Form 10-Q
period 2011-09-30
Thunderclap Entertainment, Inc.
filed 2011-11-21
CIK 1514056

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-172658

Thunderclap Entertainment, Inc.

(Exact Name of Registrant as Specified in its Charter)

California	30-0580318
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

201 Santa Monica Blvd., Suite 300
Santa Monica, CA	90401
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 752-7773

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§230.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated file,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 15, 2011, the number of shares outstanding of the issuer’s sole class of common stock, no par value per share, is 16,485,000.

table of contents

Part I – FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Balance Sheet	3
Statement of Operations	4
Statements of Cash Flows For the Nine Months Ended September 30, 2011 and 2010 and for the Period from September 10, 2009 (inception) through September 30, 2011	5
Notes to Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations	12
Results of Operations	13
Three months ended September 30, 2011 compared with the three months ended September 30, 2010	14
Nine months ended September 30, 2011 compared with the nine months ended September 30, 2010	14
Off-Balance Sheet Arrangements	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	18
PART II — OTHER INFORMATION	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. (Reserved)	20
Item 5. Other Information	20
Item 6. Exhibits	20
Signatures	21
CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-oxley act of 2002
Certification pursuant to 18 U.S.C. Section 1350, as ENTACTED pursuant to Section 906 of the Sarbanes-oxley act of 2002

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

Balance Sheet

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$147	$11,977
Total Current Assets	147	11,977

Furniture & Equipment	5,722	5,722
Less: Accumulated Deprecation	(2,787)	(1,357)
Total Furniture & Equipment	2,935	4,365

TOTAL ASSETS	$3,082	$16,342

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts Payable	$3,250	$1,495
Advances from Shareholders	13,816	—
Total Current Liabilities	17,066	1,495

TOTAL LIABILITIES	17,066	1,495

STOCKHOLDERS' EQUITY
Common Stock; Authorized 50,000,000 common shares, no par, 16,485,000 issued and outstanding on September 30, 2011 and December 31, 2010, respectively	150,000	150,000
Common Stock Receivable	—	—
Total Common Stock	150,000	150,000
Deficit accumulated during the development stage	(163,983)	(135,153)
TOTAL STOCKHOLDERS' DEFICIT	(13,983)	14,847)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$3,082	$16,342

The accompanying notes are an intergral part of these financial statements.

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

Statement of Operations

For the Three Months Ended September 30, 2011 and 2010 and

For the Nine Months Ended September 30, 2011 and 2010 and

For the period from September 10, 2009 (inception) through September 30, 2011

	For the Three Months Ended		For the Nine Months Ended	For the Nine Months Ended	For the Period from inception (September 10, 2009) to
	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)

Expenses

General & Administrative Expenses	$1,310	4,756	$14,185	21,653	48,397
Professional and Consulting Fees	750	1,350	8,665	24,625	86,299
Rent Expense	—	2,600	4,550	11,700	24,050
Stock-based Compensation	—	—	—	—	1,500
Website Development	—	—	—	400	950
Depreciation Expense	477	477	1,430	880	2,787

Total Expenses	2,537	8,706	28,830	59,258	163,983

Net Loss for the Period	$(2,537)	$(8,706)	$(28,830)	$(59,258)	$(163,983)

Basic and diluted loss per common share	$(0.00)	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average number of common shares outstanding - Basic and diluted	16,354,167	16,354,167	16,354,167	16,354,167	16,354,167

The accompanying notes are an intergral part of these financial statements.

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
and for the Period from September 10, 2009 (inception) through September 30, 2011

	(unaudited)
	For the Nine Months Ended Sep. 30, 2011 (Unaudited)	For the Nine Months Ended Sep. 30, 2010 (Unaudited)	For the period from September 10, 2009 (Inception) through Sep. 30, 2011 (Unaudited)
OPERATING ACTIVITIES
Net loss	$(28,830)	$(59,258)	$(163,983)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Accounts payable	1,755	(9,500)	3,250
Accumulated depreciation	1,430	880	2,787
Loans (to) from shareholders	13,816	(4,055)	13,816

Net cash used by Operating Activities	(11,829)	(71,933)	(144,130)

INVESTING ACTIVITIES
Furniture & Equipment	—	(5,722)	(5,722)

Net cash used for Investing Activities	—	(5,722)	(5,722)

FINANCING ACTIVITIES
Common stock	—	73,000	150,000
Common stock receivable	—	5,000	—

Net cash provided by financing activities	—	78,000	150,000

Net increase (decrease) in cash and cash equivalents	(11,829)	345	148

Cash, at beginning of period	11,977	21,771	—

Cash, at end of period	$148	$22,116	$148

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock issued for services	$—	$—	$1,500

Supplemental cash flow information:
Interest paid	—	—	—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements (Unaudited)

December 31, 2010 and for the period from September 10, 2009 (inception) to September 30, 2011

NOTE 1 - UNAUDITED INFORMATION

The balance sheet of Thunderclap Entertainment, Inc. (the “Company”) as of September 30, 2011, and the statements of operations for the three-month period ended September 30, 2011 and the nine-month period ended September 30, 2011, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of September 30, 2011, and the results of operations for the three-months ended September 30, 2011 and for the nine-months ended September 30, 2011.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year.  These financial statements should be read in conjunction with the audited financial statements and notes to financial statements as of December 31, 2010 and calendar year then ended.

NOTE 2 - NATURE OF BUSINESS

The Company was incorporated under the laws of the state of California on September 10, 2009, under the name Thunderclap Entertainment, Inc. The Company has limited operations and is developing a business plan as a producer of low-budget motion pictures. To date, its business activities have been limited to organizational matters, research of film scripts and raising capital. It is considered a development stage company and has not yet realized any revenues from its planned operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity.” The Company is still devoting substantially all of its efforts on establishing its business and its planned principal operations have not commenced.  All losses accumulated, since inception, have been considered as part of the Company’s development stage activities.

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

Stock Based Compensation

ASC 718 "Compensation - Stock Compensation" which codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction is recognized as a liability; otherwise, the transaction is recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

No provision was made for Federal income tax.

Property and Equipment

Property and equipment are stated at cost and consist solely of computer equipment. Depreciation of computer equipment is computed on the straight-line basis over 3 years, the estimated useful life of the equipment.

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets.

For the three month period ended September 30, 2011, we recognized $477 in depreciation expense on our equipment.

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method over the estimated useful lives of the equipment.

Advertising Costs

Advertising and promotion costs are expensed as incurred. The Company has not incurred any such expenses since inception.

Earnings (Loss) per Share

The Company’s basic earnings (loss) per share are calculated by dividing its net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings (loss) per share is calculated by dividing its net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2010.

FASB ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1.	Observable inputs such as quoted prices in active markets;

•	Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3.	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended September 30, 2011.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed.

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

Research and Development

Research and development costs are expensed as incurred; however, we did not incur any such costs.

Recent Accounting Pronouncements

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to the Company's fiscal quarter beginning January 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4–INCOME TAXES

As of September 30, 2011, the Company had a net operating loss carry forward of ($163,983) that may be available to reduce future years’ taxable income through 2030.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

As of September 30, 2011
Deferred tax assets:
Net operating tax carry-forwards	$163,983

Gross deferred tax asset	163,983
Valuation allowance	(163,983)

Net deferred tax assets	$—

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 5–NET OPERATING LOSSES

As of September 30, 2011, the Company has a net operating loss carry-forward of approximately $163,983, which will expire 20 years from the date the loss was incurred.

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

NOTE 6–STOCKHOLDERS’ EQUITY

The Company was formed with one class of common stock, no par value and is authorized to issue 50,000,000 common shares and no preferred shares. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

In September 2009, the Company issued 1,000,000 shares of common stock to its officer and sole director, Gary L. Blum. The Company issued this stock to Mr. Blum in exchange for $100 of services rendered to the Company in its formation at a price of $0.0001 per share. In addition, the Company issued 250,000 shares of common stock to its president, Michael F. Matondi, in exchange for $25 of services rendered in its formation at a price of $0.0001 per share.

In September 2009, the Company issued 13,000,000 common shares to Donald P. Hateley, its founder and legal counsel, for services rendered in its formation and organization valued at $1,300 or $0.0001 per share and 500,000 common shares to Alena V. Borisova for services rendered in its formation and organization valued at $500 or $0.0001 per share and 250,000 common shares to Sherry Goggin for services rendered in its formation and organization valued at $250 or $0.0001 per share.

From September 29, 2009 to December 31, 2009, the Company issued 705,000 shares at a price of $0.10 per share for $70,500 to individuals in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act.

From January 1, 2010 to April 9, 2010, the Company issued 780,000 common shares at a price of $0.10 per share for $78,000 to individuals in a transaction that is exempt from the registration requirements of the Act in reliance on Section 4(2) of the Act.

As of September 30, 2011, there are 16,485,000 shares of common stock outstanding.

NOTE 7–RELATED PARTY TRANSACTIONS

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company’s majority shareholder is its legal counsel. In April 2011, a shareholder advanced the Company $12,000 to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it. From May 2011 to September 2011, another shareholder advanced $1,816 to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it.

NOTE 8–GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a source of revenues to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

Management intends to focus on raising additional funds for the first and second quarters going forward. We cannot provide any assurance or guarantee that we will be able to generate revenues. Potential investors must be aware if we are unable to raise additional funds through the sale of our common stock and generate sufficient revenues, any investment made into the Company would be lost in its entirety.

The Company has net losses for the period from September 10, 2009 (inception) to September 30, 2011 of ($163,983). The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 – PROPERTY

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $800 per month. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after December 31, 2010 through the date the financial statements are available for issuance. During this period, the Company received advances from two shareholders in the amount of $12,000 and $1,816, respectively, which do not bear any interest or due date. The shareholders have orally agreed to defer any repayment until the Company is financially able to repay them.

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the “Reform Act”). The Reform Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact that we make in this Quarterly Report on Form 10-Q are forward-looking. The words "anticipates," "believes," "expects," "intends," "will continue," "estimates," "plans," "projects," the negative of these terms and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean the statement is not forward-looking.

Forward-looking statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Certain risks, uncertainties or other important factors are detailed in this Quarterly Report on Form 10-Q and may be detailed from time to time in other reports we file with the Securities and Exchange Commission, including on Forms 8-K and 10-K.

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our future products, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

•	the risks of a development stage company;
•	management’s plans, objectives and budgets for its future operations and future economic performance;
•	capital budget and future capital requirements;
•	meeting future capital needs;
•	our dependence on management and the need to recruit additional personnel;
•	limited trading for our common stock, if listed or quoted
•	the level of future expenditures;
•	impact of recent accounting pronouncements;
•	the outcome of regulatory and litigation matters; and
•	the assumptions described in this report underlying such forward-looking statements. Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:
•	those described in the context of such forward-looking statements;
•	future product development and marketing costs;
•	timely development and acceptance of our film or television projects;
•	the markets of our domestic operations;
•	the impact of competitive products and pricing;
•	the political, social and economic climate in which we conduct operations; and
•	the risk factors described in other documents and reports filed with the Securities and Exchange Commission, including our Registration Statement on Form S-1/A (SEC File No. 333-172658).

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to update publicly any of them in light of new information or future events.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following is management's discussion and analysis of financial condition and results of operations and is provided as a supplement to the accompanying unaudited financial statements and notes to help provide an understanding of our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited financial statements.

In this Quarterly Report on Form 10-Q, "Company," "the Company," "us," and "our" refer to Thunderclap Entertainment, Inc., a California corporation, unless the context requires otherwise.

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended September 30, 2011 and September 30, 2010 and for the nine months ended September 30, 2011 and September 30, 2010 and for the period from September 10, 2009 (inception) through September 30, 2011. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

Results of Operations

General

We were incorporated under the laws of the State of California on September 10, 2009 with fiscal year end in December 31. We are a development stage enterprise that seeks to become an independent film production company, to develop and produce low-budget, independent feature films under $2,000,000. Since beginning operations in September 2009, we have not developed or produced any films and we have accumulated losses in the amount of ($163,983) as of September 30, 2011. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We have yet to commence planned operations to any significant measure. As of the date of this registration statement, we have had only limited start-up operations and have not generated any revenues. We will not be profitable until we derive sufficient revenues and cash flows from the development, production and sale of film projects. Our chief executive officer and sole director, Gary L. Blum, and our president, Michael F. Matondi, III, are our only employees. Mr. Blum and Mr. Matondi will devote at least ten hours per week to us but may increase the number of hours as necessary.

As of September 30, 2011, we had $147 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next three months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of September 30, 2011, the Company borrowed $13,816 from two of our shareholders.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering, we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company with nominal assets to secure. Therefore, we are highly dependent upon the success of a future private placement offering and failure thereof would result in our having to seek capital from other resources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a development stage company with no operations to date, we would likely have to pay additional costs associated with high-risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

We have no current plans, preliminary or otherwise, to merge with any other entity.

At the present time, we are negotiating with various investors to obtain additional equity financing. There can be no assurance that we will be successful in obtaining additional capital from these negotiations. If are unable to raise additional capital, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph and the preceding paragraphs, we have no other financing plans.

Management does not plan to hire additional employees at this time. Our officers and directors will be responsible for the initial product and service sourcing. We have hired an independent consultant to build the site.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10Q.

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended September 30, 2011 and 2010 and our unaudited financial statements for the nine months ending September 30, 2011 and 2010, together with notes thereto, which are included in this Quarterly Report on Form 10Q.

Three months ended September 30, 2011 compared with the three months ended September 30, 2010

Revenues. We had no revenues for the three months ended September 30, 2011 and 2010.

Operating expenses. Operating expenses include general and administrative expenses, professional and consulting fees, rent expense, website development and depreciation. In total, operating expenses decreased $6,169 or 70.86% to $2,537 for the three months ended September 30, 2011 from $8,706 for the three months ended September 30, 2010. The components of operating expenses are discussed below.

•	General and administrative expenses decreased by $3,446 between 2011 and 2010 to $1,310 from $4,756 or 72.46%. The decrease between 2011 and 2010 is primarily attributable to decreases in office expenses, travel and entertainment related expenses.

•	We did not incur research and development expenses in the three months ended September 30, 2011 or 2010.

•	We did not incur website development costs in the three months ended September 30, 2011 or 2010.

•	Professional and consulting fees decreased $600 between 2011 and 2010 to $1,350 from $750. This decrease was primarily due to the decrease in our accounting and regulatory filings in 2011.

•	Depreciation expense remained the same at $477 for the three months ended September 30, 2011 and 2010.

Net Loss. Our net loss decreased to $2,537 for the three months ended September 30, 2011 from $8,706 for the comparable period in 2010, or a decrease of $6,169. The decrease is primarily attributable to a reduction in general and administrative expense, rent expense and professional and consulting fees.

Nine months ended September 30, 2011 compared with the nine months ended September 30, 2010

Revenues. We had no revenues for the nine months ended September 30, 2011 and 2010.

Operating expenses. Operating expenses include general and administrative expenses, professional and consulting fees, rent expense, website development and depreciation. In total, operating expenses decreased $30,428 or 51.35% to $28,830 for the nine months ended September 30, 2011 from $58,528 for the nine months ended September 30, 2010. The components of operating expenses are discussed below.

•	General and administrative expenses decreased by $7,468 between 2011 and 2010 to $14,185 from $21,653 or 34.49%. The decrease between 2011 and 2010 is primarily attributable to decreases in office expenses, rent and entertainment related expenses.

•	We did not incur research and development expenses in the three months ended September 30, 2011 or 2010.

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

•	Website development costs decreased $400 for the nine months ended September 30, 2010 compared to the comparable period in 2010 from $400 to $0. The decrease is due the completion of the first phase of our website.

•	Professional and consulting fees decreased $15,960 between 2011 and 2010 to $8,665 from $24,625. This decrease was primarily due to the decrease in our legal, accounting and regulatory filings in 2011.

•	Depreciation expense increased by $550 between 2011 and 2010 to $1,430 from $880. The increase was due to the purchase of equipment.

Net Loss. Our net loss decreased to $28,830 for the nine months ended September 30, 2011 from $59,258 for the comparable period in 2010, or a decrease of $30,428. The decrease is primarily attributable to a reduction in general and administrative expense, rent expense and professional and consulting fees.

Liquidity and Capital Resources. In 2011, we did not issue any shares for capital. In April 2011, one of our minority shareholders, who is neither an officer or director, and who owns less than 10% of our issued and outstanding common stock, loaned us $12,000 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. From May 2011 to September 2011, our majority shareholder loaned us $1,816 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $3,082 as of September 30, 2011, consisting of $147 in cash and $2,935 in furniture and equipment, net of $2,787 in depreciation. Our working capital deficit was $13,984 as of September 30, 2011.

Our total liabilities are $17,066 as of September 30, 2011, consisting of $17,066 in current liabilities, which includes $3,250 of accounts payable and advances from shareholders of $13,816.

Our total stockholders’ deficit is $13,983 as of September 30, 2011, and an accumulated deficit of $163,983 as of September 30, 2011.

We had $11,829 in net cash used in operating activities for the nine months ended September 30, 2011, which included $28,830 in net loss, which amount was offset by $1,755 in accounts payable, $1,430 in depreciation and $13,816 in advances from shareholders.

We had no cash provided by investing activities in the nine months ended September 30, 2011.

We had no cash provided by financing activities for the nine months ended September 30, 2011.

We do not now have funds sufficient for pursuing our plan of operation, but we are in the process of trying to procure funds sufficient to fund our operations until we are able to finance our operations through cash flow. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders' investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

The Company had no formal long-term lines or credit or other bank financing arrangements as of September 30, 2011.

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended September 30, 2011 and September 30, 2010, respectively.

Plan of Operation

Our business strategy is to continue to develop and expand our website (www.thunderclapinc.com) and have it operational by no later than the end of the fourth quarter of 2011 whereby individuals will be able to submit their screenplays, treatments and other projects on the site. Theses submissions will be available for public to view and critique. By the end of the fourth quarter of 2011, we hope to have multiple submissions of screenplays, treatments and other entertainment related projects and intend to continue with this method of seeking product from writers and others. We will evaluate the submissions and may commission a screenplay based on books and other ideas that we review. We intend to exclusively own all right title and interest in and to the underlying screenplay and any film derived from it.

The number of screenplays to which we will be able to secure production rights during the development stage will depend upon the success of securing financing for each project. We plan to develop at least one screenplay based on the submissions we anticipate being uploaded to our website. There are currently no agreements in place between any funding sources and us for the production of any submissions. There can be no guarantee we will have enough funds to secure the rights of any screenplay in the future.

We intend to implement the following tasks within the next twelve months:

Website: (Estimated cost to complete $1,000). Developing a website is critical to reaching prospective screenwriters as well as industry professionals. Our enhanced website, www.thunderclapinc.com, will be designed generate interest in our production concept as well as attracting new writing talent.

Secure Rights to Screenplay: (Estimated cost $10,000). We estimate it will take approximately six to twelve months after the website is operational to secure the rights to a screenplay. We will attempt to acquire any screenplay rights with the issuance of our common stock to the writer.

Pre-Production Business Plan: (Estimated cost - None). Our officers and sole director will complete this without compensation. Once we complete the above tasks, we estimate completing a pre-production business plan by the end of the fourth quarter of 2011. This pre-production business plan together with the preliminary screenplay, budget, shooting schedule, production board and any talent commitment will be presented to prospective directors, actors, investors and/or financiers by our management.

If we are able to successfully complete the above goals within the estimated timeframes set forth and are able to raise additional proceeds above the minimum ($10,000) that may be needed to secure the screenplay, those funds would be allocated as follows:

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

Retain Screen Writer: (Estimated cost $10,000). After a screenplay has been secured, we estimate an additional three months thereafter would be required to secure a screenwriter. We intend to pay for this expense from the funding source for the production.

Completion of Screenplay: (Estimated cost $10,000). We believe the screenplay can be finalized within three months.

Secure Director, Actor(s) and Supporting Cast for Film Production: (Estimated cost $75,000- $125,000; this fee may be secured with issuance of the Company’s common stock – however, management cannot predict at this time if its common stock will be attractive to secure the above personnel). We believe this can be completed within 30-45 days after the screenplay has been written.

The following steps would require additional financing from a third party source or from the issuance of our common stock in the future. We believe if we are able to complete the above goals we would be in a position to obtain additional financing to complete the below tasks within the specified timeframe; however, there can be no guarantee or assurance that we will be successful in completing any of the above described tasks.

Secure Financing: We cannot provide any estimated cost for the financing aspect of the film, as there are multiple variables to financing the film. See “Financing Strategy” in the Description of Business section set forth below. We anticipate that we will be in discussions regarding the financing of a film, with various potential investors and/or participants, as soon as we identify a viable screenplay.

Film/Production: We plan to focus its business on the development and production of commercial feature-length motion pictures having budgets of up to $2 million. Estimated time to complete filming and production is estimated at nine to twelve months.

Secure Distribution Agreements: (Estimated cost $2,500). Upon completion of the film/production process we plan to seek and secure distribution agreements.

Our management does not anticipate the need to hire additional full or part- time employees over the next six (6) months, as the services provided by our officers and director appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by these two individuals.  Our management's responsibilities are mainly administrative at this early stage.  While we believe that the addition of employees is not required over the next six (6) months, the professionals we plan to utilize will be considered independent contractors. We do not intend to enter into any employment agreements with any of these professionals. Thus, these persons are not intended to be employees of our company.

Our management does not expect to incur research costs in the next twelve months; we currently do not own any significant plants or equipment that we would seek to sell in the near future; we do not have any off-balance sheet arrangements; and we have not paid for expenses on behalf of our director. Additionally, we believe that this fact shall not materially change.

Off-Balance Sheet Arrangements

None.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

Use of Estimates:

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended September 30, 2011.

We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls over Financial Reporting

During the three month period ended September 30, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

INHERENT LIMITATIONS OF INTERNAL CONTROLS

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•      pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•      provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

•      provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10Q or are incorporated herein by reference:

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THUNDERCLAP ENTERTAINMENT, INC.

November 21, 2011	/s/ Gary L. Blum
Gary L. Blum Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

