Form 10-Q/A
period 2011-09-30
Thunderclap Entertainment, Inc.
filed 2011-11-23
CIK 1514056

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

Balance Sheet

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$148	$11,977
Total Current Assets	148	11,977

Furniture & Equipment	5,722	5,722
Less: Accumulated Deprecation	(2,787)	(1,357)
Total Furniture & Equipment	2,935	4,365

TOTAL ASSETS	$3,083	$16,342

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts Payable	$3,250	$1,495
Advances from Shareholders	13,816	—
Total Current Liabilities	17,066	1,495

TOTAL LIABILITIES	17,066	1,495

STOCKHOLDERS' EQUITY
Common Stock; Authorized 50,000,000 common shares, no par, 16,485,000 issued and outstanding on September 30, 2011 and December 31, 2010, respectively	150,000	150,000
Common Stock Receivable	—	—
Total Common Stock	150,000	150,000
Deficit accumulated during the development stage	(163,983)	(135,153)
TOTAL STOCKHOLDERS' DEFICIT	(13,983)	14,847)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$3,083	$16,342

The accompanying notes are an intergral part of these financial statements.

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

Statement of Operations

For the Three Months Ended September 30, 2011 and 2010 and

For the Nine Months Ended September 30, 2011 and 2010 and

For the period from September 10, 2009 (inception) through September 30, 2011

	For the Three Months Ended		For the Nine Months Ended	For the Nine Months Ended	For the Period from inception (September 10, 2009) to
	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)

Expenses

General & Administrative Expenses	$1,310	4,279	$14,185	21,653	48,397
Professional and Consulting Fees	750	1,350	8,665	24,625	86,299
Rent Expense	—	2,600	4,550	11,700	24,050
Stock-based Compensation	—	—	—	—	1,500
Website Development	—	—	—	400	950
Depreciation Expense	477	477	1,430	880	2,787

Total Expenses	2,537	8,706	28,830	59,258	163,983

Net Loss for the Period	$(2,537)	$(8,706)	$(28,830)	$(59,258)	$(163,983)

Basic and diluted loss per common share	$(0.00)	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average number of common shares outstanding - Basic and diluted	16,354,167	16,354,167	16,354,167	16,354,167	16,354,167

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

As of September 30, 2011, we had $148 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next three months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of September 30, 2011, the Company borrowed $13,816 from two of our shareholders.

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

•	General and administrative expenses decreased by $3,446 between 2011 and 2010 to $1,310 from $4,279 or 68.45%. The decrease between 2011 and 2010 is primarily attributable to decreases in office expenses, travel and entertainment related expenses.

•	We did not incur research and development expenses in the three months ended September 30, 2011 or 2010.

•	We did not incur website development costs in the three months ended September 30, 2011 or 2010.

•	Professional and consulting fees decreased $600 between 2011 and 2010 to $1,350 from $750. This decrease was primarily due to the decrease in our accounting and regulatory filings in 2011.

•	Depreciation expense remained the same at $477 for the three months ended September 30, 2011 and 2010.

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

Our total assets are $3,083 as of September 30, 2011, consisting of $148 in cash and $2,935 in furniture and equipment, net of $2,787 in depreciation. Our working capital deficit was $13,984 as of September 30, 2011.

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

THUNDERCLAP ENTERTAINMENT, INC.

November 23, 2011	/s/ Gary L. Blum
Gary L. Blum Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

