Form 10-K
period 2011-12-31
Thunderclap Entertainment, Inc.
filed 2012-04-16
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-172658

Thunderclap Entertainment, Inc.

(Exact Name of Registrant as Specified in its Charter)

California (State or other Jurisdiction of Incorporation or Organization)	30-0580318 (I.R.S. Employer Identification No.)

201 Santa Monica Blvd., Suite 300, Santa Monica, CA 90401-2224

(Address of principal executive offices) (Zip Code)

(310) 576-4758

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:     None.

Securities registered under Section 12(g) of the Exchange Act:     Common Stock, no par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S−B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

Aggregate market value of the voting stock held by non-affiliates: $11,220,000 as of April 15, 2012

Issuer revenues for its most recent fiscal year: $0

Number of shares outstanding of each of the issuer’s classes of common stock at April 15, 2012: Common Stock: 16,485,000.

Transitional Small Business Disclosure Format:   Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small.  See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

table of contents

Part I – FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Balance Sheet	F-2
Statement of Operations	F-3
Statements of Cash Flows For the Nine Months Ended September 30, 2011 and 2010 and for the Period from September 10, 2009 (inception) through September 30, 2011	F-4
Notes to Financial Statements (Unaudited)	F-6
Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations	23
Results of Operations
Three months ended September 30, 2011 compared with the three months ended September 30, 2010
Nine months ended September 30, 2011 compared with the nine months ended September 30, 2010
Off-Balance Sheet Arrangements
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. (Reserved)
Item 5. Other Information
Item 6. Exhibits
Signatures	30
CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-oxley act of 2002
Certification pursuant to 18 U.S.C. Section 1350, as ENTACTED pursuant to Section 906 of the Sarbanes-oxley act of 2002

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets and the availability of capital or other funding on terms satisfactory to us. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

 For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business” below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

Item 1. Description of Business.

Organization

We were incorporated in the State of California as a for-profit company on September 10, 2009 and established a fiscal year end of December 31. We are a development stage enterprise. On September 15, 2009, our incorporator adopted our bylaws and appointed our sole director. We were formed to develop, produce and distribute low-budget, independent feature films and exploit other entertainment opportunities, which may include the licensing and selling of intellectual properties.

On September 15, 2009, we issued 15,000,000 shares of our common stock, valued at $0.0001 per share, to our 5 founders, which includes 250,000 common shares to our president, Michael F. Matondi, III and 1,000,000 common shares to our chief executive officer and sole director, Gary L. Blum, in exchange for organizational services incurred since our incorporation at a price of $0.0001 per share and valued at $25 and $100, respectively. We also issued 13,750,000 common shares to 3 other founders for services rendered at a price of $0.0001 per share valued at $1,375. From September 27, 2009 to April 18, 2010, we sold and issued 1,485,000 shares of our common stock at a price of $0.10 per share for $148,500 to 25 individuals. From January 1, 2011, to April 30, 2011, our burn rate was approximately $4,500 per month. Presently, our monthly burn rate is approximately $500 per month, which consists of miscellaneous office expenses. We believe that our present capital is sufficient to cover our monthly burn rate for the next 12 months. We believe that we will require approximately $10,000 to $100,000 in either cash or our common stock to accomplish the goals set out in our plan of operation. We intend to use our common stock to accomplish these goals in order to conserve our cash. To the extent we are unable to accomplish our goals with the issuance of common stock for services and products, then we intend to raise additional capital from investors through the sale of our common stock. We will not receive any proceeds from the sale of the shares in this offering. See “Use of Proceeds.”

Our principal business, executive and registered statutory office is located at 201 Santa Monica Blvd., Suite 300, Santa Monica, CA 90401and our telephone number is (310) 752-7773, fax (310) 593-4095 and email contact is submissions@thunderclapinc.com. Our URL address is www.thunderclapinc.com.

Business

We are a development stage enterprise that was formed to develop and produce low-budget, feature length motion pictures and other entertainment related projects. We also intend to acquire scripts and the rights to projects. We have had limited operations and have limited financial resources. We have not yet begun any entertainment projects. Our auditors indicated in their report on our financial statements (the “Report”) that “the Company’s lack of business operations and continuing losses raise substantial doubt about its ability to continue as a going concern.” Our operations to date have been devoted primarily to start-up and development activities, which include:

1.	Formation of the Company;
2.	Development of our business plan;
3.	Evaluating various entertainment properties;
4.	Research on marketing channels/strategies for our entertainment properties and the industry;
5.	Secured our website domain www.thunderclapinc.com and developed our initial online website; and
6.	Research on books and ideas that we may develop into film projects.

In 2012, we plan to focus our business operations on the development and production of commercial, feature-length, low-budget motion pictures having budgets of up to $2 million dollars. We plan to utilize our website to solicit projects from writers, directors, producers and agents. We anticipate promoting these film properties by assembling a business plan for presentation to prospective investors and financiers, consisting of the screenplay, a budget, shooting schedule, production board and identification of recognizable actor(s) or director(s) for the film. We also intend to have discussions with various film distributors to determine what our best options are for the distribution of a completed project. We plan to offer grants of our stock or options to acquire our stock in order to secure screenplays, treatments, actors’ participation and directors’ participation in our films. A treatment is a written sketch outlining the plot, characters, and action for a screenplay but not including certain elements of a finished screenplay, such as camera directions and dialogue. There can be no assurance that writers, actors and/or directors, in exchange for their participation in a film, will ever consider our stock in exchange for their screenplays or services. Any such grants of stock may involve substantial dilution to our existing shareholders. See “Risk Factors.”

We currently do not have sufficient capital to independently finance our own film projects. We intend to rely on outside sources of financing for all film production activities. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to produce commercially successful motion picture films. In order to succeed, we must develop or acquire screenplays appropriate for production and distribution. We intend to rely on our Chairman’s and President's access to and relationships with, creative talent, including writers, actors and directors to find suitable existing screenplays. We also intend to market our website to the film industry to solicit screenplays for our consideration. There can be no guarantee or assurance that our Chairman or President and/or our website will enable us to attract and produce commercially viable screenplays into films that will result in future profits to us.

We plan to profit from this business activity by exclusively owning all right title, and interest in and to, the screenplay and any film derived from it and also capitalizing on other marketing opportunities associated with these properties including but not limited to the publishing and promotion of associated music, the incorporation of original songs on sound tracks for subsequent use in promotion, sound track albums, story-telling records and the licensing of merchandising rights. Motion picture revenue is derived from the worldwide licensing of a film to several distinct markets, each having its own distribution network and potential for profit. The selection of the distributor for each of our feature films will depend upon a number of factors. Our most basic criterion is whether the distributor has the ability to secure bookings for the exhibition of the film on satisfactory terms. We will consider whether, when and in what amount the distributor will make advances to us. We will also consider the amount and manner of computing distribution fees and the extent to which the distributor will guarantee certain print, advertising and promotional expenditures.

No assurance can be given that our films, if produced, will be distributed and, if distributed, will return the investment or make a profit. To achieve the goal of producing profitable low-budget, feature films, we plan to be selective in our choice of screenplays that we decide to produce, exercise a high degree of control over the cost of production, and work with potential distributors on a viable and cost-effective distribution and marketing plan for our films.

The production of feature films does not require the ownership of expensive equipment. We believe that all the necessary equipment needed to engage in every aspect of the film production process can be rented or borrowed for the period in which it is needed. We believe that many production companies follow this operating procedure and we plan to rent or borrow the needed equipment in our anticipated film productions.

Since September 10, 2009 (our inception) to December 31, 2011, we have not generated any revenues and have a net loss of $(165,766). We anticipate generating revenues within the first twelve months after we have secured separate financing for our first film project. We believe that we have sufficient working capital to continue our operations for the next 12 months without the need to seek additional financing based on loans from our shareholders, which are expected to continue. In the event our shareholders are unwilling or unable to advance us funds, we will not have sufficient working capital. We currently have two officers and a sole director. These individuals allocate time and personal resources to us on a part-time basis and devote approximately 10 hours per week to us. One of our shareholders, who is neither an officer or director and who owns less than 10% of our common stock, has advanced $12,000 as an interest-free demand loan and has orally agreed to defer payment until we are financially able to repay it. Our control shareholder has advances us $2,466 as an interest-free demand loan and has orally agreed to defer payment until we are able to repay it.

Competition

As of yet, there are very few companies providing 3D TV production and conversion services. On the other hand, all major film production companies and studios are producing and/or converting feature films for the 3D theatrical market. Almost all of such companies have greater resources, including assets and personnel, then Empire. There can be no assurance that we will be able to successfully compete against these businesses should they decide to enter the 3D TV market in a big way.

Employees

Mr. Dunn is the President, Secretary, and a Director of Empire.  Currently, in addition to Mr. Dunn, Evelyn Ramos is Chief Financial Officer and Director of Empire. Both Mr. Dunn and Ms. Ramos are part-time employees with Mr. Dunn devoting approximately 25% of his time to Empire’s business. Richard Mann and Ellen Myers Fontana serve as in house producers. The Company hires additional staff on an as needed basis, depending which production is operating. Most of our services will be performed by approved sub-contractors in the L.A. area thus reducing the number of employees required.  The Company anticipates that it will need to hire additional employees as the business grows.  In addition, the Company may expand the size of its Board of Directors in the future.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Item 1A. Risk Factors.

We are subject to those financial risks generally associated with development stage enterprises. Since we have sustained losses since inception, we will require financing to fund our development activities and to support our operations and will independently seek additional financing. However, we may be unable to obtain such financing. We are also subject to risk factors specific to our business strategy and the entertainment industry.

RISKS ASSOCIATED WITH OUR COMPANY AND INDUSTRY

Since we are a development stage enterprise, have generated no revenues and lack an operating history, an investment in the shares offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plans.

We are a newly organized development stage enterprise that was incorporated in September 2009 and we have not realized revenues. We have no operating history upon which an evaluation of our future prospects can be made. From our inception on September 10, 2009 to December 31, 2010, we have incurred a net loss of $(165,766). Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the entertainment and film production industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to secure screenplays, attract talent and produce feature films. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

As a public company, we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance could be significant. If our revenues are insufficient, and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business that would result in our being unable to continue as a going concern.

Our auditor's report on our December 31, 2011 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Moreover, our officers may be unable or unwilling to loan or advance us any funds. See “Audited Financial Statements - Auditors Report."

Because we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors. We incurred a $(165,766) net loss for the period from inception to December 31, 2011 and we have no revenue. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our films. We plan to seek additional funds through private placements of our common stock. Private placements of our common stock may involve substantial dilution to our existing shareholders. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Our officers and directors have limited experience in the motion picture industry, which could prevent us from successfully implementing our business plan, and impede our ability to earn revenue.

Our officers and directors have limited practical experience in the motion picture industry. Our president has only produced one commercial film. Our management's lack of experience could hinder their ability to successfully develop screenplays that will result in commercially successful films, or to secure production financing. It is likely that our management's inexperience with film production and financing will hinder our ability to earn revenue. Each potential investor must carefully consider the lack of experience of our officers and directors before purchasing our common stock.

Key management personnel may leave us, which could adversely affect our ability to continue operations.

We are entirely dependent on the efforts of Michael F. Matondi, III, our president, and Gary L. Blum, chief executive officer and sole director. The loss of our officers and sole director, or of other key personnel hired in the future, could have a material adverse effect on the business and its prospects. There is currently no employment contract by and between any office/director and us. Also, there is no guarantee that replacement personnel, if any, will help us to operate profitably. They have been, and continue to expect to be able to commit approximately 10 hours per week of their time, to the development of our business plan in the next six months. If management is required to spend additional time with their outside employment, they may not have sufficient time to devote to us and we would be unable to develop our business plan resulting in the business failure.

We do not maintain key person life insurance on our officers and sole director.

If we are unable to obtain additional funding our business operation will be harmed, and if we do obtain additional funding, our then existing shareholders may suffer substantial dilution.

We have limited financial resources. As of December 31, 2011, we had $48 of cash on hand and total assets of $2,506. If we are unable to develop our business or secure additional funds our business would fail and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

General domestic and international economic conditions could have a material adverse effect on our operating results and common stock price and our ability to obtain additional financing.

As a result of the current economic downturn and macro-economic challenges currently affecting the economy of the United States and other parts of the world, some of the films or projects that we may desire to produce could suffer delays or postponement until the economy strengthens, which could in turn effect our ability to obtain additional financing or film financing. We anticipate our revenues to be derived from the sale of our film projects, which could be suffer if distributors and/or film companies are suffering from the economic downturn. During weak economic conditions, we may not experience any growth if we are unable to obtain financing for our film projects. If the domestic and/or international economy were to continue to weaken, the demand for any film projects we may desire to produce could decline, which could have a material adverse effect on our operating results and stock price.

In the future we may seek additional financing through the sale of our common stock resulting in dilution to existing shareholders.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that, if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding, which will result in a reduction in the value of an existing shareholder’s interest. To raise additional capital we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for our business plan and expenditures. As of the date of this registration statement of which this prospectus is a part, we have not earned any revenue. Failure to generate revenue will cause us to go out of business, which will result in the complete loss of your investment.

We may be unable to adequately protect our intellectual property from infringement by third parties.

Our business plan is significantly dependent upon exploiting our products and any intellectual property that we may develop in the future. There can be no assurance that we will be able to control all of the rights for all of our property or that some of the rights may not revert to their original owners. We may not have the resources necessary to assert infringement claims against third parties who may infringe upon our intellectual property rights. Litigation can be costly and time consuming and divert the attention and resources of management and key personnel. We cannot assure you that we can adequately protect any intellectual property or successfully prosecute potential infringement of our intellectual property rights. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours, or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect our intellectual property rights may result in a loss of revenue and could materially adversely affect our operations and financial condition.

If our films are not commercially successful and/or do not generate revenues, our business would fail.

Producing films involves substantial risks, because it requires that we spend significant funds based entirely on our preliminary evaluation of the screenplay's commercial potential as a film. It is impossible to predict the success of any film before the production starts. The ability of a motion picture to generate revenues will depend upon a variety of unpredictable factors, including:

●	Public taste, which is always subject to change;
●	The quantity and popularity of other films and leisure activities to the public at the time of our release;
●	The competition for exhibition at the movie theaters, through video retailers, on cable television and through other forms of distribution; and
●	The fact that all films are distributed in all media.

For any of these reasons, the films that we produce may not be commercially successful and our business may suffer or fail altogether resulting in a complete loss of any investment made in our common stock.

Our films might be more expensive to make than we anticipate.

We expect that future financing that we may obtain will provide the capital required to produce our films. Expenses associated with producing the films could increase beyond projected costs because of a range of factors such as an escalation in compensation rates of talent and other personnel working on the films or in the number of personnel required to work on the films, or because of problems or difficulties with technology and equipment used in our production. In addition, unexpected circumstances sometimes cause production to exceed budget.

Competition in the entertainment industry is strong.  If we cannot successfully compete, our business may be adversely affected.

The marketplace in which we compete is intensely competitive and subject to rapid change. Our competitors include well-established enterprises. Some of these competitors are based globally. We anticipate that we will face additional competition from new entrants that may offer significant performance, price, creative or other advantages over those offered by us. Many of these competitors have greater name recognition and resources than us.

Additionally, potential competitors with established market shares and greater financial resources may introduce competing storylines. Thus, there can be no assurance that we will be able to compete successfully in the future or that competition will not have a material adverse affect on our operations. Increased competition could result in lower than expected operating margins or loss of the ability to engage distributors of their productions, either of which would materially and adversely affect our business, results of operation and financial condition.

If we are unable to secure distribution for our films, our business will suffer and likely fail.

Because we lack the resources to distribute our films ourselves, we plan to enter into arrangements with established distributors. As a result, we may be unable to secure distribution agreements or revenue guarantees before funds are spent on production. In addition, if we are unable to obtain theatrical distribution on acceptable terms, we may evaluate other alternatives, such as retaining a distributor as an independent contractor or bypassing theatrical distribution altogether. We cannot provide any assurance that we will be able to secure an independent distributor, or if we were able to, under terms that would allow us to be profitable. If we are unable to obtain adequate distribution, we may not have the ability to generate revenue.

We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability.

The motion picture industry is subject to extensive and complex federal and state laws and regulations related to safety, conduct of operations, and payment for services and payment for creative talent. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions and delays in production schedules orders.

Federal and state governments may regulate the films that we produce. Our ability to cost effectively produce our film projects could be affected by such regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business, results of operations and financial condition.

Our officers and sole director are required to commit time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

In an effort to resolve such potential conflicts of interest, our officers and sole director have agreed that any opportunities that they are aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other entities) would be presented by them solely to us.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our audited balance sheet reflects that we have $11,977 cash and minimal assets and, therefore, we may be defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention of doing), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

Following the effective date of our registration statement of which this prospectus is a part, we will be required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and/or our directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

We have only one director. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, since we only have one director, he has significant control over all corporate issues. We do not have an audit or compensation committee comprised of independent directors. Our sole director performs these functions and is not an independent director. Thus, there is a potential conflict in that sole director is also engaged in management and participates in decisions concerning management compensation and audit issues that may affect management performance.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our directors decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

We will rely upon consultants for web-development and the consultant may not complete the work within the set framework that is necessary to promote and recruit personnel effectively.

We are also heavily dependent on the web consultant to expand our website. If the consultant does not fulfill his duties, we may not be able to find another consultant with specific expertise to expand our website.

We currently have a website that will help us attract screenplays and story concepts. It is a basic website at www.thunderclapinc.com; however, functionality for our intended use is limited. We intend to use the website as a promotional and recruiting tool for potential industry professionals as well as a tool for recruiting young screenwriters. We intend to further develop our website in the next 60 – 90 days. If our website is not further developed, we may not be able to adequately access the pool of writing talent we will need to produce commercially viable motion pictures.

RISKS RELATED TO THE OWNERSHIP OF OUR SECURITIES

The $0.20 per share price of our common stock in this offering has not been determined by any independent financial evaluation, market mechanism or by our auditors, and is therefore, to a large extent, arbitrary. Our audit firm has not reviewed management's valuation and, therefore, expresses no opinion as to the fairness of the offering price as determined by our management. As a result, the price of the common stock in this offering may not reflect the value perceived by the market. There can be no assurance that the shares offered hereby are worth the price for which they are offered and investors may, therefore, lose a portion or all of their investment

Investors may lose their entire investment if we fail to implement our business plan.

As a development-stage enterprise, we expect to face substantial risks, uncertainties, expenses and difficulties.  We were formed on September 10, 2009. We have no demonstrable operations record, on which you can evaluate our business and prospects. We have yet to commence planned operations. As of the date of this prospectus, we have had only limited start-up operations and generated no revenues. We cannot guarantee that we will be successful in accomplishing our objectives. Taking these facts into account, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors' report to the financial statements included in the registration statement, of which this prospectus is a part. In addition, our lack of operating capital could negatively impact the value of our common shares and could result in the loss of your entire investment.

Participation is subject to risks of investing in micro capitalization companies.

Micro capitalization companies generally have limited product lines, markets, market shares and financial resources. The securities of such companies, if traded in the public market, may trade less frequently and in more limited volume than those of more established companies. Additionally, in recent years, the stock market has experienced a high degree of price and volume volatility for the securities of micro capitalization companies.  In particular, micro capitalization companies that trade in the over-the-counter markets have experienced wide price fluctuations not necessarily related to the operating performance of such companies.

There has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We have not entered into any agreement with a market maker to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA. There can be no assurance that we will subsequently identify an market maker and, to the extent that we identify one, enter into an agreement with it to file an application with FINRA or that the market maker’s application will be accepted by FINRA. We cannot estimate the time period that the application will require for FINRA to approve it. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether

(i)	any market for our shares will develop;

(ii)	the prices at which our common stock will trade; or

(iii)	the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB), it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock would be subject to the penny stock restrictions. See “Plan of Distribution” and “Risk Factors.”

The trading of our securities, if any, will be in the over-the-counter market, which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions that are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	the basis on which the broker or dealer made the suitability determination, and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

Our management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

●	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

There is currently no established public market for our common stock, and there can be no assurance that any established public market would develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one. See also “Plan of Distribution-State Securities-Blue Sky Laws.”

Because insiders control our activities, they may cause us to act in a manner that is most beneficial to them and not to outside shareholders, which could cause us not to take actions that outside investors might view favorably and which could prevent or delay a change in control.

Donald P. Hateley, our legal counsel, owns 13,000,000 common shares representing 78% of the outstanding common stock and our officers and sole director hold approximately 7.5% of our outstanding common stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

Our sole director has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of us.

Our Articles of Incorporation at Article IV provide for indemnification as follows: “The liability of the Directors of the Corporation for monetary damages shall be eliminated to the fullest extent permissible under California law. The Corporation is authorized to provide indemnification of agents (as defined in Section 317 of the Corporations Code) for breach of duty to the Corporation and its stockholders through bylaw provisions or through agreements with agents, or both, in excess of the indemnification otherwise permitted by Section 317 of the Corporations Code, subject to the limits of such excess indemnification set forth in Section 204 of the Corporations Code.”

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

All of the presently outstanding shares of common stock (16,485,000 shares) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our sole director will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our sole director is not an independent director, we do not currently have independent audit or compensation committees. As a result, this sole director has the ability, among other things, to determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

We are subject to certain informational requirements of the Exchange Act, as amended and we will be required to file periodic reports (i.e., annual, quarterly and special reports) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A. If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After this registration statement on Form S-1 becomes effective, we may be required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our director, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited. We intend to file the Form 8A.

We will incur ongoing costs and expenses for SEC reporting and compliance; without revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

We plan to contact a market maker immediately within the next month and apply to have the shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

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

Item 3. Legal Proceedings.

We are not a party to any legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public market for our common stock, and a public market may never develop. We are seeking a market maker to file an application with FINRA so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing in the second quarter of 2012. There can be no assurance as to whether we will identify a market marker that will be willing to file an application and, if we identify one and it agrees to file an application, whether such market maker’s application will be accepted by FINRA. We cannot estimate the time period that will be required for the application process. Even if our common stock were quoted in a market, there may never be substantial activity in such market. If there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the DTC to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all the companies on the OTCBB). What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

We do not have any common equity subject to outstanding options or warrants to purchase or securities convertible into our common equity. In general, under Rule 144, a holder of restricted common shares who is an affiliate at the time of the sale or any time during the three months preceding the sale can resell shares, subject to the restrictions described below.

If we have been a public reporting company under the Exchange Act for at least 90 days immediately before the sale, then at least six months must have elapsed since the shares were acquired from us or one of our affiliates, and we must remain current in our filings for an additional period of six months; in all other cases, at least one year must have elapsed since the shares were acquired from us or one of our affiliates.

The number of shares sold by such person within any three-month period cannot exceed the greater of:

●	1% of the total number of our common shares then outstanding; or

●	The average weekly trading volume of our common shares during the four calendar weeks preceding the date on which notice on Form 144 with respect to the sale is filed with the SEC (or, if Form 144 is not required to be filed, the four calendar weeks preceding the date the selling broker receives the sell order) This condition is not currently available to the Company because its securities do not trade on a recognized exchange.

Conditions relating to the manner of sale, notice requirements (filing of Form 144 with the SEC) and the availability of public information about us must also be satisfied.

15,000,000 of the presently outstanding shares of our common stock are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144, which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 registration statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at anytime previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

1.	the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company;

2.	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

3.	the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and

4.	at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, we may be classified as a “shell company” under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act. As such, all restricted securities presently held by our five stockholders may not be resold in reliance on Rule 144 until: (1) we file a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 registration statement with the SEC when we cease to be a “shell company;” (2) we have filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time we file the Form 8-K with the SEC reflecting our status as an entity that is not a shell company.

Current Public Information

In general, for sales by affiliates and non-affiliates, the satisfaction of the current public information requirement depends on whether we are a public reporting company under the Exchange Act:

●	If we have been a public reporting company for at least 90 days immediately before the sale, then the current public information requirement is satisfied if we have filed all periodic reports (other than Form 8-K) required to be filed under the Exchange Act during the 12 months immediately before the sale (or such shorter period as we have been required to file those reports).

●	If we have not been a public reporting company for at least 90 days immediately before the sale, then the requirement is satisfied if specified types of basic information about us (including our business, management and our financial condition and results of operations) are publicly available.

However, no assurance can be given as to:

●	the likelihood of a market for our common shares developing,

●	the liquidity of any such market,

●	the ability of the shareholders to sell the shares, or

●	the prices that shareholders may obtain for any of the shares.

No prediction can be made as to the effect, if any, that future sales of shares or the availability of shares for future sale will have on the market price prevailing from time to time. Sales of substantial amounts of our common shares, or the perception that such sales could occur, may adversely affect prevailing market prices of the common shares.

Common Stock Currently Outstanding

As of April 15, 2012, the Company has 16,485,000 shares of its common stock outstanding of which 15,000,000 were restricted common stock, which are eligible for resale pursuant to Rule 144 of the Securities Act. We have no plans or commitments to register such shares in the future.

Holders

As of the date of this Report, we had 30 stockholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as our Director deems relevant.

Reports to Stockholders

We are currently subject to the information and reporting requirements under Section 15(d) of the Securities Act of 1934 and will continue to file periodic reports, and other information with the SEC. We intend to send annual reports to our stockholders containing audited consolidated financial statements.

Transfer Agent

We have not presently secured an independent stock transfer agent. We have identified several agents to retain and will make a decision on which transfer agent to utilize in the near future.

Recent Sales of Unregistered Securities

None.

Additional Information

Copies of our annual reports on Form 10−K, quarterly reports on Form 10−Q, current reports on Form 8−K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document, in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 6. Selected Financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

This 10−K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” in Item 1 above.

The following is management's discussion and analysis of financial condition and results of operations and is provided as a supplement to the accompanying unaudited financial statements and notes to help provide an understanding of our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited financial statements.

In this Annual Report on Form 10-K, "Company," "the Company," "us," and "our" refer to Thunderclap Entertainment, Inc., a California corporation, unless the context requires otherwise.

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the years ended December 31, 2011 and December 31, 2010 and for the period from September 10, 2009 (inception) through December 31, 2011. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of California on September 10, 2009 with fiscal year end in December 31. We are a development stage enterprise that seeks to become an independent film production company, to develop and produce low-budget, independent feature films under $2,000,000. Since beginning operations in September 2009, we have not developed or produced any films and we have accumulated losses in the amount of ($165,466) as of December 31, 2011. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

As of December 31, 2011, we had $48 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of December 31, 2011, the Company borrowed $14,466 from two of our shareholders.

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

Year ended December 31, 2011 compared with the year ended December 31, 2010

Revenues. We had no revenues for the years ended December 31, 2011 and 2010.

Operating expenses. Operating expenses include general and administrative expenses, professional and consulting fees, rent expense, website development and depreciation. In total, operating expenses decreased $6,169 or 70.86% to $2,537 for the year ended December 31, 2011 from $8,706 for the year ended December 31, 2010. The components of operating expenses are discussed below.

●	General and administrative expenses decreased by $15,528 between 2011 and 2010 to $15,490 from $31,028 or 50.06%. The decrease between 2011 and 2010 is primarily attributable to decreases in office expenses, travel and entertainment related expenses.

●	We did not incur research and development expenses in the years ended December 31, 2011 or 2010.

●	Website development costs decreased by $400 between 2011 and 2010 to $0 from $400 or 100%.

●	Professional and consulting fees decreased $16,905 between 2011 and 2010 to $8,665 from $25,570 or 66.11%. This decrease was primarily due to the decrease in our legal, accounting and regulatory filings in 2011.

●	Depreciation expense increased by $550 between 2011 and 2010 to $1,907 from $1,357 for the years ended December 31, 2011 and 2010.

Net Loss. Our net loss decreased to $30,612 for the year ended December 31, 2011 from $75,245 for the comparable period in 2010, or a decrease of $44,633. The decrease is primarily attributable to a reduction in general and administrative expense, rent expense and professional and consulting fees.

Liquidity and Capital Resources. In 2011, we did not issue any shares for capital. In April 2011, one of our minority shareholders, who is neither an officer or director, and who owns less than 10% of our issued and outstanding common stock, loaned us $12,000 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. From May 2011 to December 31, 2011, our majority shareholder loaned us $2,466 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $2,506 as of December 31, 2011, consisting of $48 in cash and $2,458 in furniture and equipment, net of $3,264 in depreciation. Our working capital deficit was $18,223 as of December 31, 2011.

Our total liabilities are $18,271 as of December 31, 2011, consisting of $18,271 in current liabilities, which includes $3,805 of accounts payable and advances from shareholders of $14,466.

Our total stockholders’ deficit is $15,765 as of December 31, 2011, and an accumulated deficit of $165,765 as of December 31, 2011.

We had $13,836 in net cash used in operating activities for the year ended December 31, 2011, which included $30,612 in net loss, which amount was offset by $2,310 in accounts payable, $1,907 in depreciation and $14,466 in advances from shareholders.

We had no cash provided by investing activities in the year ended December 31, 2011.

We had no cash provided by financing activities for the year ended December 31, 2011.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of December 31, 2011.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended December 31, 2011 and 2010, respectively.

Plan of Operation

Our business strategy is to continue to develop and expand our website (www.thunderclapinc.com) and have it operational by no later than the end of the second quarter of 2012 whereby individuals will be able to submit their screenplays, treatments and other projects on the site. Theses submissions will be available for public to view and critique. By the end of the secibd quarter of 2012, we hope to have multiple submissions of screenplays, treatments and other entertainment related projects and intend to continue with this method of seeking product from writers and others. We will evaluate the submissions and may commission a screenplay based on books and other ideas that we review. We intend to exclusively own all right title and interest in and to the underlying screenplay and any film derived from it.

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

Pre-Production Business Plan: (Estimated cost - None). Our officers and sole director will complete this without compensation. Once we complete the above tasks, we estimate completing a pre-production business plan by the end of the fourth quarter of 2012. This pre-production business plan together with the preliminary screenplay, budget, shooting schedule, production board and any talent commitment will be presented to prospective directors, actors, investors and/or financiers by our management.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements is not anticipated to have a material effect on our operations.

Item 7A. Quantitative and Qualitative Disclousures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 8. Financial Statements and Supplementary Data.

Our audited financial statements are set forth in this Annual Report beginning on page F-1.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

AND FOR THE PERIOD FROM SEPTEMBER 10, 2009

(DATE OF INCEPTION) TO DECEMBER 31, 2011

Table of Contents

Financial Statements	PAGE

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2011 and 2010	F-2

Statement of Operations for the years ended December 31, 2011 and December 31, 2010 and the period of September 10, 2009 (Inception) to December 31, 2011	F-3

Statement of Changes in Stockholders’ Equity from September 10, 2009 (Inception) to December 31, 2011	F-4

Statements of Cash Flows for the year ended December 31, 2010 and the period of September 10, 2009 (Inception) to December 31, 2011	F-5

Notes to Financial Statements	F-6-11

Stan J.H. Lee, CPA

2160 North Central Rd. Suite 203 ● Fort Lee ● NJ 07024

P.O. Box 436402 ● San Diego ● CA 92143-9402

619-623-7799 ● Fax 619-564-3408 ● E-mail:stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

We have audited the accompanying balance sheet of THUNDERCLAP ENTERTAINMENT, INC. (A Development Stage Enterprise) as of December 31, 2011 and 2010 and the related statements of operation, changes in shareholders’ deficit and cash flows for the period from September 10, 2009 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THUNDERCLAP ENTERTAINMENT, INC. (A Development Stage Enterprise) as of December 31, 2011 and 2010 and the results of its operation and its cash flows for the period from September 10, 2009 (inception) to December 31, 2011 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the note to the financial statements, the Company’s lack of business operations and continuing losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA

Stan J.H. Lee, CPA

Fort Lee, NJ 07024

April 16, 2012

FINANCIAL INFORMATION

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

Balance Sheets

As of December 31,

	2011	2010
	(audited)	(audited)
ASSETS
Current Assets
Cash	$148	$11,977
Total Current Assets	148	11,977

Furniture & Equipment	5,722	5,722
Less: Accumulated Deprecation	(2,787)	(1,357)
Total Furniture & Equipment	2,935	4,365

TOTAL ASSETS	$3,083	$16,342

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts Payable	$3,250	$1,495
Advances from Shareholders	13,816	-
Total Current Liabilities	17,066	1,495

TOTAL LIABILITIES	17,066	1,495

STOCKHOLDERS' EQUITY
Common Stock; Authorized 50,000,000 common shares, no par, 16,485,000 issued and outstanding on September 30, 2011 and December 31, 2010, respectively	150,000	150,000
Common Stock Receivable	-	-
Total Common Stock	150,000	150,000
Deficit accumulated during the development stage	(163,983)	(135,153)
TOTAL STOCKHOLDERS' DEFICIT	(13,983)	14,847)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$3,083	$16,342

The accompanying notes are an intergral part of these financial statements.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

Statement of Operations

For the Year Ended December 31, 2011 and 2010 and Cumulative for the

Period from September 10, 2009 (Inception) through December 31, 2011

	For the year ended December 31, 2011	For the year ended December 31, 2010	From September 10, 2009 (inception) to December 31, 2011
Expenses

General & Administrative Expenses	$15,490	$31,198	$49,702
Professional and Consulting Fees	8,665	25,570	86,299
Rent Expense	4,550	16,900	24,050
Stock-based Compensation	-	-	1,500
Website Development	-	400	950
Deprecation Expense	1,907	1,357	3,264

Total Expenses	$30,612	$75,425	$165,765

Net Loss for the Period	$(30,612)	$(75,425)	$(165,765)

Basic and diluted loss per common share	$(0.002)	$(0.005)	(0.01)

Weighted average number of common shares outstanding
Basic and diluted	16,354,167	16,354,167	16,354,167

The accompanying notes are an intergral part of these financial statements.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

and for the Period from September 10, 2009 (inception) through December 31, 2011

	For the Year Ended Dec. 31, 2011	For the Year Ended Dec. 31, 2010	Cumulative from the period from September 10, 2009 (Inception) through Dec. 31, 2011
			(Unaudited)
OPERATING ACTIVITIES
Net loss	$(30,612)	$(75,425)	$(165,765)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Stock based compensation	-	-	1,500
Accounts payable	2,310	(8,005)	3,805
Accumulated depreciation	1,907	1,357	3,264
Loans (to) from shareholders	14,466	-	14,466

Net cash used by Operating Activities	(11,929)	(82,073)	(142,730)

INVESTING ACTIVITIES
Furniture & Equipment	-	(5,722)	(5,722)

Net cash used for Investing Activities	-	(5,722)	(5,722)

FINANCING ACTIVITIES
Common stock	-	73,000	150,000
Common stock receivable	-	5,000	-
Stock based compensation	-	-	(1,500)

Net cash provided by financing activities	-	78,000	148,500

Net increase (decrease) in cash and cash equivalents	(11,929)	9,795	48

Cash, at beginning of period	11,977	21,771	-

Cash, at end of period	$48	$11,977	$48

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock issued for services	$-	$-	$1,500

Supplemental cash flow information:
Interest paid	-	-	-
Income taxes paid	$-	$-	$-

The accompanying notes are an intergral part of these financial statements.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Company)

Statement of Stockholders’ Equity

For the period from September 10, 2009 (inception) through December 31, 2009 and for the Years Ended December 31, 2010 and December 31, 2011

				Deficit
			Additional	Accumulated during
	Common Stock		Paid-in	Development	Shareholders’
	Shares	Amount	Capital	Stage	Equity

Balance at September 10, 2009 (Inception)	-	$-	$-	$-	$-

Founders' shares, issued for services rendered on September 15, 2009 at $0.0001 per share	15,000,000	1,500	-	-	1,500

Issuance of common stock for cash in 2009 at $0.10 per share	755,000	75,500	-	-	75,500

Common stock under subscription receivable	(50,000)	(5,000)	-	-	(5,000)

Net loss for the period	-	-	-	(59,729)	(59,729)

Balances, December 31, 2009	15,705,000	$72,000	$-	$(59,729)	$12,271

Issuance of common stock for cash in 2010 at $0.10 per share	780,000	78,000	-	-	78,000

Net loss for the period	-	-	-	(75,425)	(75,425)

Balances, December 31, 2010	16,485,000	$150,000	$-	$(135,154)	$14,846

Net loss for the period	-	-	-	(30,612)	(30,612)

Balances, December 31, 2011	16,485,000	$150,000	$-	$(165,765)	$(15,766)

The accompanying notes to are an integral part of these financial statements.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

NOTE 1 - NATURE OF BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

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

For the year ended December 31, 2011, we recognized $1,907 in depreciation expense on our equipment.

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method over the estimated useful lives of the equipment.

Advertising Costs

Advertising and promotion costs are expensed as incurred. The Company has not incurred any such expenses since inception.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2011.

FASB ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1.	Observable inputs such as quoted prices in active markets;

●	Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3.	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2011.

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

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3–INCOME TAXES

As of December 31, 2011, the Company had a net operating loss carry forward of ($165,765) that may be available to reduce future years’ taxable income through 2030.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

As of December 31, 2011
Deferred tax assets:
Net operating tax carry-forwards	$165,765

Gross deferred tax asset	165,765
Valuation allowance	(165,765)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 4–NET OPERATING LOSSES

As of December 31, 2011, the Company has a net operating loss carry-forward of approximately $165,765, which will expire 20 years from the date the loss was incurred.

NOTE 5–STOCKHOLDERS’ EQUITY

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

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

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

As of December 31, 2011, there are 16,485,000 shares of common stock outstanding.

NOTE 6–RELATED PARTY TRANSACTIONS

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company’s majority shareholder is its legal counsel. In April 2011, a shareholder advanced the Company $12,000 to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it. From May 2011 to December 31, 2011, another shareholder advanced $2,466 to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it.

NOTE 7–GOING CONCERN

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

The Company has net losses for the period from September 10, 2009 (inception) to December 31, 2011 of ($165,765). The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

NOTE 8 – PROPERTY

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after December 31, 2011 through the date the financial statements are available for issuance. During this period, the Company received advances from two shareholders in the amount of $12,000 and $2,466, respectively, which do not bear any interest or due date. The shareholders have orally agreed to defer any repayment until the Company is financially able to repay them.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2010 and 2011 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2010 and 2011.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2011. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our director serves until his successor is elected and qualified. Our director elects our officers to a term of one (1) year and they serve until their successors are duly elected and qualified, or until they are removed from office. The board of directors has no nominating or compensation committees.

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)
Gary L. Blum	71	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary

Michael F. Matondi, III	37	President

The persons named above have held their offices/positions since September 15, 2009 and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders.

Mr. Gary L. Blum, Chairman, Chief Executive Officer, Chief Financial Officer and Secretary

Gary L. Blum is our Chairman, Chief Executive Officer, Chief Financial Officer and Secretary and has served in that capacity since September 15, 2009. Mr. Blum is also a practicing attorney since 1986 with the Law Offices of Gary L. Blum where his focus is advising a wide variety of closely held private companies as well as public companies in the area of business, corporate, securities and entertainment law. Mr. Blum’s practice areas include: private and public offerings, mergers and acquisitions, SEC and FINRA compliance, stock option and other compensation plans, general corporate and securities law, entertainment and real estate. Mr. Blum has substantial experience in sophisticated business planning and advising clients in connection with the purchase and sale of businesses and has served as a director for many private and publicly traded companies. Mr. Blum’s particular focus and expertise is advising over-the-counter bulletin board and pink sheet companies with all legal considerations. He also has extensive experience in the field of entertainment, having been counsel for the production and financing of over fifty motion pictures. In his capacity as production counsel, Mr. Blum participated in various aspects of film production including, but not limited to, negotiating talent agreements, distribution agreements, production and financing agreements, script review and development and preparing the documentation for delivery of completed films. Mr. Blum has served as a director of Arrin Corporation, a public company, since December 2009 and is a director of Celpad, Inc. since August 2010. Prior to becoming an attorney, Mr. Blum was a tenured professor of philosophy at the University of Nebraska, Omaha. Mr. Blum received his B.S., Magna Cum Laude, in Mathematics from Loras College in 1962; M.A. in Philosophy from the University of Notre Dame in 1966 and his J.D. and M.B.A. degrees from the University of Southern California Gould School of Law and Marshall School of Business, respectively, in 1978. He has been a member of the California State Bar since 1979.

Mr. Michael F. Matondi, III, President

Michael F. Matondi, III, is our President and has served in this capacity since September 15, 2009. From January 2005 to September 2009, Mr. Matondi was a member and a producer at Broken Sky Films, LLC. In his capacity as a producer, Mr. Matondi produced the feature film Calvin Marshall, starring Steve Zahn, Alex Frost, Jeremy Sumpter, Jane Adams, Michelle Lombardo and Diedrich Bader. Calvin Marshall was released in 2010.

Prior to joining Broken Sky Films, Mr. Matondi worked with the Mark Cunningham Group consulting firm and also worked for Southern Wine and Spirits as a wine and spirit purveyor. Mr. Matondi also managed New England District Sales for JStar Brands / Planet 10.

Mr. Matondi graduated from the University of Massachusetts at Amherst in 1997 with a Bachelor of Arts degree in Communication with a minor in Spanish. He also studied acting at the Howard Fine Acting Studio and cinematography at Brooks Institute of Photography in Santa Barbara.

Possible Potential Conflicts

The OTCBB on which we plan to have our shares of common stock quoted does not currently have any director independence requirements.

No member of management will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer and director in that he may have other business interests in the future to which he devotes his attention, and he may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of such judgment as is consistent with each officer's understanding of his fiduciary duties to us. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

In an effort to resolve such potential conflicts of interest, our officers and sole director have orally agreed that any opportunities that they are aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other entities) would be presented by them solely to us.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Currently we have two officers and only one director and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Code of Business Conduct and Ethics

In September 30, 2009, we adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct,

●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

●	compliance with applicable laws, rules and regulations,

●	the prompt reporting violation of the code, and

●	accountability for adherence to the code.

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as Exhibit 14.1 to our registration statement, which is incorporated herein.

Board of Directors

Our sole director holds office until the completion of his term of office, which is not longer than one year, or until his successor(s) have been elected. Our sole director’s term of office expires on September 14, 2012. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

Involvement in Certain Legal Proceedings

During the past five years, no present director, executive officer or person nominated to become a director or an executive officer of us:

(1) had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

i. acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. engaging in any type of business practice; or

iii. engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

(4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

(5) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our board of directors will establish an audit committee, nominating committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. See “Executive Compensation” hereinafter.

We will reimburse all directors for any expenses incurred in attending directors' meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors liability insurance at such time when we have the resources to do so.

Item 11. Executive Compensation.

Summary Executive Compensation Table

The following table shows, the last two fiscal years ended December 31, 2011 and 2010 and for the period from September 10, 2009 (inception) to December 31, 2009, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Gary L. Blum CEO,	2011	-	-	-	-	-	-	-	-
CFO and Director	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	100	100

Michael F. Matondi, III,	2011	-	-	-	-	-	-	-	-
President	2010	-	-	-	-	-	-	12,000	12,000
	2009	-	-	-	-	-	-	15,025	15,025

We have no formal employment arrangement with Mr. Blum or Mr. Matondi at this time. Mr. Blum’s and Mr. Matondi’s compensation has not been fixed or based on any percentage calculations. Mr. Blum will make all decisions determining the amount and timing of their compensation and, for the immediate future, will not receive any compensation. Mr. Blum’s compensation amounts will be formalized if and when his annual compensation exceeds $50,000.

(1) Mr. Blum received 1,000,000 shares of our common stock for organizational services, which we valued at $100. We do not intend on issuing any additional shares to Mr. Blum for organizational services or for his activities as a director.

(2) Mr. Matondi received 250,000 shares of our common stock for organizational services, which we valued at $25. We do not intend on issuing any additional shares to Mr. Matondi for his activities as our president. Mr. Matondi received consulting fees in 2009 and 2010.

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards during the period ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of December 31, 2011, we had 16,485,000 shares of common stock outstanding, which are held by 30 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Donald P. Hateley	12,900,000	78.25%
Common Stock	Gary L. Blum	1,000,000	6.1%
Common Stock	Michael F. Matondi, III	250,000	1.5%
	All Officers and Directors as a Group (2 persons)	1,250,000	7.6

Donald P. Hateley, our legal counsel, will continue to own the majority of our common stock after the offering, regardless of the number of shares sold.  Since he will continue to control us after the offering, investors in this offering will be unable to change the course of our operations. Thus, the shares we are offering lack the value normally attributable to voting rights. This could result in a reduction in value of the shares you own because of their ineffective voting power.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Our promoters are Mr. Blum, our chairman, chief executive officer, chief financial officer and secretary, and Mr. Matondi, III, our president.

Our office and mailing address is 201 Santa Monica Blvd., Suite 300, Santa Monica, CA 90401. Mr. Hateley, our legal counsel, shares office space with us. We incurred $400 in cost as a result of using office space through December 31, 2011. Effective April 1, 2011, Mr. Hateley has agreed to provide us with office space at no cost to us and therefore we will not incur any rent expense. We estimate that the approximate value of the space he is providing to be $800 per month and there is no written lease agreement for our use of this space, which he provides to us on a month-to-month basis.

On September 15, 2009, we issued 1,000,000 shares of our common stock to Gary L. Blum, our chief executive officer, chief financial officer, secretary and sole director and 250,000 shares of our common stock to Michael F. Matondi, III, our president. These shares were issued in exchange for services valued at $100 and $25, respectively or $0.0001 per share. On September 15, 2009, we issued 13,000,000 shares of our common stock to Donald P. Hateley, our founder and legal counsel. These shares were issued in exchange for services valued at $1,300, or $0.0001 per share.

Our officers and sole director are required to commit time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

In an effort to resolve such potential conflicts of interest, our officers and sole director have orally agreed that any opportunities that they are aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other entities) would be presented by them solely to us.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

We believe that each reported transaction and relationship is on terms that are at least as fair to us as would be expected if those transactions were negotiated with third parties.

Item 14. Principal Accountant Fees and Services.

During the last two fiscal years, Stan J.H. Lee, CPA, the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the year ended December 31, 2011, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2011.

	Year ended December 31,
	2011	2010

Audit Fees	$2,500	$2,500
Audit-Related Fees	$1,500	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Pre-Approval Policy

Our Director pre-approves all services provided by Stan J.H. Lee, CPA. Prior to the engagement of Stan J.H. Lee, CPA, for any non-audit or non-audit related services, our Director must conclude that such services are compatible with Stan J.H. Lee, CPA’s independence as our auditors.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

EXHIBITS

The following exhibits are filed as part of this registration statement, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
5.1(3)	Opinion of Hateley & Hampton
14.1(1)	Code of Ethics
23.1a(2)	Consent of Stan J.H. Lee, CPA
23.2(3)	Consent of Hateley & Hampton (included in Exhibit 5.1)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
_______________________________
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
*	Filed herewith.
(1)	These exhibits have been previously filed with Registrant’s S-1 Registration Statement.
(2)	These exhibits have been previously filed with Registrant’s S-1/A, Amendment No. 2.
(3)	These exhibits have been previously filed with Registrant’s S-1/A, Amendment No. 7.

SignatureS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDERCLAP ENTERTAINMENT, INC.

April 16, 2012	/s/ Gary L. Blum
Gary L. Blum Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

