Form 10-Q
period 2012-03-31
Thunderclap Entertainment, Inc.
filed 2012-05-22
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-172658

Thunderclap Entertainment, Inc.

(Exact Name of Registrant as Specified in its Charter)

California (State or other Jurisdiction of Incorporation or Organization) 201 Santa Monica Blvd., Suite 300 Santa Monica, CA (Address of Principal Executive Offices)	30-0580318 (I.R.S. Employer Identification No.) 90401 (Zip Code)

Registrant’s telephone number, including area code: (310) 752-7773

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2012, the number of shares outstanding of the issuer’s sole class of common stock, no par value per share, is 16,485,000.

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheet
Statement of Operations
Statements of Cash Flows For the Three Months Ended March 31, 2012 and 2011 and for the Period from September 10, 2009 (inception) through March 31, 2011
Notes to Financial Statements (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
Results of Operations
Three months ended March 31, 2012 compared with the three months ended March 31, 2011
Off-Balance Sheet Arrangements
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SignatureS
CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-oxley act of 2002
Certification pursuant to 18 U.S.C. Section 1350, as ENTACTED pursuant to Section 906 of the Sarbanes-oxley act of 2002

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

Balance Sheet

	March 31, 2012	December 31, 2011
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash	$240	$47
Total Current Assets	240	47

Furniture & Equipment	5,722	5,722
Less: Accumulated Deprecation	(3,741)	(3,264)
Total Furniture & Equipment	1,981	2,458

TOTAL ASSETS	$2,221	$2,505

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts Payable	$3,250	$3,805
Advances from Shareholders	22,232	14,466
Total Current Liabilities	25,482	18,271

TOTAL LIABILITIES	25,482	18,271

STOCKHOLDERS' EQUITY
Common Stock; Authorized 50,000,000 common shares, no par, 16,485,000 issued and outstanding on March 31, 2012 and December 31, 2011, respectively	150,000	150,000
Common Stock Receivable	-	-
Total Common Stock	150,000	150,000
Deficit accumulated during the development stage	(173,261)	(165,766)
TOTAL STOCKHOLDERS' DEFICIT	(23,261)	(15,766)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$2,221	$2,505

The accompanying notes are an intergral part of these financial statements.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

Statement of Operations

For the Three Months Ended March 31, 2012 and 2011 and

For the period from September 10, 2009 (inception) through March 31, 2012

	For the Three Months Ended		For the Period from inception (September 10, 2009) to
	Mar. 31,	Mar. 31,	Mar. 31,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)

Expenses

General & Administrative Expenses	$7,018	5,785	56,721
Professional and Consulting Fees	-	4,315	86,299
Rent Expense	-	2,600	24,050
Stock-based Compensation	-	-	1,500
Website Development	-	-	950
Depreciation Expense	477	477	3,741

Total Expenses	7,495	13,177	173,261

Net Loss for the Period	$(7,495)	$(13,177)	$(173,261)

Basic and diluted loss per common share	$(0.00)	(0.00)	(0.01)

Weighted average number of common shares outstanding - Basic and diluted	16,354,167	16,354,167	16,354,167

The accompanying notes are an intergral part of these financial statements.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011
and for the Period from September 10, 2009 (inception) through March 31, 2012

	(unaudited)
	For the Three Months Ended Mar. 31, 2012	For the Three Months Ended Mar. 31, 2011	For the period from September 10, 2009 (Inception) through Mar. 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(7,495)	$(13,177)	$(173,261)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Accounts payable	(555)	1,005	3,250
Accumulated depreciation	477	477	3,741
Loans from shareholders	7,766	-	22,232

Net cash provided (used) by Operating Activities	193	(11,695)	(144,038)

INVESTING ACTIVITIES
Furniture & Equipment	-	-	(5,722)

Net cash used for Investing Activities	-	-	(5,722)

FINANCING ACTIVITIES
Common stock	-	-	150,000
Common stock receivable	-	-	-

Net cash provided by financing activities	-	-	150,000

Net increase (decrease) in cash and cash equivalents	193	(11,695)	240

Cash, at beginning of period	47	11,976	-

Cash, at end of period	$240	$281	$240

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock issued for services	$-	$-	$1,500

Supplemental cash flow information:
Interest paid	-	-	-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

Notes to Financial Statements (Unaudited)

December 31, 2011 and for the period from September 10, 2009 (inception) to March 31, 2012

NOTE 1 - UNAUDITED INFORMATION

The balance sheet of Thunderclap Entertainment, Inc. (the “Company”) as of March 31, 2012, and the statements of operations for the three-month period ended March 31, 2012 and the three-month period ended March 31, 2011, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of March 31, 2012, and the results of operations for the three-months ended March 31, 2012 and for the three-months ended March 31, 2011.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year.  These financial statements should be read in conjunction with the audited financial statements and notes to financial statements as of December 31, 2011 and calendar year then ended.

NOTE 2 - NATURE OF BUSINESS

____________________________________________________________________________________________

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

____________________________________________________________________________________________

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

For the three-month period ended March 31, 2012, we recognized $477 in depreciation expense on our equipment.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2012.

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

  The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended March 31, 2012.

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

  Recent Accounting Pronouncements

  In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to the Company's fiscal quarter beginning January 1, 2012. The Company’s adoption did have a material effect on its financial statements.

  The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

  NOTE 4–INCOME TAXES

  ____________________________________________________________________________________________

  As of March 31, 2012, the Company had a net operating loss carry forward of ($173,261) that may be available to reduce future years’ taxable income through 2031.

  The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

As of March 31, 2012
Deferred tax assets:
Net operating tax carry-forwards	$173,261

Gross deferred tax asset	173,261
Valuation allowance	(173,261)

Net deferred tax assets	$-

  Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

  NOTE 5–NET OPERATING LOSSES

  ____________________________________________________________________________________________

  As of March 31, 2012, the Company has a net operating loss carry-forward of approximately $173,261, which will expire 20 years from the date the loss was incurred.

  NOTE 6–STOCKHOLDERS’ EQUITY

  ____________________________________________________________________________________________

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

  As of March 31, 2012, there are 16,485,000 shares of common stock outstanding.

  NOTE 7–RELATED PARTY TRANSACTIONS

  ____________________________________________________________________________________________

  The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

  The Company’s majority shareholder is its legal counsel. In April 2011, a shareholder advanced the Company $12,000 to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it. From May 2011 to September 2011, another shareholder advanced $2,466 to fund working capital expenses and from January 2012 to March 2012 this shareholder advanced an additional $7,766. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it.

  NOTE 8–GOING CONCERN

  ____________________________________________________________________________________________

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

  The Company has net losses for the period from September 10, 2009 (inception) to March 31, 2012 of ($173,261). The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

  NOTE 9 – PROPERTY

  ____________________________________________________________________________________________

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

  NOTE 10 – SUBSEQUENT EVENTS

  ____________________________________________________________________________________________

  In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after December 31, 2011 through the date the financial statements are available for issuance. During this period, the Company received advances from one shareholder in the amount of $7,766, which does not bear any interest or due date. The shareholder has orally agreed to defer any repayment until the Company is financially able to repay them.

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

  We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2012 and March 31, 2011 and for the period from September 10, 2009 (inception) through March 31, 2012. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

  Results of Operations

  General

  We were incorporated under the laws of the State of California on September 10, 2009 with fiscal year end in December 31. We are a development stage enterprise that seeks to become an independent film production company, to develop and produce low-budget, independent feature films under $2,000,000. Since beginning operations in September 2009, we have not developed or produced any films and we have accumulated losses in the amount of ($173,261) as of March 31, 2012. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

  As of March 31, 2012, we had $240 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next three months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of March 31, 2012, the Company borrowed $22,232 from two of our shareholders.

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

  The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2012 and 2011, together with notes thereto, which are included in this Quarterly Report on Form 10Q.

  Three months ended March 31, 2012 compared with the three months ended March 31, 2011

  Revenues. We had no revenues for the three months ended March 31, 2012 and 2011.

  Operating expenses. Operating expenses include general and administrative expenses, professional and consulting fees, rent expense, website development and depreciation. In total, operating expenses decreased $5,682 or 43.12% to $7,495 for the three months ended March 31, 2012 from $13,177 for the three months ended March 31, 2011. The components of operating expenses are discussed below.

•	General and administrative expenses increased by $1,233 between 2012 and 2011 to $7,018 from $5,785 or 21.31%. The increase between 2012 and 20101 is primarily attributable to increase travel and entertainment related expenses.

•	We did not incur research and development expenses in the three months ended March 31, 2012 or 2011.

•	We did not incur website development costs in the three months ended March 31, 2012 or 2011.

•	Professional and consulting fees decreased $4,315 between 2012 and 2011 to $0 from $4,315. This decrease was primarily due to the decrease in our accounting and regulatory filings in 2012.

•	Depreciation expense remained the same at $477 for the three months ended March 31, 2012 and 2011.

  Net Loss. Our net loss decreased to $7,495 for the three months ended March 31, 2012 from $13,177 for the comparable period in 2011, or a decrease of $5,682. The decrease is primarily attributable to a reduction in general and administrative expense, rent expense and professional and consulting fees.

  Liquidity and Capital Resources. In 2012, we did not issue any shares for capital. In April 2011, one of our minority shareholders, who is neither an officer or director, and who owns less than 10% of our issued and outstanding common stock, loaned us $12,000 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. From May 2011 to September 2011, our majority shareholder loaned us $2,466 and from January 2012 to March 2012, he loaned us an additional $7,766, interest-free and has orally agreed to defer repayment until we are financial able to repay the loans. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

  Our total assets are $2,221 as of March 31, 2012, consisting of $240 in cash and $1,981 in furniture and equipment, net of $3,741 in depreciation. Our working capital deficit was $25,242 as of March 31, 2012.

  Our total liabilities are $25,482 as of March 31, 2012, consisting of $25,482 in current liabilities, which includes $3,250 of accounts payable and advances from shareholders of $22,232.

  Our total stockholders’ deficit is $23,261 as of March 31, 2012, and an accumulated deficit of $173,216 as of March 31, 2012.

  We had $193 in net cash provided in operating activities for the three months ended March 31, 2012, which included $7,495 in net loss, which amount was increased by $555 in accounts payable and offset by $477 in depreciation and $7,766 in advances from shareholders.

  We had no cash provided by investing activities in the three months ended March 31, 2012.

  We had no cash provided by financing activities for the three months ended March 31, 2012.

  We do not now have funds sufficient for pursuing our plan of operation, but we are in the process of trying to procure funds sufficient to fund our operations until we are able to finance our operations through cash flow. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders' investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

  The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2012.

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

  Capital Expenditures

  The Company expended no amounts on capital expenditures for the three months ended March 31, 2012 and March 31, 2011, respectively.

  Plan of Operation

  Our business strategy is to continue to develop and expand our website (www.thunderclapinc.com) and have it operational by no later than the end of the second quarter of 2012 whereby individuals will be able to submit their screenplays, treatments and other projects on the site. Theses submissions will be available for public to view and critique. By the end of the fourth quarter of 2012, we hope to have multiple submissions of screenplays, treatments and other entertainment related projects and intend to continue with this method of seeking product from writers and others. We will evaluate the submissions and may commission a screenplay based on books and other ideas that we review. We intend to exclusively own all right title and interest in and to the underlying screenplay and any film derived from it.

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

  We intend to implement the following tasks within the next twelve months based on our ability to obtain additional working capital:

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

  Pre-Production Business Plan: (Estimated cost - None). Our officers and sole director will complete this without compensation. Once we complete the above tasks, we estimate completing a pre-production business plan by the end of the second quarter of 2012. This pre-production business plan together with the preliminary screenplay, budget, shooting schedule, production board and any talent commitment will be presented to prospective directors, actors, investors and/or financiers by our management.

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

  We believe the following is among the most critical accounting policies that impact our financial statements:

  We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended March 31, 2012.

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

  (b) Changes in Internal Controls over Financial Reporting

  During the three month period ended March 31, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  Item 4. Mine Safety Disclosures

  Not applicable.

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

  THUNDERCLAP ENTERTAINMENT, INC.

May 21, 2012	/s/ Gary L. Blum
Gary L. Blum Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

