Form 10-Q
period 2012-06-30
Thunderclap Entertainment, Inc.
filed 2012-08-20
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

Registrant’s telephone number, including area code: (310) 576-4758

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 18, 2012, the number of shares outstanding of the issuer’s sole class of common stock, no par value per share, is 16,485,000.

table of contents

Part I – FINANCIAL INFORMATION	F-1
Item 1. Financial Statements	F-1
Balance Sheet as of June 30, 2012 (unaudited) and December 31, 2011 (audited)	F-1
Statement of Operations For the Three Months Ended June 30, 2012 and 2011 and For the Six months Ended June 30, 2012 and 2011 and For the period from September 10, 2009 (inception) through June 30, 2012	F-2
Statements of Cash Flows For the Six months Ended June 30, 2012 and 2011 and for the Period from September 10, 2009(inception) through June 30, 2012	F-3
Notes to Financial Statements (Unaudited)	F-4
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	3
Results of Operations	3
Three months ended June 30, 2012 compared with the three months ended June 30, 2011	4
Six months ended June 30, 2012 compared with the six months ended June 30, 2011	4
Item 3. Quantitative and Qualitative Disclosures about Market Risk	8
Item 4. Controls and Procedures	8
PART II – OTHER INFORMATION	10
Item 1. Legal Proceedings	10
Item 1A. Risk Factors	10
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3. Defaults Upon Senior Securities	10
Item 4. (Reserved)	10
Item 5. Other Information	10
Item 6. Exhibits	10
SignatureS	11
CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-oxley act of 2002
Certification pursuant to 18 U.S.C. Section 1350, as ENACTED pursuant to Section 906 of the Sarbanes-oxley act of 2002

2

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

Balance Sheet
as of June 30, 2012 (unaudited) and December 31, 2011 (audited)

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$146	$47
Total Current Assets	146	47

Furniture & Equipment	5,722	5,722
Less: Accumulated Deprecation	(4,218)	(3,264)
Total Furniture & Equipment	1,504	2,458

TOTAL ASSETS	$1,650	$2,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts Payable	$3,250	$3,805
Advances from Shareholders	22,932	14,466
Total Current Liabilities	26,182	18,271

TOTAL LIABILITIES	26,182	18,271

STOCKHOLDERS’ EQUITY
Common Stock; Authorized 50,000,000 common shares, no par, 16,485,000 issued and outstanding on June 30, 2012 and December 31, 2011, respectively	150,000	150,000
Common Stock Receivable	-	-
Total Common Stock	150,000	150,000
Deficit accumulated during the development stage	(174,532)	(165,765)
TOTAL STOCKHOLDERS’ DEFICIT	(24,532)	(15,766)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$1,650	$2,505

The accompanying notes are an intergral part of these financial statements.

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

Statement of Operations
For the Three Months Ended June 30, 2012 and 2011 and
For the Six months Ended June 30, 2012 and 2011 and
For the period from September 10, 2009 (inception) through June 30, 2012 (unaudited)

	For the Three Months Ended		For the Six months Ended	For the Six months Ended	For the Period from inception (September 10, 2009) to
	Jun. 30, 2012 (Unaudited)	Jun. 30, 2011 (Unaudited)	Jun. 30, 2012 (Unaudited)	Jun. 30, 2011 (Unaudited)	Jun. 30, 2012 (Unaudited)

Expenses

General & Administrative Expenses	$795	7,089	$7,812	12,874	57,515
Professional and Consulting Fees	-	3,600	-	7,915	86,299
Rent Expense	-	1,950	-	4,550	24,050
Stock-based Compensation	-	-	-	-	1,500
Website Development	-	-	-	-	950
Depreciation Expense	477	477	954	954	4,218

Total Expenses	1,272	13,116	8,766	26,293	174,532

Net Loss for the Period	$(1,272)	$(13,116)	$(8,766)	$(26,293)	$(174,532)

Basic and diluted loss per common share	$(0.00)	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average number of common shares outstanding - Basic and diluted	16,485,000	16,485,000	16,485,000	16,485,000	16,485,000

The accompanying notes are an integral part of these financial statements

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

Statements of Cash Flows
For the Six months Ended June 30, 2012 and 2011
and for the Period from September 10, 2009 (inception) through June 30, 2012 (unaudited)

	(unaudited)
			For the period
			from
	For the Six	For the Six	September 10, 2009
	Months Ended	Months Ended	(Inception) through
	Jun. 30, 2012	Jun. 30, 2011	Jun. 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net loss	$(8,766)	$(26,293)	$(174,532)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Accounts payable	(555)	1,005	3,250
Accumulated depreciation	954	954	4,218
Loans from shareholders	8,466	13,975	22,932

Net cash provided (used) by Operating Activities	99	(10,359)	(144,132)

INVESTING ACTIVITIES
Furniture & Equipment	-	-	(5,722)

Net cash used for Investing Activities	-	-	(5,722)

FINANCING ACTIVITIES
Common stock	-	-	150,000

Net cash provided by financing activities	-	-	150,000

Net increase (decrease) in cash and cash equivalents	99	(10,359)	146

Cash, at beginning of period	47	11,977	-

Cash, at end of period	$146	$1,617	$146

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock issued for services	$-	$-	$1,500

Supplemental cash flow information:
Interest paid	-	-	-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

Notes to Financial Statements (Unaudited)

NOTE 1 - UNAUDITED INFORMATION

The balance sheet of Thunderclap Entertainment, Inc. (the “Company”) as of June 30, 2012, and the statements of operations for the three-month period ended June 30, 2012 and the six-month period ended June 30, 2012, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of June 30, 2012, and the results of operations for the three-months ended June 30, 2012 and for the six-months ended June 30, 2012.

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

NOTE 2 - NATURE OF BUSINESS

The Company was incorporated under the laws of the state of California on September 10, 2009, under the name Thunderclap Entertainment, Inc. The Company has limited operations and is developing a business plan as a producer of low-budget motion pictures. To date, its business activities have been limited to organizational matters, research of film scripts, analyzing the development of film projects and raising capital. It is considered a development stage company and has not yet realized any revenues from its planned operations.

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

Stock Based Compensation

ASC 718 “Compensation - Stock Compensation” which codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction is recognized as a liability; otherwise, the transaction is recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity - Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or the Company expects to take on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

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

For the three-month period ended June 30, 2012, we recognized $477 in depreciation expense on our equipment.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2011.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended June 30, 2012.

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

Research and Development

Research and development costs are expensed as incurred; however, we did not incur any such costs.

Recent Accounting Pronouncements

In May 2012, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2012, with early adoption by public entities prohibited, and is applicable to the Company’s fiscal quarter beginning January 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4–INCOME TAXES

As of June 30, 2012, the Company had a net operating loss carry forward of ($174,532) that may be available to reduce future years’ taxable income through 2030.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

As of June 30, 2012
Deferred tax assets:
Net operating tax carry-forwards	$174,532

Gross deferred tax asset	174,532
Valuation allowance	(174,532)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 5–NET OPERATING LOSSES

As of June 30, 2012, the Company has a net operating loss carry-forward of approximately $174,532, which will expire 20 years from the date the loss was incurred.

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

From January 1, 2011 to April 9, 2011, the Company issued 780,000 common shares at a price of $0.10 per share for $78,000 to individuals in a transaction that is exempt from the registration requirements of the Act in reliance on Section 4(2) of the Act.

As of June 30, 2012, there are 16,485,000 shares of common stock outstanding.

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

The Company’s majority shareholder is its legal counsel. In April 2011, a minority shareholder advanced the Company $12,000 to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it. From May 2011 to June 2012, our majority shareholder has advanced $10,932 to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it.

NOTE 8–GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a source of revenues to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The Company has net losses for the period from September 10, 2009 (inception) to June 30, 2012 of ($174,532). The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 – PROPERTY

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also uses this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $800 per month. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after December 31, 2011 through the date the financial statements are available for issuance. During this period, the Company received advances from two shareholders in the amount of $12,000 and $10,932, respectively, which do not bear any interest or due date. The shareholders have orally agreed to defer any repayment until the Company is financially able to repay them.

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the “Reform Act”). The Reform Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact that we make in this Quarterly Report on Form 10-Q are forward-looking. The words “anticipates,” “believes,” “expects,” “intends,” “will continue,” “estimates,” “plans,” “projects,” the negative of these terms and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean the statement is not forward-looking.

Forward-looking statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Certain risks, uncertainties or other important factors are detailed in this Quarterly Report on Form 10-Q and may be detailed from time to time in other reports we file with the Securities and Exchange Commission, including on Forms 8-K and 10-K.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our future products, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

●	the risks of a development stage company;
●	management’s plans, objectives and budgets for its future operations and future economic performance;
●	capital budget and future capital requirements;
●	meeting future capital needs;
●	our dependence on management and the need to recruit additional personnel;
●	limited trading for our common stock, if listed or quoted
●	the level of future expenditures;
●	impact of recent accounting pronouncements;
●	the outcome of regulatory and litigation matters; and
●	the assumptions described in this report underlying such forward-looking statements. Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:
●	those described in the context of such forward-looking statements;
●	future product development and marketing costs;
●	timely development and acceptance of our film or television projects;
●	the markets of our domestic operations;
●	the impact of competitive products and pricing;
●	the political, social and economic climate in which we conduct operations; and
●	the risk factors described in other documents and reports filed with the Securities and Exchange Commission, including our Registration Statement on Form S-1/A (SEC File No. 333-172658).

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

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following is management’s discussion and analysis of financial condition and results of operations and is provided as a supplement to the accompanying unaudited financial statements and notes to help provide an understanding of our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited financial statements.

In this Quarterly Report on Form 10-Q, “Company,” “the Company,” “us,” and “our” refer to Thunderclap Entertainment, Inc., a California corporation, unless the context requires otherwise.

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended June 30, 2012 and June 30, 2011 and for the six months ended June 30, 2012 and June 30, 2011 and for the period from September 10, 2009 (inception) through June 30, 2012. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of California on September 10, 2009 with fiscal year end in December 31. We are a development stage enterprise that seeks to become an independent film production company, to develop and produce low-budget, independent feature films under $2,000,000. Since beginning operations in September 2009, we have not developed or produced any films and we have accumulated losses in the amount of ($174,532) as of June 30, 2012. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We have yet to commence planned operations to any significant measure. As of the date of this Quarterly Report, we have had only limited start-up operations and have not generated any revenues. We will not be profitable until we derive sufficient revenues and cash flows from the development, production and sale of film or entertainment related projects. Our chief executive officer and sole director, Gary L. Blum, and our president, Michael F. Matondi, III, are our only employees. Mr. Blum and Mr. Matondi will devote at least ten hours per week to us but may increase the number of hours as necessary.

As of June 30, 2012, we had $146 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next three months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of June 30, 2012, the Company borrowed $22,932 from two of our shareholders.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering, we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company with nominal assets to secure. Therefore, we are highly dependent upon loans from our shareholders or the success of a future private placement offering and failure thereof would result in our having to seek capital from other resources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a development stage company with no operations to date, we would likely have to pay additional costs associated with high-risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

We have no current plans, preliminary or otherwise, to merge with any other entity; however, we may entertain such plans in the future.

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

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended June 30, 2012 and 2011 and our unaudited financial statements for the six months ending June 30, 2012 and 2011, together with notes thereto, which are included in this Quarterly Report on Form 10Q.

Three months ended June 30, 2012 compared with the three months ended June 30, 2011

Revenues. We had no revenues for the three months ended June 30, 2012 and 2011.

Operating expenses. Operating expenses include general and administrative expenses, professional and consulting fees, rent expense, website development and depreciation. In total, operating expenses decreased $11,844 or 90.30% to $1,272 for the three months ended June 30, 2012 from $13,116 for the three months ended June 30, 2011. The components of operating expenses are discussed below.

●	General and administrative expenses decreased by $8,244 between 2012 and 2011 to $795 from $9,039 or 91.20%. The decrease between 2012 and 2011 is primarily attributable to decreases in office expenses, travel and entertainment related expenses.

●	We did not incur research and development expenses in the three months ended June 30, 2012 or 2011.

●	We did not incur website development costs in the three months ended June 30, 2012 or 2011.

●	Professional and consulting fees decreased $3,600 between 2012 and 2011 to $0 from $3,600. This decrease was due to the decrease in our legal, accounting and regulatory filing costs in 2012.

●	Depreciation expense remained the same at $477 for the three months ended June 30, 2012 and 2011.

Net Loss. Our net loss decreased to $1,272 for the three months ended June 30, 2012 from $13,116 for the comparable period in 2011, or a decrease of $11,844 or 90.30%. The decrease is primarily attributable to a reduction in general and administrative expense, rent expense and professional and consulting fees.

Six months ended June 30, 2012 compared with the six months ended June 30, 2011

Revenues. We had no revenues for the six months ended June 30, 2012 and 2011.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

Operating expenses. Operating expenses include general and administrative expenses, professional and consulting fees, rent expense, website development and depreciation. In total, operating expenses decreased $17,526 or 66.67% to $8,766 for the six months ended June 30, 2012 from $26,293 for the six months ended June 30, 2011. The components of operating expenses are discussed below.

●	General and administrative expenses decreased by $7,468 between 2012 and 2011 to $14,185 from $21,653 or 34.49%. The decrease between 2012 and 2011 is primarily attributable to decreases in office expenses, rent and entertainment related expenses.

●	We did not incur research and development expenses in the six months ended June 30, 2012 or 2011.

●	We did not incur website development costs in the six months ended June 30, 2012 or 2011.

●	Professional and consulting fees decreased $7,915 between 2012 and 2011 to $0 from $7,915. This decrease was primarily due to the decrease in our legal, accounting and regulatory filing costs in 2012.

●	Depreciation expense remained constant at $954 for the six months ended June 30, 2012 and 2011, respectively. The amount was unchanged due to no equipment purchases in the comparable periods.

Net Loss. Our net loss decreased to $8,766 for the six months ended June 30, 2012 from $26,293 for the comparable period in 2011, or a decrease of $17,526. The decrease is primarily attributable to a reduction in general and administrative expense, rent expense and professional and consulting fees.

Liquidity and Capital Resources. In 2012, we did not issue any shares for capital. In April 2012, one of our minority shareholders, who is neither an officer or director, and who owns less than 10% of our issued and outstanding common stock, loaned us $12,000 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. From May 2012 to September 2012, our majority shareholder loaned us $10,932 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $1,650 as of June 30, 2012, consisting of $146 in cash and $1,504 in furniture and equipment, net of $4,218 in depreciation. Our working capital deficit was $22,786 as of June 30, 2012.

Our total liabilities are $26,182 as of June 30, 2012, consisting of $26,182 in current liabilities, which includes $3,250 of accounts payable and advances from shareholders of $22,932.

Our total stockholders’ deficit is $24,532 as of June 30, 2012, and an accumulated deficit of $(174,532) as of June 30, 2012.

We had $99 in net cash provided by operating activities for the six months ended June 30, 2012, which included $8,766 in net loss, which amount was increased by $555 in the reduction of accounts payable and increased by $477 in depreciation and $8,466 in advances from shareholders.

We had no cash provided by investing activities in the six months ended June 30, 2012.

We had no cash provided by financing activities for the six months ended June 30, 2012.

We do not now have funds sufficient for pursuing our plan of operation, but we are in the process of trying to procure funds sufficient to fund our operations until we are able to finance our operations through cash flow. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

The Company had no formal long-term lines or credit or other bank financing arrangements as of June 30, 2012.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended June 30, 2012 and June 30, 2011, respectively.

Plan of Operation

Our business strategy is to ultimately finish our website (www.thunderclapinc.com) and have it operational by no later than the end of the fourth quarter of 2012 whereby individuals will be able to submit their screenplays, treatments and other projects on the site. Theses submissions will be available for public to view and critique. By the end of the fourth quarter of 2012, we hope to have multiple submissions of screenplays, treatments and other entertainment related projects and intend to continue with this method of seeking product from writers and others. We will evaluate the submissions and may commission a screenplay based on books and other ideas that we review. We intend to exclusively own all right title and interest in and to the underlying screenplay and any film derived from it.

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

Secure Rights to Screenplay: (Estimated cost $5,000 to $10,000). We estimate it will take approximately six to twelve months after the website is operational to secure the rights to a screenplay. We will attempt to acquire any screenplay rights with the issuance of our common stock to the writer.

Pre-Production Business Plan: (Estimated cost - None). Our officers and sole director will complete this without compensation. Once we complete the above tasks, we estimate completing a pre-production business plan by the end of the fourth quarter of 2012.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

This pre-production business plan together with the preliminary screenplay, budget, shooting schedule, production board and any talent commitment will be presented to prospective directors, actors, investors and/or financiers by our management.

If we are able to successfully complete the above goals within the estimated timeframes set forth and are able to raise additional proceeds above the minimum ($5,000) that may be needed to secure the screenplay, those funds would be allocated as follows:

Retain Screen Writer: (Estimated cost $$5,000 to $10,000). After a screenplay has been secured, we estimate an additional three months thereafter would be required to secure a screenwriter. We intend to pay for this expense from the funding source for the production.

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

Our management does not anticipate the need to hire additional full or part- time employees over the next six (6) months, as the services provided by our officers and director appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by these two individuals.  Our management’s responsibilities are mainly administrative at this early stage.  While we believe that the addition of employees is not required over the next six (6) months, the professionals we plan to utilize will be considered independent contractors. We do not intend to enter into any employment agreements with any of these professionals. Thus, these persons are not intended to be employees of our company.

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

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended June 30, 2012.

We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls over Financial Reporting

During the three month period ended June 30, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

INHERENT LIMITATIONS OF INTERNAL CONTROLS

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●                     pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●                     provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●                     provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10Q or are incorporated herein by reference:

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THUNDERCLAP ENTERTAINMENT, INC.

August 18, 2012	/s/ Gary L. Blum
Gary L. Blum
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting and
Financial Officer)

