Form 10-Q
period 2012-09-30
Thunderclap Entertainment, Inc.
filed 2012-11-19
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 15, 2012, the number of shares outstanding of the issuer’s sole class of common stock, no par value per share, is 16,485,000.

table of contents

Part I – FINANCIAL INFORMATION	F-1
Item 1. Financial Statements (unaudited)	F-1
Balance Sheet	F-1
Statement of Operations	F-2
Statements of Cash Flows For the Nine Months Ended September 30, 2012 and 2011 and for the Period from September 10, 2009 (inception) through September 30, 2012	F-3
Notes to Financial Statements (Unaudited)	F-4
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	3
Results of Operations	4
Three months ended September 30, 2012 compared with the three months ended September 30, 2011	5
Nine months ended September 30, 2012 compared with the nine months ended September 30, 2011	5
Off-Balance Sheet Arrangements	8
Item 3. Quantitative and Qualitative Disclosures about Market Risk	9
Item 4. Controls and Procedures	9
PART II — OTHER INFORMATION	11
Item 1. Legal Proceedings	11
Item 1A. Risk Factors	11
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3. Defaults Upon Senior Securities	11
Item 4. Mine Safety Disclosures	11
Item 5. Other Information	11
Item 6. Exhibits	11
SignatureS	12
CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-oxley act of 2002
Certification pursuant to 18 U.S.C. Section 1350, as ENACTED pursuant to Section 906 of the Sarbanes-oxley act of 2002

2

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

Balance Sheet

	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$117	$47
Total Current Assets	117	47

Furniture & Equipment	5,722	5,722
Less: Accumulated Deprecation	(4,695)	(3,264)
Total Furniture & Equipment	1,027	2,458

TOTAL ASSETS	$1,144	$2,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts Payable	$3,250	$3,805
Advances from Related Parties	23,127	14,466
Total Current Liabilities	26,377	18,271

TOTAL LIABILITIES	26,377	18,271

STOCKHOLDERS’ EQUITY
Common Stock; Authorized 50,000,000 common shares, no par, 16,485,000 issued and outstanding on September 30, 2012 and December 31, 2011, respectively	150,000	150,000
Common Stock Receivable	-	-
Total Common Stock	150,000	150,000
Deficit accumulated during the development stage	(175,233)	(165,766)
TOTAL STOCKHOLDERS’ DEFICIT	(25,233)	(15,766)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$1,144	$2,505

The accompanying notes are an intergral part of these financial statements.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

Statement of Operations

For the Three Months Ended September 30, 2012 and 2011 and

For the Nine Months Ended September 30, 2012 and 2011 and

For the period from September 10, 2009 (inception) through September 30, 2012

					For the Period
	For the Three Months Ended		For the Nine Months Ended	For the Nine Months Ended	from inception (September 10, 2009) to
	Sep. 30, 2012 (Unaudited)	Sep. 30, 2011 (Unaudited)	Sep. 30, 2012 (Unaudited)	Sep. 30, 2011 (Unaudited)	Sep. 30, 2012 (Unaudited)

Expenses

General & Administrative Expenses	$223	1,310	$8,037	14,185	57,739
Professional and Consulting Fees	-	750	-	8,665	86,299
Rent Expense	-	-	-	4,550	24.050
Stock-based Compensation	-	-	-	-	1,500
Website Development	-	-	-	-	950
Depreciation Expense	477	477	1,430	1,430	4,695

Total Expenses	700	2,537	9,467	28,830	175,233

Net Loss for the Period	$(700)	$(2,537)	$(9,467)	$(28,830)	$(175,233)

Basic and diluted loss per common share	$(0.00)	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average number of common shares outstanding - Basic and diluted	16,485,100	16,485,100	16,485,100	16,485,100	16,485,100

The accompanying notes are an intergral part of these financial statements.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Enterprise)

Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

and for the Period from September 10, 2009 (inception) through September 30, 2012

	(unaudited)
	For the Nine Months Ended Sep. 30, 2012 (Unaudited)	For the Nine Months Ended Sep. 30, 2011 (Unaudited)	For the period from September 10, 2009 (Inception) through Sep. 30, 2012 (Unaudited)
OPERATING ACTIVITIES
Net loss	$(9,467)	$(28,830)	$(175,233)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Accounts payable	(555)	1,755	3,250
Accumulated depreciation	1,430	1,430	4,695

Net cash provided (used) by Operating Activities	(8,952)	(25,645)	(167,288)

INVESTING ACTIVITIES
Furniture & Equipment	-	-	(5,722)

Net cash used for Investing Activities	-	-	(5,722)

FINANCING ACTIVITIES
Common stock	-	-	150,000
Loans from Related Parties	8,662	13,816	23,127

Net cash provided by financing activities	8,662	13,816	173,127

Net increase (decrease) in cash and cash equivalents	70	(11,829)	117

Cash, at beginning of period	47	11,977	-

Cash, at end of period	$117	$148	$117

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock issued for services	$-	$-	$1,500

Supplemental cash flow information:
Interest paid	-	-	-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements (Unaudited)

NOTE 1 - UNAUDITED INFORMATION

The balance sheet of Thunderclap Entertainment, Inc. (the “Company”) as of September 30, 2012, and the statements of operations for the three-month period ended September 30, 2012 and the nine-month period ended September 30, 2012, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of September 30, 2012, and the results of operations for the three-months ended September 30, 2012 and for the nine-months ended September 30, 2012.

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

The Company had no cash equivalents as of September 30, 2012.

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Stock Based Compensation

ASC 718 “Compensation - Stock Compensation” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction is recognized as a liability; otherwise, the transaction is recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

For the three-month period ended September 30, 2012, we recognized $477 in depreciation expense on our equipment.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2012.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended September 30, 2012.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to the Company’s fiscal quarter beginning January 1, 2012. Adoption of this guidance did not have a material effect on our financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - INCOME TAXES

As of September 30, 2012, the Company had a net operating loss carry forward of ($163,983) that may be available to reduce future years’ taxable income through 2031.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

As of September 30, 2012
Deferred tax assets:
Net operating tax carry-forwards	$175,233

Gross deferred tax asset	175,233
Valuation allowance	(175,233)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 5 - NET OPERATING LOSSES

As of September 30, 2012, the Company has a net operating loss carry-forward of approximately $175,233, which will expire 20 years from the date the loss was incurred.

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

NOTE 6 - STOCKHOLDERS’ EQUITY

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

As of September 30, 2012, there are 16,485,000 shares of common stock outstanding.

NOTE 7 - RELATED PARTY TRANSACTIONS

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company’s majority shareholder is its legal counsel. In April 2011, a shareholder advanced the Company $12,000 to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it. From May 2011 to September 2011, another shareholder advanced $1,816 to fund working capital expenses. Subsequently, our majority shareholder has advanced an additional $9,311 under the same terms of which 8,662 was advanced during the nine months ended September 30, 2012. This advance is unsecured and does not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it.

NOTE 8 - GOING CONCERN

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

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

Management intends to focus on raising additional funds for the first and second quarters going forward. We cannot provide any assurance or guarantee that we will be able to generate revenues. Potential investors must be aware if we were unable to raise additional funds through the sale of our common stock and generate sufficient revenues, any investment made into the Company would be lost in its entirety.

The Company has net losses for the period from September 10, 2009 (inception) to September 30, 2012 of ($175,233). The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 - PROPERTY

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

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after December 31, 2011 through the date the financial statements are available for issuance. During this period, the Company received advances from two shareholders in the amount of $12,000 and $1,816, respectively, which do not bear any interest or due date. Subsequently, our majority shareholder advanced an additional $9,311 under the same terms of which 8,662 was advanced during the nine months ended September 30, 2012. The shareholders have orally agreed to defer any repayment until the Company is financially able to repay them.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended September 30, 2012 and September 30, 2011 and for the nine months ended September 30, 2012 and September 30, 2011 and for the period from September 10, 2009 (inception) through September 30, 2012. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

Results of Operations

General

We were incorporated under the laws of the State of California on September 10, 2009 with fiscal year end in December 31. We are a development stage enterprise that seeks to become an independent film production company, to develop and produce low-budget, independent feature films under $2,000,000. Since beginning operations in September 2009, we have not developed or produced any films and we have accumulated losses in the amount of ($175,233) as of September 30, 2012. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

As of September 30, 2012, we had $117 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next three months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of September 30, 2012, the Company borrowed $23,127 from two of our shareholders.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended September 30, 2012 and 2011 and our unaudited financial statements for the nine months ending September 30, 2012 and 2011, together with notes thereto, which are included in this Quarterly Report on Form 10Q.

Three months ended September 30, 2012 compared with the three months ended September 30, 2011

Revenues. We had no revenues for the three months ended September 30, 2012 and 2011.

Operating expenses. Operating expenses include general and administrative expenses, professional and consulting fees, rent expense, website development and depreciation. In total, operating expenses decreased $1,837 or 97.2% to $700 for the three months ended September 30, 2012 from $2,537 for the three months ended September 30, 2011. The components of operating expenses are discussed below.

●	General and administrative expenses decreased by $1,087 between 2012 and 2011 to $223 from $1,310 or 82.98%. The decrease between 2012 and 2011 is primarily attributable to decreases in office expenses, travel and entertainment related expenses.

●	Professional and consulting fees decreased $750 between 2012 and 2011 to $750 from $0. This decrease was primarily due to the decrease in our accounting and regulatory costs in 2012.

●	We did not incur any rent expense in the three months ended September 30, 2012 or 2011.

●	Depreciation expense remained the same at $477 for the three months ended September 30, 2012 and 2011.

Net Loss. Our net loss decreased to $700 for the three months ended September 30, 2012 from $2,537 for the comparable period in 2011, or a decrease of $1,837. The decrease is primarily attributable to a reduction in general and administrative expense and professional and consulting fees.

Nine months ended September 30, 2012 compared with the nine months ended September 30, 2011

Revenues. We had no revenues for the nine months ended September 30, 2012 and 2011.

Operating expenses. Operating expenses include general and administrative expenses, professional and consulting fees, rent expense, website development and depreciation. In total, operating expenses decreased $19,363 or 67.16% to $9,467 for the nine months ended September 30, 2012 from $28,830 for the nine months ended September 30, 2011. The components of operating expenses are discussed below.

●	General and administrative expenses decreased by $6,168 between 2012 and 2011 to $8,037 from $14,185 or 43.34%. The decrease between 2012 and 2011 is primarily attributable to decreases in office expenses and entertainment related expenses.

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

●	Professional and consulting fees decreased $8,665 between 2012 and 2011 to $0 from $8,665. This decrease was primarily due to the decrease in our legal and regulatory fees in 2012.

●	Rent expense decreased $4,550 between 2012 and 2011 to $0 from $4,550. This decrease was due to our majority shareholder providing office space for no rent charge.

●	Depreciation expense remained constant at $1,430 for the ninth months ended September 30, 2012 and 2011.

Net Loss. Our net loss decreased to $9,467 for the nine months ended September 30, 2012 from $28,830 for the comparable period in 2011, or a decrease of $19,363. The decrease is primarily attributable to a reduction in general and administrative expense, rent expense and professional and consulting fees.

Liquidity and Capital Resources. In 2012, we did not issue any shares for capital. In April 2011, one of our minority shareholders, who is neither an officer or director, and who owns less than 10% of our issued and outstanding common stock, loaned us $12,000 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. From May 2011 to September 2011, our majority shareholder loaned us $1,816 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. Subsequent to September 2011, our majority shareholder has loaned us an additional $10,689 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $1,144 as of September 30, 2012, consisting of $117 in cash and $1,027 in furniture and equipment, net of $4,695 in depreciation. Our working capital deficit was $26,260 as of September 30, 2012.

Our total liabilities are $26,377 as of September 30, 2012, consisting of $26,377 in current liabilities, which includes $3,250 of accounts payable and advances from shareholders of $23,127.

Our total stockholders’ deficit is $(25,233) as of September 30, 2012, and an accumulated deficit of $(175,233) as of September 30, 2012.

We had $70 in net cash provided in operating activities for the nine months ended September 30, 2012, which included $9,467 in net loss, which amount was increased by $555 in accounts payable, and offset by $1,430 in depreciation and $8,662 in advances from shareholders.

We had no cash provided by investing activities in the nine months ended September 30, 2012.

We had no cash provided by financing activities for the nine months ended September 30, 2012.

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

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

The Company had no formal long-term lines or credit or other bank financing arrangements as of September 30, 2012.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended September 30, 2012 and September 30, 2011, respectively.

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

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended September 30, 2012.

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

(b)	Changes in Internal Controls over Financial Reporting

During the three month period ended September 30, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THUNDERCLAP ENTERTAINMENT, INC.

November 19, 2012	/s/ Gary L. Blum
Gary L. Blum
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

