Form 10-Q/A
period 2012-09-30
Thunderclap Entertainment, Inc.
filed 2012-11-27
CIK 1514056

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10Q (the “Form 10Q”) of Thunderclap Entertainment, Inc. for the period ended September 30, 2012, filed with the Securities and Exchange Commission on November 19, 2012, is to: (1) correct a transposition error in the Statement of Cash Flows in the unaudited Financial Statements in Part I, Item 1, page F-3, of the Form 10-Q, (2) make corrections to the Liquidity and Capital Resources section in Part I, Item 2, page 6 of the Form 10-Q, and (3) furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

	(unaudited)
	For the Nine Months Ended Sep. 30, 2012 (Unaudited)	For the Nine Months Ended Sep. 30, 2011 (Unaudited)	For the period from September 10, 2009 (Inception) through Sep. 30, 2012 (Unaudited)
OPERATING ACTIVITIES
Net loss	$(9,467)	$(28,830)	$(175,233)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Accounts payable	(555)	1,755	3,250
Accumulated depreciation	1,430	1,430	4,695

Net cash provided (used) by Operating Activities	(8,592)	(25,645)	(167,288)

INVESTING ACTIVITIES
Furniture & Equipment	-	-	(5,722)

Net cash used for Investing Activities	-	-	(5,722)

FINANCING ACTIVITIES
Common stock	-	-	150,000
Loans from Related Parties	8,662	13,816	23,127

Net cash provided by financing activities	8,662	13,816	173,127

Net increase (decrease) in cash and cash equivalents	70	(11,829)	117

Cash, at beginning of period	47	11,977	-

Cash, at end of period	$117	$148	$117

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock issued for services	$-	$-	$1,500

Supplemental cash flow information:
Interest paid	-	-	-

Income taxes paid	$-	$-	$-

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

NOTE 4 - INCOME TAXES

As of September 30, 2012, the Company had a net operating loss carry forward of ($175,233) that may be available to reduce future years’ taxable income through 2031.

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

As of September 30, 2012, we had $117 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next three months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of September 30, 2012, we borrowed $23,127 from two of our shareholders.

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

Liquidity and Capital Resources. In 2012, we did not issue any shares for capital. In April 2011, one of our minority shareholders, who is neither an officer or director, and who owns less than 10% of our issued and outstanding common stock, loaned us $12,000 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. From May 2011 to September 2011, our majority shareholder loaned us $1,816 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. Subsequent to September 2011, our majority shareholder has loaned us an additional $9,311, of which $8,662 was advanced during the nine months ended September 30, 2011, interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

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

We had $70 in net cash provided in operating activities for the nine months ended September 30, 2012, which included $(9,467) in net loss, which amount was increased by $555 in accounts payable, and offset by $1,430 in depreciation.

We had no cash provided by investing activities in the nine months ended September 30, 2012.

We had $8,662 in cash provided by financing activities for the nine months ended September 30, 2012, which consisted of advances from a related party.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10Q or are incorporated herein by reference:

Exhibit
Number	Description

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101 INS*	XBRL Instance Document
101 SCH*	XBRL Taxonomy Extension Schema Document
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

Thunderclap Entertainment, Inc.

(A Development Stage Enterprise)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THUNDERCLAP ENTERTAINMENT, INC.

November 27, 2012	/s/ Gary L. Blum
Gary L. Blum
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

