Form 10-K
period 2012-12-31
Thunderclap Entertainment, Inc.
filed 2013-04-16
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-172658

Thunderclap Entertainment, Inc.

(Exact Name of Registrant as Specified in its Charter)

California	30-0580318
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

201 Santa Monica Blvd., Suite 300, Santa Monica, CA 90401-2224

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 576-4758

Common Stock, no par value per share	None
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X] [check “yes” if statement is accurate.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S−K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 16, 2013 based upon the last sale price of the common stock of such date: $233,500.

The number of shares of the registrant’s common stock issued and outstanding as of April 16, 2013 was 16,485,000.

table of contents

Page
PART I	3
Item 1. Description of Business.	3
Item 1A. Risk Factors.	8
Item 1B. Unresolved Staff Comments.	16
Item 2. Properties.	16
Item 3. Legal Proceedings.	16
Item 4. Mine Safety Disclosures.	16
PART II	16
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	16
Item 6. Selected Financial Data.	18
Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	18
Results of Operations	18
Year ended December 31, 2012 compared with the year ended December 31, 2011	20
Off-Balance Sheet Arrangements	22
Recent Accounting Pronouncements	22
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.	22
Item 8. Financial Statements and Supplementary Data.	22
FINANCIAL INFORMATION	F-3
Balance Sheets	F-3
Statements of Cash Flows For the Years Ended December 31, 2012 and 2011 and for the Period from September 10, 2009 (inception) through December 31, 2012	F-5
NOTES TO FINANCIAL STATEMENTS	F-7
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.	23
Item 9A. Controls and Procedures.	23
Item 9B. Other Information.	24
PART III	24
Item 10. Directors, Executive Officers and Corporate Governance.	24
Item 11. Executive Compensation.	28
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	28
Item 13. Certain Relationships and Related Transactions and Director Independence.	28
Item 14. Principal Accountant Fees and Services.	29
PART IV	30
Item 15. Exhibits; Financial Statement Schedules.	30
SignatureS	31
CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002	32
CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002	33
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-oxley act of 2002	34
Certification pursuant to 18 U.S.C. Section 1350, as ENACTED pursuant to Section 906 of the Sarbanes-oxley act of 2002	35

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

On September 15, 2009, we issued 15,000,000 shares of our common stock, valued at $0.0001 per share, to our 5 founders, which includes 250,000 common shares to our president, Michael F. Matondi, III and 1,000,000 common shares to our chief executive officer and sole director, Gary L. Blum, in exchange for organizational services incurred since our incorporation at a price of $0.0001 per share and valued at $25 and $100, respectively. We also issued 13,750,000 common shares to 3 other founders for services rendered at a price of $0.0001 per share valued at $1,375. From September 27, 2009 to April 18, 2010, we sold and issued 1,485,000 shares of our common stock at a price of $0.10 per share for $148,500 to 25 individuals. From January 1, 2011, to April 30, 2011, our burn rate was approximately $4,500 per month. Presently, our monthly burn rate is approximately $100 per month, which consists of miscellaneous office expenses. We believe that our present capital is insufficient to cover our monthly burn rate for the next 12 months; however, we our majority shareholder has orally agreed to continue to provide us with working capital to fund our overhead. We believe that we will require approximately $10,000 to $100,000 in either cash or our common stock to accomplish the goals set out in our plan of operation. We intend to use our common stock to accomplish these goals in order to conserve our cash. To the extent we are unable to accomplish our goals with the issuance of common stock for services and products, then we intend to raise additional capital from investors through the sale of our common stock. Our principal business, executive and registered statutory office is located at 201 Santa Monica Blvd., Suite 300, Santa Monica, CA 90401 and our telephone number is (310) 576-4758, fax (310) 388-5899 and email contact is submissions@thunderclapinc.com. Our URL address is www.thunderclapinc.com.

Business

We are a development stage enterprise that was formed to develop and produce low-budget, feature length motion pictures and other entertainment related projects. We also intend to acquire scripts and the rights to projects. We have had limited operations and have limited financial resources. We have not yet begun any entertainment projects. Our auditors indicated in their report on our financial statements (the “Report”) that “the Company’s lack of business operations and continuing losses raise substantial doubt about its ability to continue as a going concern.” Our operations to date have been devoted primarily to start-up and development activities, which include:

1.	Formation of the Company;
2.	Development of our business plan;
3.	Evaluating various entertainment properties;
4.	Research on marketing channels/strategies for our entertainment properties and the industry;
5.	Secured our website domain www.thunderclapinc.com and developed our initial online website;
6.	Research on books and ideas that we may develop into film projects; and
7.	Research into reality-based shows that we could develop and sell.

In 2013, we plan to focus our business operations on the development and production of commercial, feature-length, low-budget motion pictures having budgets of up to $2 million dollars. We plan to utilize our website to solicit projects from writers, directors, producers and agents. We anticipate promoting these film properties by assembling a business plan for presentation to prospective investors and financiers, consisting of the screenplay, a budget, shooting schedule, production board and identification of recognizable actor(s) or director(s) for the film. We also intend to have discussions with various film distributors to determine what our best options are for the distribution of a completed project. We plan to offer grants of our stock or options to acquire our stock in order to secure screenplays, treatments, actors’ participation and directors’ participation in our films. A treatment is a written sketch outlining the plot, characters, and action for a screenplay but not including certain elements of a finished screenplay, such as camera directions and dialogue. There can be no assurance that writers, actors and/or directors, in exchange for their participation in a film, will ever consider our stock in exchange for their screenplays or services. Any such grants of stock may involve substantial dilution to our existing shareholders. See “Risk Factors.”

We currently do not have sufficient capital to independently finance our own film projects. We intend to rely on outside sources of financing for all film production activities. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to produce commercially successful motion picture films. In order to succeed, we must develop or acquire screenplays appropriate for production and distribution. We intend to rely on our Chairman’s and President’s access to and relationships with, creative talent, including writers, actors and directors to find suitable existing screenplays. We also intend to market our website to the film industry to solicit screenplays for our consideration. There can be no guarantee or assurance that our Chairman or President and/or our website will enable us to attract and produce commercially viable screenplays into films that will result in future profits to us.

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

Since September 10, 2009 (our inception) to December 31, 2012, we have not generated any revenues and have a net loss of $(181,226). We anticipate generating revenues within the first twelve months after we have secured separate financing for our first film project. We believe that we have insufficient working capital to continue our operations for the next 12 months without the need to seek additional financing, based on loans from our shareholders and the oral agreement of our majority shareholder to continue to fund our overhead. In the event our shareholders are unwilling or unable to advance us funds, we will not have sufficient working capital. We currently have two officers and a sole director. These individuals allocate time and personal resources to us on a part-time basis and devote approximately 10 hours per week to us. One of our shareholders, who is neither an officer or director and who owns less than 10% of our common stock, has advanced $12,000 as an interest-free demand loan and has orally agreed to defer payment until we are financially able to repay it. Our control shareholder has advanced us $12,177 as an interest-free demand loan and has orally agreed to defer payment until we are able to repay it.

We intend to be very selective when choosing literary properties to develop. They must have a rating of PG, PG-13 or R, and should be within the genres of suspense, horror, action drama or comedy action. We intend to select screenplays that will not require a lot of main characters or minor characters. We intend to select scripts that will not require more than 50 extras throughout the entire production or more than 20 extras in any single scene. We anticipate that the stories will take place between 25-35 different locations but we intend to limit production to no more than 5-10 physical locations. We do not intend to consider any scripts that will require more than two special effects scenes, location scenes involving talent, staff or crew travel or per diems, futuristic or period sets, props or wardrobe.

At this time we cannot provide any assurance that we will ever be able to produce a high quality action film in the future.

Financing Strategy

We will not be able to produce a feature film on our own with additional outside financing in order to produce a film. Primary responsibility for the overall planning, financing and production of each motion picture will rest with our management. For each motion picture we plan to employ an independent film director who will be responsible for, or involved with, many of the creative elements, such as direction, photography, and editing. All decisions will be subject to budgetary restrictions and our business control, although we will permit an independent director to retain reasonable artistic control of the project, consistent with its completion within strict budget guidelines and the commercial requirements of the picture. We cannot provide any guarantee that we will be able to ever employ a competent independent film director in the future to manage our anticipated films. We intend to assemble a film package, which we define as a script, budget, a business plan that outlines a plan for producing the film and identifies a producer.

Whenever possible we will attempt to make arrangements with providers of goods and services to defer payment until a later stage in the production and financing cycle. Once a film package has been assembled, there are various methods of obtaining the funds needed to complete the production of a motion picture. Examples of financing alternatives include the assignment of our rights in a film to a joint venture or a co-producer. Alternatively, we may form a limited liability company or partnership where we will be the managing member or the general partner. We may also obtain favorable pre-release sales or pre-licensing commitments from various end-users such as independent domestic distributors, foreign distributors, cable networks, and video distributors. These various techniques, which are commonly used in the industry, can be combined to finance a project without a major studio financial commitment. We may, at management’s discretion, sell shares of our capital stock or exchange shares for services, to finance the production of films.

By virtue of using Canada as our primary shooting location, we may be able to obtain financial support from the Canadian federal and provincial governments. By filming in Canada, we expect to be able to borrow against tax credits obtained through Canadian federal and provincial production services tax credits. These tax credits will enable to us to recover 27% to 33% of eligible labor costs, or approximately 13.5% to 16.5% of our total production budget. Canadian banks commonly allow producers to borrow against such tax credits in producing motion pictures. We may also be able to access foreign government financing through international co-productions with treaty countries.

We may use any one or a combination of these or other techniques to finance our films. We anticipate that any financing method will permit us to maintain control over the production. There can be no assurance that we will be able to successfully arrange for such additional financing and to the extent we are unsuccessful, our production activities may be adversely affected.

Distribution Arrangements

Effective distribution is critical to the economic success of a feature film, particularly when made by an independent production company. We have not as yet negotiated any distribution agreements.

We intend to release our films in the United States through existing distribution companies, primarily independent distributors. We will retain the right for ourselves to market the films on a jurisdiction-by-jurisdiction basis throughout the rest of the world and to market television and other uses separately. In many instances, depending upon the nature of distribution terms available, it may be advantageous or necessary for us to license all, or substantially all, distribution rights through one major distributor.

To the extent that we may engage in foreign distribution of our films, we will be subject to all of the additional risks of doing business abroad including, but not limited to, government censorship, currency fluctuations, exchange controls, greater risk of “piracy” copying, and licensing or qualification fees.

It is not possible to predict, with certainty, the nature of the distribution arrangements, if any, that we may secure for our motion pictures.

Competition

The motion picture industry is intensely competitive. Competition comes from companies within the same business and companies in other entertainment media that create alternative forms of entertainment. The industry is currently evolving in such a way that certain multinational multimedia firms will be able to dominate this space because of their control over key film, magazine, and television content, as well as key network and cable outlets. These organizations have numerous competitive advantages, such as the ability to acquire financing for their projects and to make favorable arrangements for the distribution of completed films. All of our competitors will likely be organizations of substantially larger size and capacity, with far greater financial and personnel resources and longer operating histories, and may be better able to acquire properties, personnel and financing, and enter into more favorable distribution agreements. Our success will depend on public taste, which is both unpredictable and susceptible to rapid change.

As an independent film production company, we most likely will not have the backing of a major studio for production and distribution support. Consequently, we may not be able to complete a motion picture.

In order to be competitive, we intend to create independent motion pictures that may appeal to a wide range of public taste both in the United States and abroad. Moreover, by producing our films in Canada we believe that we will be able to significantly reduce production costs, and thereby offer our films to distributors at competitive pricing. Investors must be aware that at this time we have not produced any film and may not ever be successful in doing so in the future.

Intellectual Property Rights

Rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, including Canada. These laws provide substantial civil and criminal penalties for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, artwork, and still photography are separately subject to copyright under most copyright laws. We plan to take appropriate and reasonable measures to secure, protect, and maintain copyright protection for all of our pictures under the laws of the applicable jurisdictions. Motion picture piracy is an industry-wide problem. The motion picture industry trade association provides a piracy hotline and investigates all piracy reports. The results of such investigations may warrant legal action, by the owner of the rights, and, depending on the scope of the piracy, investigation by the Federal Bureau of Investigation and/or the Royal Canadian Mounted Police with the possibility of criminal prosecution.

Under the copyright laws of Canada and the United States, copyright in a motion picture is automatically secured when the work is created and “fixed” in a copy. We intend to register our films for copyright with both the Canadian Copyright Office and the United States Copyright Office. Both offices will register claims to copyright and issue certificates of registration but neither will “grant” or “issue” copyrights. Only the expression (camera work, dialogue, sounds, etc.) fixed in a motion picture can be protected under copyright. Copyright in both Canada and the United States does not cover the idea or concept behind the work or any characters portrayed in the work. Registration with the appropriate office establishes a public record of the copyright claim.

Ordinarily, a number of individuals contribute authorship to a motion picture, including the writer, director, producer, camera operator, editor, and others. Under the laws of both the United States, and Canada, these individuals are not always considered the “authors,” however, because a motion picture is frequently a “work made for hire.” In the case of a work made for hire, the employer, not the individuals who actually created the work, is considered the author for copyright purposes. We intend all of our films to be works made for hire in which we will be the authors and thereby own the copyright to our films.

Canada’s copyright law is distinguished from that of the United States by recognizing the moral rights of authors. Moral rights refer to the rights of authors to have their names associated with their work, and the right to not have their work distorted, mutilated or otherwise modified, or used in association with a product, service, cause or institution in a way that is prejudicial to their honor or reputation. Moral rights cannot be sold or transferred, but they can be waived. We intend that all individuals who contribute to the creation of any of our motion pictures will be required to waive any such moral rights that they may have in the motion picture.

For copyright purposes, publication of a motion picture takes place when one or more copies are distributed to the public by sale, rental, lease or lending, or when an offering is made to distribute copies to a group of persons (wholesalers, retailers, broadcasters, motion picture distributors, and the like) for purposes of further distribution or public performance. A work that is created (fixed in tangible form for the first time) on or after January 1, 1978, is automatically protected from the moment of its creation and is ordinarily given a term enduring for the author’s life plus an additional 70 years after the author’s death. For works made for hire, the duration of copyright will be 95 years from publication or 120 years from creation, whichever is shorter.

Although we plan to copyright all of our film properties and projects, there is no practical protection from films being copied by others without payment to us, especially overseas. We may lose an indeterminate amount of revenue as a result of motion picture piracy. Being a small company, with limited resources, it will be difficult, if not impossible, to pursue our various remedies.

Motion picture piracy is an international as well as a domestic problem. It is extensive in many parts of the world. In addition to the Motion Picture Association of America, the Motion Picture Export Association, the American Film Marketing Association, and the American Film Export Association monitor the progress and efforts made by various countries to limit or prevent piracy. In the past, these various trade associations have enacted voluntary embargoes of motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. The United States government has publicly considered trade sanctions against specific countries that do not prevent copyright infringement of American motion pictures. There can be no assurance that voluntary industry embargoes or United States government trade sanctions will be enacted. If enacted, such actions may impact the revenue that we realize from the international exploitation of our motion pictures. If not enacted or if other measures are not taken, the motion picture industry, including us, may lose an indeterminate amount of revenue as a result of motion picture piracy.

Censorship

An industry trade association, the Motion Picture Association of America, assigns ratings for age group suitability for domestic theatrical distribution of motion pictures under the auspices of its Code and Rating Administration. The film distributor generally submits its film to the Code and Rating Administration for a rating. We plan to follow the practice of submitting our motion pictures for ratings.

Television networks and stations in the United States as well as some foreign governments may impose additional restrictions on the content of a motion picture that may wholly or partially restrict exhibition on television or in a particular territory.

Theatrical distribution of motion pictures, in a number of states and certain jurisdictions, is subject to provisions of trade practice laws passed in those jurisdictions. These laws generally seek to eliminate the practice known as “blind bidding” and prohibit the licensing of films unless theater owners are invited to attend screenings of the film first. In certain instances, these laws also prohibit payment of advances and guarantees to film distributors by exhibitors.

There can be no assurance that current and future restrictions on the content of our films may not limit or affect our ability to exhibit our pictures in certain jurisdictions and media.

Labor Laws

We are aware that the cost of producing and distributing filmed entertainment has increased substantially in recent years. This is due, among other things, to the increasing demands of creative talent as well as industry-wide collective bargaining agreements. Many of the screenplay writers, performers, directors and technical personnel in the entertainment industry who will be involved in our productions are members of guilds or unions that bargain collectively on an industry-wide basis. We have found that actions by these guilds or unions can result in increased costs of production and can occasionally disrupt production operations. If such actions impede our ability to operate or produce a motion picture, it may substantially harm our ability to earn revenue and result in our business to fail.

We will use non-unionized talent whenever possible to reduce our costs of production. Notwithstanding, many individuals associated with our productions, including actors, writers and directors, will be members of guilds or unions, that bargain collectively with producers on an industry-wide basis from time to time. Our operations will be dependent upon our compliance with the provisions of collective bargaining agreements governing relationships with these guilds and unions. Strikes or other work stoppages by members of these unions could delay or disrupt our activities. The extent to which the existence of collective bargaining agreements may affect us in the future is not currently determinable.

Status Of Any Publicity Announced New Products And Services

We currently have no new publicly announced products or services.

Our Website

Our website is located at www.thunderclapinc.com and provides a description of our company along with our contact information including our address, telephone number and e-mail address.

Dependence On Customers

The production of films is diverse so we will never be dependent on one source for our scripts or production needs.

Trademarks And Patents

We do not have any registered trademarks or patents; however, we may file for trademark protection in the future should our sole director deem it necessary.

Need For Any Government Approval Of Principal Products Or Services

We are also subject to federal, state and local laws and regulations generally applied to businesses, such as payroll taxes on the state and federal levels. We believe that we are in conformity with all applicable laws in California and the United States.

Research And Development

We have not spent any money on research and development activities.

Employees

At the present time, we do not have any employees other than our officers and sole director who devote their time as needed to our business and expect to devote 10 hours per week.

Legal Proceedings

We are not involved in any legal proceedings nor are we aware of any pending or threatened litigation against us. None of our officers or director is a party to any legal proceeding or litigation. None of our officers or director has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

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

We are a development stage enterprise that was incorporated in September 2009 and we have not realized revenues. We have no operating history upon which an evaluation of our future prospects can be made. From our inception on September 10, 2009 to December 31, 2012, we have incurred a net loss of $(181,226). Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the entertainment and film production industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to secure screenplays, attract talent and produce feature films. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

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

Our auditor’s report on our December 31, 2012 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Moreover, our officers may be unable or unwilling to loan or advance us any funds. See “Audited Financial Statements - Auditors Report.”

Because we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors. We incurred a $(181,226) net loss for the period from inception to December 31, 2012 and we have no revenue. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our films. We plan to seek additional funds through private placements of our common stock. Private placements of our common stock may involve substantial dilution to our existing shareholders. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Our officers and directors have limited experience in the motion picture industry, which could prevent us from successfully implementing our business plan, and impede our ability to earn revenue.

Our officers and directors have limited practical experience in the motion picture industry. Our president has only produced one commercial film. Our management’s lack of experience could hinder their ability to successfully develop screenplays that will result in commercially successful films, or to secure production financing. It is likely that our management’s inexperience with film production and financing will hinder our ability to earn revenue. Each potential investor must carefully consider the lack of experience of our officers and directors before purchasing our common stock.

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

We have limited financial resources. As of December 31, 2012, we had $201 of cash on hand and total assets of $751. If we are unable to develop our business or secure additional funds our business would fail and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for our business plan and expenditures. As of the date of this Annual Report on Form 10-K, we have not earned any revenue. Failure to generate revenue will cause us to go out of business, which will result in the complete loss of your investment.

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

Producing films involves substantial risks, because it requires that we spend significant funds based entirely on our preliminary evaluation of the screenplay’s commercial potential as a film. It is impossible to predict the success of any film before the production starts. The ability of a motion picture to generate revenues will depend upon a variety of unpredictable factors, including:

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

The Securities and Exchange Commission (“SEC”) adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our audited balance sheet reflects that we have $201 cash and minimal assets and, therefore, we may be defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention of doing), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

We currently have a website that we believe will help us attract screenplays and story concepts. It is a basic website at www.thunderclapinc.com; however, functionality is limited. We intend to use the website as a promotional and recruiting tool for potential industry professionals as well as a tool for recruiting young screenwriters. We intend to further develop our website in the next 6 months. If our website is not further developed, we may not be able to adequately access the pool of writing talent we will need to produce commercially viable motion pictures.

RISKS RELATED TO THE OWNERSHIP OF OUR SECURITIES

Investors may lose their entire investment if we fail to implement our business plan.

As a development-stage enterprise, we expect to face substantial risks, uncertainties, expenses and difficulties. We were formed on September 10, 2009. We have no demonstrable operations record, on which you can evaluate our business and prospects. We have yet to commence planned operations. As of the date of this Annual Report on Form 10-K, we have had only limited start-up operations and generated no revenues. We cannot guarantee that we will be successful in accomplishing our objectives. Taking these facts into account, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in Annual Report on Form 10-K. In addition, our lack of operating capital could negatively impact the value of our common shares and could result in the loss of your entire investment.

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

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company (“DTC”) to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB). What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions that are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Our management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;

●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

●	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

Donald P. Hateley, our legal counsel, owns 12,900,000 common shares representing 78% of the outstanding common stock and our officers and sole director hold approximately 7.5% of our outstanding common stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

All of the presently outstanding shares of common stock (16,485,000 shares) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

We are in the process of contacting market makers to have the shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $800 per month. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA. The Company recorded rent expense of $4,550 in 2012.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public market for our common stock, and a public market may never develop. We are seeking a market maker to file an application with FINRA so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing in the second quarter of 2013. There can be no assurance as to whether we will identify a market marker that will be willing to file an application and, if we identify one and it agrees to file an application, whether such market maker’s application will be accepted by FINRA. We cannot estimate the time period that will be required for the application process. Even if our common stock were quoted in a market, there may never be substantial activity in such market. If there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

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

16,485,000 of the presently outstanding shares of our common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144, which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 registration statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at anytime previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

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

At the present time, we may be classified as a “shell company” under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act. As such, all restricted securities presently held by our stockholders may not be resold in reliance on Rule 144 until: (1) we file a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 registration statement with the SEC when we cease to be a “shell company;” (2) we have filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time we file the Form 8-K with the SEC reflecting our status as an entity that is not a shell company.

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

Common Stock Currently Outstanding

As of December 31, 2013, we have 16,485,000 shares of our common stock outstanding.

Holders

As of the date of this Report, we had 31 stockholders of record of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This Annual Report on Form 10−K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this Report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” in Item 1 above.

The following is management’s discussion and analysis of financial condition and results of operations and is provided as a supplement to the accompanying unaudited financial statements and notes to help provide an understanding of our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited financial statements.

In this Annual Report on Form 10-K, “Company,” “the Company,” “us,” and “our” refer to Thunderclap Entertainment, Inc., a California corporation, unless the context requires otherwise.

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the years ended December 31, 2012 and December 31, 2011 and for the period from September 10, 2009 (inception) through December 31, 2012. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of California on September 10, 2009 with fiscal year end in December 31. We are a development stage enterprise that seeks to become an independent film production company, to develop and produce low-budget, independent feature films under $2,000,000. Since beginning operations in September 2009, we have not developed or produced any films and we have accumulated losses in the amount of ($181,226) as of December 31, 2012. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We have yet to commence planned operations to any significant measure. As of the date of this Annual Report, we have had only limited start-up operations and have not generated any revenues. We will not be profitable until we derive sufficient revenues and cash flows from the development, production and sale of film projects. Our chief executive officer and sole director, Gary L. Blum, and our president, Michael F. Matondi, III, are our only employees. Mr. Blum and Mr. Matondi will devote at least ten hours per week to us but may increase the number of hours as necessary.

As of December 31, 2012, we had $201 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of December 31, 2012, the Company borrowed $24,177 from two of our shareholders.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2012 and 2011 together with notes thereto, which are included in this Annual Report on Form 10K.

Year ended December 31, 2012 compared with the year ended December 31, 2011

Revenues. We had no revenues for the years ended December 31, 2012 and 2011.

Operating expenses. Operating expenses include general and administrative expenses, professional and consulting fees, rent expense, website development and depreciation. In total, operating expenses decreased $15,152 or 49.50% to $15,460 for the year ended December 31, 2012 from $30,612 for the year ended December 31, 2011. The components of operating expenses are discussed below.

General and administrative expenses decreased by $7,267 between 2012 and 2011 to $8,223 from $15,490 or 46.91%. The decrease between 2012 and 2011 is primarily attributable to decreases in office expenses, travel and entertainment related expenses.

●	We did not incur research and development expenses in the years ended December 31, 2012 or 2011.

●	Rent expense remained constant at $4,550 for the years ended December 31, 2012 and 2011.

●	We did not incur any website development costs in the years ended December 31, 2012 and 2011.

●	Professional and consulting fees decreased $8,585 between 2012 and 2011 to $780 from $8,665 or 91.00%. This decrease was primarily due to the decrease in our legal and accounting fees in 2012.

●	Depreciation expense remained constant at $1,907 for the years ended December 31, 2012 and 2011.

Net Loss. Our net loss decreased to $15,460 for the year ended December 31, 2012 from $30,612 for the comparable period in 2011, or a decrease of $15,152. The decrease is primarily attributable to a reduction in general and administrative expense, rent expense and professional fees.

Liquidity and Capital Resources. In 2012, we did not issue any shares for capital. In April 2011, one of our minority shareholders, who is neither an officer or director, and who owns less than 10% of our issued and outstanding common stock, loaned us $12,000 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. From May 2011 to December 31, 2011, our majority shareholder loaned us $2,466 interest-free and has orally agreed to defer repayment until we are financially able to repay the loan. From January 1 to December 31, 2012, our majority shareholder advanced us $9,711, interest-free and has orally agreed to defer repayment until we are financially able to repay him. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $751 as of December 31, 2012, consisting of $201 in cash and $550 in furniture and equipment, net of $5,172 in depreciation. Our working capital deficit was $27,226 as of December 31, 2012.

Our total liabilities are $27,427 as of December 31, 2012, consisting of $27,427 in current liabilities, which includes $3,250 of accounts payable and advances from shareholders of $24,177.

Our total stockholders’ deficit is $26,676 as of December 31, 2012, and an accumulated deficit of $181,226 as of December 31, 2012.

We had $153 in net cash used by operating activities for the year ended December 31, 2012, which included $(15,460) in net loss, which amount was increased by $555 in accounts payable and offset by $1,907 in depreciation and $4,550 in rent expense.

We had no cash provided by investing activities in the year ended December 31, 2012.

We had $9,711 in cash provided by financing activities for the year ended December 31, 2012.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of December 31, 2012.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended December 31, 2012 and 2011, respectively.

Plan of Operation

Our business strategy is to continue to develop and expand our website (www.thunderclapinc.com) and have it operational by no later than the end of the second quarter of 2013 whereby individuals will be able to submit their screenplays, treatments and other projects on the site. Theses submissions will be available for public to view and critique. By the end of the fourth quarter of 2013, we hope to have multiple submissions of screenplays, treatments and other entertainment related projects and intend to continue with this method of seeking product from writers and others. We will evaluate the submissions and may commission a screenplay based on books and other ideas that we review. We intend to exclusively own all right title and interest in and to the underlying screenplay and any film derived from it.

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

Pre-Production Business Plan: (Estimated cost - None). Our officers and sole director will complete this without compensation. Once we complete the above tasks, we estimate completing a pre-production business plan by the end of the fourth quarter of 2013. This pre-production business plan together with the preliminary screenplay, budget, shooting schedule, production board and any talent commitment will be presented to prospective directors, actors, investors and/or financiers by our management.

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

Our management does not anticipate the need to hire additional full or part-time employees over the next six (6) months, as the services provided by our officers and director appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by these two individuals. Our management’s responsibilities are mainly administrative at this early stage. While we believe that the addition of employees is not required over the next six (6) months, the professionals we plan to utilize will be considered independent contractors. We do not intend to enter into any employment agreements with any of these professionals. Thus, these persons are not intended to be employees of our company.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 8. Financial Statements and Supplementary Data.

Our audited financial statements are set forth in this Annual Report beginning on page F-1.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

AND FOR THE PERIOD FROM SEPTEMBER 10, 2009

(DATE OF INCEPTION) TO DECEMBER 31, 2012

Table of Contents

Financial Statements	PAGE

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2012 and 2011	F-3

Statement of Operations for the years ended December 31, 2012 and December 31, 2011 and the period of September 10, 2009 (Inception) to December 31, 2012	F-4

Statements of Cash Flows for the year ended December 31, 2012 and the period of September 10, 2009 (Inception) to December 31, 2012	F-6

Statement of Changes in Stockholders’ Equity from September 10, 2009 (Inception) to December 31, 2012	F-5

Notes to Financial Statements	F-7 - 11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Thunderclap Entertainment, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Thunderclap Entertainment (the “Company”) (a development stage company) as of December 31, 2012, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from September 10, 2009 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2011, and for the period from September 10, 2009 (inception) through December 31, 2011, were audited by another auditor; whose report dated April 16, 2012; express an unqualified opinion on the financial statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year then ended December 31, 2012, and for the period from September 10, 2009 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had an accumulated deficit of $181,226 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA

April 16, 2013

FINANCIAL INFORMATION

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Company)

Balance Sheets

	December 31, 2012	December 31, 2011
	(audited)	(audited)
ASSETS
Current Assets
Cash	$201	$48
Total Current Assets	201	48

Property & Equipment	5,722	5,722
Less: Accumulated Depreciation	(5,172)	(3,264
Total Furniture & Equipment	550	2,458

TOTAL ASSETS	$751	$2,505

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable	$3,250	$3,805
Advances from Shareholders	24,177	14,466
Total Current Liabilities	27,427	18,271

TOTAL LIABILITIES	27,427	18,271

STOCKHOLDERS’ DEFICIT
Common Stock; Authorized 50,000,000 common shares, no par, 16,485,000 issued and outstanding on December 31, 2012 and December 31, 2011, respectively	150,000	150,000
Additional Paid-in Capital	4,550	-
Accumulated Deficit	(181,226)	(165,766)
TOTAL STOCKHOLDERS’ DEFICIT	(26,676)	(15,766
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$751	$2,505

The accompanying notes are an integral part of these financial statements.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Company)

Statement of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	From September 10, 2009 (inception) to December 31, 2012

Revenue	$-	$-	$-
Cost of Revenue	-	-	-
Gross profit	-	-	-

Expenses

General & Administrative Expenses	8,223	15,490	57,926
Professional and Consulting Fees	780	8,665	87,079
Rent Expense	4,550	4,550	28,600
Stock-based Compensation	-	-	1,500
Website Development	-	-	950
Depreciation Expense	1,907	1,907	5,171

Total Expenses	$15,460	$30,612	$181,226

Net Loss for the Period	$(15,460)	$(30,612)	$(181,226)

Basic and diluted loss per common share	$(0.00)	$(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	16,485,000	16,485,000

The accompanying notes are an integral part of these financial statements.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended Dec. 31, 2012	For the Year Ended Dec. 31, 2011	Cumulative from the period from September 10, 2009 (Inception) through Dec. 31, 2012
OPERATING ACTIVITIES
Net loss	$(15,460)	$(30,612)	$(181,226)
Adjustments to reconcile net loss to net cash used by operating activities:	4,550	-	4,550
Changes in operating assets and liabilities:
Stock based compensation	-	-	1,500
Accounts payable	(555)	2,310	3,250
Depreciation	1,907	1,907	5,172

Net cash used by operating activities	(9,557)	(26,395)	(166,754)

INVESTING ACTIVITIES
Property & equipment	-	-	(5,722)

Net cash flows used for investing activities	-	-	(5,722)

FINANCING ACTIVITIES
Proceeds from the issuance of common stock	-	-	148,500
Shareholders’ contribution	-	-	-
Advances from shareholders	9,711	14,466	24,177

Net cash provided by financing activities	9,711	14,466	172,678

Net increase (decrease) in cash and cash equivalents	153	(11,929)	201

Cash, at beginning of period	48	11,977	-

Cash, at end of period	$201	$48	$201

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock issued for services	$-	$-	$1,500

Supplemental cash flow information:
Interest paid	-	-	-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

				Deficit
				Accumulated
	Common Stock		Additional Paid-in	during Development	Shareholders’
	Shares	Amount	Capital	Stage	Equity

Balance at September 10, 2009 (Inception)	-	$-	$-	$-	$-

Founders’ shares, issued for services rendered on September 15, 2009 at $0.0001 per share	15,000,000	1,500	-	-	1,500

Issuance of common stock at $0.10 per share	705,000	70,500	-	-	70,500

Net loss	-	-	-	(59,729)	(59,729)

Balances, December 31, 2009	15,705,000	$72,000	$-	$(59,729)	$12,271

Issuance of common stock for cash in 2010 at $0.10 per share	780,000	78,000	-	-	78,000

Net loss	-	-	-	(75,425)	(75,425)

Balances, December 31, 2010	16,485,000	$150,000	$-	$(135,154)	$14,846

Net loss	-	-	-	(30,612)	(30,612)

Balances, December 31, 2011	16,485,000	$150,000	$-	$(165,766)	$(15,766)

Additional Paid-in capital	-	-	4,550	-	4,550

Net loss	-	-	-	(15,460)	(15,460)

Balances, December 31, 2012	16,485,000	$150,000	$4,550	$(181,226)	$(26,676)

The accompanying notes to are an integral part of these financial statements.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

Basis of Presentation

The accompany financial statements have been prepared in accordance with generally accepted accounting principles (“AGGP”) promulgated in the United States of America.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2012 and 2011.

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

(A Development Stage Company)

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

As of January 1, 2009, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2009 through 2012 California Franchise Tax Returns. However, we have certain tax attribute carry forwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax position have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

Property and Equipment

Property and equipment are stated at cost and consist solely of computer equipment. Depreciation of computer equipment is computed on the straight-line basis over 3 years, the estimated useful life of the equipment.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets.

For the year ended December 31, 2012 and 2011 we recognized $1,907 in both years for depreciation expense on our equipment.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Loss per Share

The Company’s basic loss per share is calculated by dividing its net loss available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive loss per share is calculated by dividing its net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2012 and 2011.

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

Recent Accounting Pronouncements

Adopted

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated statements.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Not Adopted

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any; adoption of ASU 2011-11 will have on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any; the adoption of ASU 2013-02 will have on its financial statements.

NOTE 3–INCOME TAXES

As of December 31, 2012, the Company had a net operating loss carry forward of $181,226 that may be available to reduce future years’ taxable income through 2032.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	December 31, 2012	December 31, 2012
Deferred tax assets:
Net operating tax carry-forwards	$181,226	$165,766

Gross deferred tax asset	181,226	165,766
Valuation allowance	(181,226)	(165,766)

Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 4–STOCKHOLDERS’ DEFICIT

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

In September 2009, the Company issued 13,000,000 common shares to Donald P. Hateley, its founder and legal counsel, for services rendered in its formation and organization valued at $1,300 or $0.0001 per share and 500,000 common shares to Alena V. Borisova for services rendered in its formation and organization valued at $50 or $0.0001 per share and 250,000 common shares to Sherry Goggin for services rendered in its formation and organization valued at $25 or $0.0001 per share.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

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

As of December 31, 2012, there are 16,485,000 shares of common stock outstanding.

NOTE 5–RELATED PARTY TRANSACTIONS

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company’s majority shareholder is its legal counsel. In April 2011, a shareholder advanced the Company $12,000 to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it. From May 2011 to December 31, 2012, our majority shareholder advanced $12,177 to fund working capital expenses. $9,711 was advanced in 2012. This advance is unsecured and does not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it.

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $800 per month. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA. The Company recorded rent expense of $4,550 in 2012 and 2011.

NOTE 6–GOING CONCERN

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

The Company has net losses for the period from September 10, 2009 (inception) to December 31, 2012 of $181,226. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

The Board of Directors of the “Company approved of the engagement of Anton & Chia, LLP, Newport Beach, California as the Company’s new independent registered public accounting firm on November 14, 2012, and also Stan J. H. Lee, CPA, San Diego, California (“Lee”) declined to stand for re-election from that role. During the two most recent fiscal years 2010, 2011 and the interim period through the date of the resignation, there were no disagreements with Lee on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Lee’s satisfaction, would have caused Lee to make reference to the subject matter of the disagreements in connection with its reports.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2010 and 2011 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2012 and 2011.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2012. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

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

Changes in Internal Control Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)
Gary L. Blum	72	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary

Michael F. Matondi, III	39	President

Thunderclap Entertainment, Inc.

(A Development Stage Company)

The persons named above have held their offices/positions since September 15, 2009 and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders.

Mr. Gary L. Blum, Chairman, Chief Executive Officer, Chief Financial Officer and Secretary

Gary L. Blum is our Chairman, Chief Executive Officer, Chief Financial Officer and Secretary and has served in that capacity since September 15, 2009. Mr. Blum is also a practicing attorney since 1986 with the Law Offices of Gary L. Blum where his focus is advising a wide variety of closely held private companies as well as public companies in the area of business, corporate, securities and entertainment law. Mr. Blum’s practice areas include: private and public offerings, mergers and acquisitions, SEC and FINRA compliance, stock option and other compensation plans, general corporate and securities law, entertainment and real estate. Mr. Blum has substantial experience in sophisticated business planning and advising clients in connection with the purchase and sale of businesses and has served as a director for many private and publicly traded companies. Mr. Blum’s particular focus and expertise is advising over-the-counter bulletin board and pink sheet companies with all legal considerations. He also has extensive experience in the field of entertainment, having been counsel for the production and financing of over fifty motion pictures. In his capacity as production counsel, Mr. Blum participated in various aspects of film production including, but not limited to, negotiating talent agreements, distribution agreements, production and financing agreements, script review and development and preparing the documentation for delivery of completed films. Mr. Blum has served as a director of Arrin Corporation, a public company, since December 2009. Prior to becoming an attorney, Mr. Blum was a tenured professor of philosophy at the University of Nebraska, Omaha. Mr. Blum received his B.S., Magna Cum Laude, in Mathematics from Loras College in 1962; M.A. in Philosophy from the University of Notre Dame in 1966 and his J.D. and M.B.A. degrees from the University of Southern California Gould School of Law and Marshall School of Business, respectively, in 1978. He has been a member of the California State Bar since 1979.

Mr. Michael F. Matondi, III, President

Michael F. Matondi, III, is our President and has served in this capacity since September 15, 2009. From October 2012 to the present, Mr. Matondi serves as a Key Account Specialist for Southern Wine & Spirits covering the Beverly Hills and Hollywood, CA territory. From January 2005 to September 2009, Mr. Matondi was a member and a producer at Broken Sky Films, LLC. In his capacity as a producer, Mr. Matondi produced the feature film Calvin Marshall, starring Steve Zahn, Alex Frost, Jeremy Sumpter, Jane Adams, Michelle Lombardo and Diedrich Bader. Calvin Marshall was released in 2010.

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

No member of management will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer and director in that he may have other business interests in the future to which he devotes his attention, and he may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of such judgment as is consistent with each officer’s understanding of his fiduciary duties to us. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

In an effort to resolve such potential conflicts of interest, our officers and sole director have orally agreed that any opportunities that they are aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other entities) would be presented by them solely to us.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

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

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as Exhibit 14.1 to our registration statement, which is incorporated herein. We will provide a copy of the Code of Ethics to any person without charge, upon request. The request for a copy can be made in writing to Thunderclap Entertainment, Inc., 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224, Attention: Gary L. Blum, CEO.

Board of Directors

Our sole director holds office until the completion of his term of office, which is not longer than one year, or until his successor(s) have been elected. Our sole director’s term of office expires on September 14, 2013. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

Thunderclap Entertainment, Inc.

(A Development Stage Company)

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

We will reimburse all directors for any expenses incurred in attending directors’ meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors liability insurance at such time when we have the resources to do so.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Item 11. Executive Compensation.

Summary Executive Compensation Table

The following table shows, the last two fiscal years ended December 31, 2012 and 2011, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
1Gary L. Blum	2012	-	-	-	-	-	-	-	-
CEO, CFO	2011	-	-	-	-	-	-	-	-

2Michael F. Matondi, III,	2012	-	-	-	-	-	-	-	-
President	2011	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards during the period ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 16, 2013, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of April 16, 2013, we had 16,485,000 shares of common stock outstanding, which are held by 31 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Donald P. Hateley	12,900,000	78.25%
Common Stock	Gary L. Blum	1,000,000	6.1%
Common Stock	Michael F. Matondi, III	250,000	1.5%
	All Officers and Directors as a Group (2 persons)	1,250,000	7.6%

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

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Our office and mailing address is 201 Santa Monica Blvd., Suite 300, Santa Monica, CA 90401. Mr. Hateley, our legal counsel, shares office space with us. We incurred $400 in cost as a result of using office space through December 31, 2011. Effective April 1, 2011, Mr. Hateley has provided us with office space at no cost to us and therefore we will not incur any rent expense. We estimate that the approximate value of the space he is providing to be $800 per month and there is no written lease agreement for our use of this space, which he provides to us on a month-to-month basis.

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

Item 14. Principal Accountant Fees and Services.

During the last two fiscal years, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the year ended December 31, 2012, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2012.

	Year ended December 31,
	2012	2011

Audit Fees	$1,500	$2,500
Audit-Related Fees	$-	$1,500
Tax Fees	$-	$-
All Other Fees	$-	$-

Pre-Approval Policy

Our Director pre-approves all services provided by our auditors. Prior to the engagement of our auditor, for any non-audit or non-audit related services, our Director must conclude that such services are compatible with the independence ofour auditors.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

PART IV

Item 15. Exhibits; Financial Statement Schedules.

EXHIBITS

The following exhibits are filed as part of this registration statement, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
14.1(1)	Code of Ethics
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.
(1)	These exhibits have been previously filed with Registrant’s S-1 Registration Statement.
(2)	These exhibits have been previously filed with Registrant’s S-1/A, Amendment No. 2.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

SignatureS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDERCLAP ENTERTAINMENT, INC.

April 16, 2013	/s/ Gary L. Blum
Gary L. Blum
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 16, 2013	/s/ Gary L. Blum
Gary L. Blum
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer) and Sole Director

