Form 10-Q
period 2013-03-31
Thunderclap Entertainment, Inc.
filed 2013-05-15
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 10, 2013, the number of shares outstanding of the issuer’s sole class of common stock, no par value per share, is 16,485,000.

2

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Company)

Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$161	$201
Total Current Assets	161	201

Property & Equipment, net	74	550

TOTAL ASSETS	$235	$751

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable	$3,250	$3,250
Advances from Shareholders	24,277	24,177
Total Current Liabilities	27,527	27,427

TOTAL LIABILITIES	27,527	27,427

STOCKHOLDERS’ DEFICIT
Common Stock; Authorized 50,000,000 common shares, no par, 16,485,000 issued and outstanding on March 31, 2013 and December 31, 2012, respectively	150,000	150,000
Additional Paid-in Capital	5,150	4,550
Accumulated Deficit	(182,442)	(181,226)
TOTAL STOCKHOLDERS’ DEFICIT	(27,292)	(26,676)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$235	$751

The accompanying notes are an integral part of these financial statements.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Statements of Operations

	For the Three Months ended March 31, 2013	For the Three Months ended March 31, 2012	From September 10, 2009 (inception) to March 31, 2013

Revenue	$-	$-	$-
Cost of Revenue	-	-	-
Gross Profit	-	-	-

Expenses

General & Administrative Expenses	140	7,018	58,065
Professional and Consulting Fees	-	-	87,079
Rent Expense	600	-	29,200
Stock-based Compensation	-	-	1,500
Website Development	-	-	950
Depreciation Expense	477	477	5,648

Total Expenses	$1,217	$7,495	$182,442

Net Loss for the Period	$(1,217)	$(7,495)	$(182,442)

Basic and diluted loss per common share	$(0.00)	$(0.00)	(0.01)

Weighted average number of common shares outstanding
Basic and diluted	16,485,000	16,485,000

The accompanying notes are an integral part of these financial statements.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Statements of Cash Flows

	(unaudited)
	For the Three Months Ended Mar. 31, 2013 (Unaudited)	For the Three Months Ended Mar. 31, 2012 (Unaudited)	Cumulative from September 10, 2009 (Inception) through Mar. 31, 2013 (Unaudited)
OPERATING ACTIVITIES
Net loss	$(1,217)	$(7,495)	$(182,442)
Adjustments to reconcile net loss to net cash provided by operations:
Stockholders’ contribution	600	-	5,150
Depreciation	477	477	5,648
Stock based compensation	-	-	1,500
Changes in operating assets and liabilities:
Accounts payable	-	(555)	3,250

Net cash used in operating activities	(140)	(7,573)	(166,894)

INVESTING ACTIVITIES
Property & equipment	-	-	(5,722)

Net cash used in investing activities	-	-	(5,722)

FINANCING ACTIVITIES
Proceeds from the issuance of common stock	-	-	148,500
Advances from shareholders	100	7,766	24,277

Net cash provided by financing activities	100	7,766	172,777

Net increase (decrease) in cash	(40)	193	161

Cash, at beginning of period	201	47	-

Cash, at end of period	$161	$240	$161

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock issued for services	$-	$-	$1,500

Supplemental cash flow information:
Interest paid	-	-	-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Notes to Financial Statements (Unaudited)

NOTE 1 – UNAUDITED INFORMATION

The balance sheet of Thunderclap Entertainment, Inc. (the “Company”) as of March 31, 2013, and the statements of operations for the three-month period ended March 31, 2013 and the three-month period ended March 31, 2012, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of March 31, 2013, and the results of operations for the three-months ended March 31, 2013 and for the three-months ended March 31, 2012.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements as of December 31, 2012 and calendar year then ended.

NOTE 2 – NATURE OF BUSINESS

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity.” The Company is still devoting substantially all of its efforts on establishing its business and its planned principal operations have not commenced. All losses accumulated, since inception, have been considered as part of the Company’s development stage activities.

Basis of Presentation

The accompanying unaudited interim financial statements as of and for the three months ended March 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of March 31, 2013 and December 31, 2012.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Use of Estimates

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

As of January 1, 2009, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2009 through 2012 California Franchise Tax Returns. However, we have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

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

For the three-month period ended March 31, 2013 and 2012, we recognized $477 in both periods for depreciation expense on our equipment.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2013 and 2012.

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

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Recent Accounting Pronouncements

Adopted

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this update did not have a material impact on the financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the financial statements.

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this standard is effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-05 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

NOTE 4 – INCOME TAXES

As of March 31, 2013 the Company had a net operating loss carry forward of $182,442 that may be available to reduce future years’ taxable income through 2033.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

As of March 31, 2013
Deferred tax assets:	-
Net operating tax carry-forwards	$182,442
Gross deferred tax asset	182,442
Valuation allowance	(182,442)
Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6 – STOCKHOLDERS’ DEFICIT

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

As of March 31, 2013, there are 16,485,000 shares of common stock outstanding.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

NOTE 7 – RELATED PARTY TRANSACTIONS

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company’s majority shareholder is its legal counsel. In April 2011, a shareholder advanced the Company $12,000 to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it. From May 2011 to December 2011, our majority shareholder advanced $2,466 to fund working capital expenses and from January 2012 to December 31, 2012 this shareholder advanced an additional $9,711. During the first quarter of 2013, this shareholder advanced $100. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it.

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $800 per month. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA. The Company recorded rent expense of $600 for the three months ended March 31, 2013 and $0 for the three months ended March 31, 2012.

NOTE 8 – GOING CONCERN

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

The Company has net losses for the period from September 10, 2009 (inception) to March 31, 2013 of $182,442. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(A Development Stage Company)

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2013 and March 31, 2012 and for the period from September 10, 2009 (inception) through March 31, 2013. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of California on September 10, 2009 with fiscal year end in December 31. We are a development stage enterprise that seeks to become an independent film production company, to develop and produce low-budget, independent feature films under $2,000,000. Since beginning operations in September 2009, we have not developed or produced any films and we have accumulated losses in the amount of $182,442 as of March 31, 2013. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

As of March 31, 2013, we had $161 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next three months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of March 31, 2013, the Company borrowed $24,277 from two of our shareholders.

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

Thunderclap Entertainment, Inc.

(A Development Stage Company)

We have no current plans, preliminary or otherwise, to merge with any other entity although we may consider such plans in the future. At the present time, we are negotiating with various investors to obtain additional equity financing. There can be no assurance that we will be successful in obtaining additional capital from these negotiations. If are unable to raise additional capital, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph and the preceding paragraphs, we have no other financing plans.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2013 and 2012, together with notes thereto, which are included in this Quarterly Report on Form 10Q.

Three months ended March 31, 2013 compared with the three months ended March 31, 2012

Revenues. We had no revenues for the three months ended March 31, 2013 and 2012.

Operating expenses. Operating expenses include general and administrative expenses, professional and consulting fees, rent expense, website development and depreciation. In total, operating expenses decreased $5,682 or 43.12% to $7,495 for the three months ended March 31, 2013 from $13,177 for the three months ended March 31, 2012. The components of operating expenses are discussed below.

●	General and administrative expenses decreased by $6,878 or 98.01% between 2013 and 2012 to $140 from $7,018. The decrease between 2013 and 2012 is primarily attributable to decrease in bank fees, telephone expense and travel and entertainment related expenses.

●	We did not incur any website development expense in 2013 or 2012.

●	We did not incur any professional and consulting fees in 2013 or 2012.

●	Rent expense increased $600 or 100% between 2013 and 2012 to $600 from $0. The increase between 2013 and 2012 is attributable to imputed rent expense that we recognize as additional paid-in capital and not based on actual rent we pay.

●	Depreciation expense remained the same at $477 for the three months ended March 31, 2013 and 2012.

Net Loss. Our net loss decreased to $1,217 for the three months ended March 31, 2013 from $7,495 for the comparable period in 2012, or a decrease of $6,278. The decrease is primarily attributable to a reduction in general and administrative expenses.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Liquidity and Capital Resources. In 2013, we did not issue any shares for capital. In April 2011, one of our minority shareholders, who is neither an officer or director, and who owns less than 10% of our issued and outstanding common stock, loaned us $12,000 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. From May 2011 to September 2011, our majority shareholder loaned us $2,466 and from January 1, 2012 to December 31, 2012, he loaned us an additional $9,711, interest-free and has orally agreed to defer repayment until we are financial able to repay the loans. From January 1, 2013 to March 31, 2013, he loaned us $100. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $235 as of March 31, 2013, consisting of $161 in cash and $74 in furniture and equipment, net of $5,648 in depreciation. Our working capital deficit was $27,366 as of March 31, 2013.

Our total liabilities are $27,527 as of March 31, 2013, consisting of $27,527 in current liabilities, which includes $3,250 of accounts payable and advances from shareholders of $24,277.

Our total stockholders’ deficit is $27,292 as of March 31, 2013, and an accumulated deficit of $182,442 as of March 31, 2013.

We had $140 in net cash used in operating activities for the three months ended March 31, 2013, which included $1,217 in net loss, which amount was offset by $600 in rent expense and $477 in depreciation.

We had no in cash provided by investing activities in the three months ended March 31, 2013.

We had $100 cash provided by financing activities for the three months ended March 31, 2013.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2013.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry forward and start up costs that may offset any future operating profit.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2013 and March 31, 2012, respectively.

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

Secure Director, Actor(s) and Supporting Cast for Film Production: (Estimated cost $75,000 - $125,000; this fee may be secured with issuance of the Company’s common stock – however, management cannot predict at this time if its common stock will be attractive to secure the above personnel). We believe this can be completed within 30-45 days after the screenplay has been written.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended March 31, 2013.

We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

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

(b)        Changes in Internal Controls over Financial Reporting

During the three month period ended March 31, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(A Development Stage Company)

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

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)        The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

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

THUNDERCLAP ENTERTAINMENT, INC.

May 15, 2013	/s/ Gary L. Blum
Gary L. Blum
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

