Form 10-Q
period 2013-06-30
Thunderclap Entertainment, Inc.
filed 2013-07-30
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 29, 2013, the number of shares outstanding of the issuer’s sole class of common stock, no par value per share, is 16,485,000.

2

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Company)

Condensed Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash	$240	$201
Total current assets	240	201

Property & equipment, net	-	550

TOTAL ASSETS	$240	$751

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$5,378	$3,250
Advances from shareholders	26,757	24,177
Total current liabilities	32,135	27,427

TOTAL LIABILITIES	32,135	27,427

STOCKHOLDERS’ DEFICIT
Common stock; authorized 50,000,000 common shares, no par, 16,485,000 issued and outstanding on June 30, 2013 and December 31, 2012, respectively	150,000	150,000
Additional paid-in capital	5,650	4,550
Accumulated deficit during development stage	(187,545)	(181,226)
TOTAL STOCKHOLDERS’ DEFICIT	(31,895)	(26,676)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$240	$751

The accompanying notes are an integral part of these condensed financial statements.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended		For the period From September 10, 2009 (Inception) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$-	$-	$-	$-	$-
Cost of revenue	-	-	-	-	-
Gross profit	-	-	-	-	-

Expenses
General & administrative expenses	$51	795	$191	7,812	58,116
Professional and consulting fees	4,479	-	4,479	-	91,558
Rent expense	500	-	1,100	-	29,700
Stock-based compensation	-	-	-	-	1,500
Website development	-	-	-	-	950
Depreciation expense	74	477	550	954	5,721

Total expenses	5,104	1,272	6,320	8,766	187,545

Net loss for the period	$(5,104)	$(1,272)	$(6,320)	$(8,766)	$(187,545)

Basic and diluted loss per common share	$(0.00)	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average number of common shares outstanding - Basic and diluted	16,485,000	16,485,000	16,485,000	16,485,000

The accompanying notes are an integral part of these financial condensed statements.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

	For the six months ended June 30, 2013 (Unaudited)	For the year ended December 31, 2012	Cumulative from September 10, 2009 (Inception) through June 30, 2013 (Unaudited)
Operating Activities
Net loss	$(6,320)	$(15,460)	$(187,545)
Adjustment to reconcile net loss to net cash used in operating activities Provided by operations:
Depreciation	550	1,907	5,721
Stock based compensation	-	-	1,500
Changes in operating assets and liabilities:	2,129	(555)	5,379
Accounts payable

Net cash used in operating activities	(3,641)	(14,108)	(174,945)

Investing Activities
Property & equipment	-	-	(5,722)

Net cash flows used in investing activities	-	-	(5,722)

Financing Activities
Proceeds from the issuance of common stock	-	-	148,500
Stockholder’s contributions	1,100	4,550	5,650
Advances from shareholders	2,580	9,711	26,757

Net cash provided by financing activities	3,680	14,261	180,907

Net increase in cash	40	153	240

Cash, at beginning of period	200	47	-

Cash, at end of period	$240	$200	$240

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock issued for services	$-	$-	$1,500

Supplemental cash flow information:
Interest paid	-	-	-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

NOTE 1 - UNAUDITED INFORMATION

The balance sheet of Thunderclap Entertainment, Inc. (the “Company”) as of June 30, 2013, and the statements of operations for the three-month period ended June 30, 2013 and the six-month period ended June 30, 2013 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of June 30, 2013, and the results of operations for the three months ended June 30, 2013 and the six months ended June 30, 2013.

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of and for the three months and six months ended June 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2013.

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

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Management intends to focus on raising additional funds for the next six months forward. We cannot provide any assurance or guarantee that we will be able to generate revenues. Potential investors must be aware if we were unable to raise additional funds through the sale of our common stock and generate sufficient revenues, any investment made into the Company would be lost in its entirety.

The Company has net losses for the period from September 10, 2009 (inception) to June 30, 2013 of $187,545. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2013 and December 31, 2012.

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

Thunderclap Entertainment, Inc.

(A Development Stage Company)

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

For the six-month period ended June 30, 2013 and 2012, we recognized $550 and $4,550, respectively for depreciation expense on our equipment, which is fully depreciated.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2013 and 2012.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

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

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, that adoption of ASU No. 2013-04 will have on our financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendment in this standard is effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-05 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, that adoption of ASU No. 2013-07 will have on our financial statements.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

NOTE 4 - INCOME TAXES

As of June 30, 2013 the Company had a net operating loss carry forward of $187,545 that may be available to reduce future years’ taxable income through 2033.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

As of June 30, 2013
Deferred tax assets:	-
Net operating tax carry-forwards	$187,545
Gross deferred tax asset	187,545
Valuation allowance	(187,545)
Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 5 - STOCKHOLDERS’ DEFICIT

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

As of June 30, 2013, there are 16,485,000 shares of common stock outstanding.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

NOTE 6 - RELATED PARTY TRANSACTIONS

The sole officer and director of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company’s majority shareholder is its legal counsel. In April 2011, a shareholder advanced the Company $12,000 to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it. From May 2011 to December 2011, our majority shareholder advanced $2,466 to fund working capital expenses and from January 2012 to December 31, 2012 this shareholder advanced an additional $9,711. During the six months ended June 30, 2013, this shareholder advanced $2,580. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it.

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $100 per month commencing in May 2013. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA. The Company recorded rent expense of $1,100 for the six months ended June 30, 2013.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended June 30, 2013 and June 30, 2012 and for the six months ended June 30, 2013 and June 30, 2012 and for the period from September 10, 2009 (inception) through June 30, 2013. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of California on September 10, 2009 with fiscal year end in December 31. We are a development stage enterprise that seeks to become an independent film production company, to develop and produce low-budget, independent feature films under $2,000,000. Since beginning operations in September 2009, we have not developed or produced any films and we have accumulated losses in the amount of $187,545 as of June 30, 2013. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

As of June 30, 2013, we had $240 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next six months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of June 30, 2013, the Company borrowed $26,757 from two of our shareholders.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended June 30, 2013 and 2012, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2013 compared with the three months ended June 30, 2012

Revenues. We had no revenues for the three months ended June 30, 2013 and 2012.

Operating expenses. Operating expenses include general and administrative expenses, professional and consulting fees, rent expense, website development and depreciation. In total, operating expenses increased $3,823 or 301.26% to $5,104 for the three months ended June 30, 2013 from $1,272, for the three months ended June 30, 2012. The components of operating expenses are discussed below.

●	General and administrative expenses decreased by $744 or 93.58% between 2013 and 2012 to $51 from $795. The decrease between 2013 and 2012 is primarily attributable to decrease in bank fees, telephone expense and travel and entertainment related expenses.

●	Professional fees increased $4,479 between 2013 and 2013 to $4,479 from $0. The increase is attributable to audit and review related fees and Edgar filing fees.

●	Rent expense increased $500 between 2013 and 2012 to $500 from $0. The increase between 2013 and 2012 is attributable to imputed rent expense that we recognize as additional paid-in capital and not based on actual rent we pay.

●	Depreciation expense was $74 for the three months ended June 30, 2013 and $477 for the comparable period in 2012. The decrease is due to the equipment being fully depreciated.

Net Loss. Our net loss increased to $5,104 for the three months ended June 30, 2013 from $1,272 for the comparable period in 2012, or an increase of $3,823. The increase is primarily attributable to audit and review related professional fees as well as Edgar filing fees.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Six months ended June 30, 2013 compared with the six months ended June 30, 2012

Revenues. We had no revenues for the six months ended June 30, 2013 and 2012.

Operating expenses. Operating expenses include general and administrative expenses, professional and consulting fees, rent expense, website development and depreciation. In total, operating expenses decreased $2,446 or 27.90% to $6,320 for the six months ended June 30, 2013 from $8,766 for the six months ended June 30, 2012. The components of operating expenses are discussed below.

●	General and administrative expenses decreased by $7,612 between 2012 and 2011 to $191 from $7,812 or 97.56%. The decrease between 2013 and 2012 is primarily attributable to decreases in office expenses, rent and entertainment related expenses.

●	Professional and consulting fees increased $4,479 between 2013 and 2012 to $4,479 from $0. This increase was primarily due to the increase in our audit and review related fees and Edgar filing fees in 2013.

●	Rent expense increased $1,100 between 2013 and 2012 to $1,100 from $0. The increase between 2013 and 2012 is attributable to imputed rent expense that we recognize as additional paid-in capital and not based on actual rent we pay.

●	Depreciation expense decreased $404 for the six months ended June 30, 2013 to $550 from $954 for the six months ended June 30, 2012. The decrease was primarily due to the equipment being fully depreciated.

Net Loss. Our net loss decreased to $6,320 for the six months ended June 30, 2013 from $8,766 for the comparable period in 2012, or a decrease of $2,446. The decrease is primarily attributable to a reduction in general and administrative expense.

Liquidity and Capital Resources. In 2013, we did not issue any shares for capital. In April 2011, one of our minority shareholders, who is neither an officer or director, and who owns less than 10% of our issued and outstanding common stock, loaned us $12,000 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. From May 2011 to September 2011, our majority shareholder loaned us $2,466 and from January 1, 2012 to December 31, 2012, he loaned us an additional $9,711, interest-free and has orally agreed to defer repayment until we are financial able to repay the loans. From January 1, 2013 to June 30, 2013, he loaned us $2,580. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $240 as of June 30, 2013, consisting of $240 in cash. Our working capital deficit was $31,895 as of June 30, 2013.

Our total liabilities are $32,135 as of June 30, 2013, consisting of $32,135 in current liabilities, which includes $5,378 of accounts payable and advances from shareholders of $26,757.

Our total stockholders’ deficit is $31,895 as of June 30, 2013, and an accumulated deficit of $187,545 as of June 30, 2013.

We had $3,641 in net cash used in operating activities for the six months ended June 30, 2013, which included $6,320 in net loss, which amount was offset by $1,100 in rent expense and $477 in depreciation.

We had no cash provided by investing activities in the six months ended June 30, 2013.

We had $3,680 cash provided by financing activities for the six months ended June 30, 2013.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of June 30, 2013.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry forward and startup costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended June 30, 2013 and June 30, 2012, respectively.

Plan of Operation

Our business strategy is to continue to develop and expand our website (www.thunderclapinc.com) and have it operational by no later than the beginning of the third quarter of 2013 whereby individuals will be able to submit their screenplays, treatments and other projects on the site. Theses submissions will be available for public to view and critique. By the end of the fourth quarter of 2013, we hope to have multiple submissions of screenplays, treatments and other entertainment related projects and intend to continue with this method of seeking product from writers and others. We will evaluate the submissions and may commission a screenplay based on books and other ideas that we review. We intend to exclusively own all right title and interest in and to the underlying screenplay and any film derived from it.

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

We intend to implement the following tasks within the next twelve months if we are able to obtain additional financing:

Website: (Estimated cost to complete $1,000). Developing a website is critical to reaching prospective screenwriters as well as industry professionals. Our enhanced website, www.thunderclapinc.com, will be designed generate interest in our production concept as well as attracting new writing talent.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

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

If we are able to successfully complete the above goals within the estimated time frames set forth and are able to raise additional proceeds above the minimum ($10,000) that may be needed to secure the screenplay, those funds would be allocated as follows:

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

(A Development Stage Company)

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended June 30, 2013.

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

(b)	Changes in Internal Controls over Financial Reporting

During the three month period ended June 30, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THUNDERCLAP ENTERTAINMENT, INC.

July 30, 2013	/s/ Gary L. Blum
Gary L. Blum
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

