Form 10-Q
period 2013-09-30
Thunderclap Entertainment, Inc.
filed 2013-11-19
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 12, 2013, the number of shares outstanding of the issuer’s sole class of common stock, no par value per share, is 16,485,000.

2

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash	$155	$201
Total current assets	155	201

Property & equipment, net	-	550

TOTAL ASSETS	$155	$751

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3629	$3,250
Advances from shareholders	27,439	24,177
Total current liabilities	31,068	27,427

TOTAL LIABILITIES	31,068	27,427

STOCKHOLDERS’ DEFICIT
Common stock; authorized 50,000,000 common shares, no par, 16,485,000 shares issued and outstanding on September 30, 2013 and December 31, 2012, respectively	150,000	150,000
Additional paid-in capital	5,950	4,550
Accumulated deficit during development stage	(186,863)	(181,226)
TOTAL STOCKHOLDERS’ DEFICIT	(30,913)	(26,676)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$155	$751

The accompanying notes are an integral part of these condensed financial statements.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Condensed Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended		For the period from September 10, 2009 (Inception) to
	Sep. 30, 2013	Sep. 30, 2012	Sep. 30, 2013	Sep. 30, 2012	Sep. 30, 2013

Revenue	$-	$-	$-	$-	$-
Cost of revenue	-	-	-	-	-
Gross profit	-	-	-	-	-

Expenses
General & administrative expenses	18	223	208	8,037	58,133
Professional and consulting fees	2,250	-	6,729	-	93,808
Rent expense	300	-	1,400	-	30,000
Stock-based compensation	-	-	-	-	1,500
Website development	-	-	-	-	950
Depreciation expense	-	477	550	1,430	5,722

Total expenses	2,568	700	8,887	9,467	190,113

Operating loss	(2,568)	(700)	(8,887)	(9,467)	(190,113)

Other income	3,250	-	3,250	-	3,250

Net income (loss) for the period	$682	$(700)	$(5,637)	$(9,467)	$(186,863)

Basic and diluted loss per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	16,485,000	16,485,000	16,485,000	16,485,000

The accompanying notes are an integral part of these financial condensed statements.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,2013	For the nine months ended September 30, 2012	Cumulative from September 10, 2009 (Inception) through September 30, 2013
Operating Activities
Net loss	$(5,637)	$(9,467)	$(186,863)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash related party rent	1,400	-	5,950

Changes in operating assets and liabilities:
Stock based compensation	-	-	1,500
Accounts payable	378	(555)	3,629
Depreciation	550	1,430	5,722

Net cash used in operating activities	(3,309)	(8,592)	(170,062)

Investing Activities
Property & equipment	-	-	(5,722)

Net cash flows used in investing activities	-	-	(5,722)

Financing Activities
Stockholder’s contributions	-	-	148,500
Advances from shareholders	3,263	8,662	27,439

Net cash provided by financing activities	3,263	8,662	175,939

Net (decrease) increase in cash	(46)	70	155

Cash, at beginning of period	201	47	-

Cash, at end of period	$155	$117	$155

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for services	$-	$-	$1,500

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

NOTE 1 - UNAUDITED INFORMATION

The balance sheet of Thunderclap Entertainment, Inc. (the “Company”) as of September 30, 2013, and the statements of operations for the three-month period ended September 30, 2013 and the nine-month period ended September 30, 2013 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of September 30, 2013, and the results of operations for the three months ended September 30, 2013 and the nine months ended September 30, 2013.

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of and for the three months and nine months ended September 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2013.

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

The Company has net losses for the period from September 10, 2009 (inception) to September 30, 2013 of $186,863. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2013 and December 31, 2012.

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

For the nine-month period ended September 30, 2013 and 2012, we recognized $550 and $1,430, respectively for depreciation expense on our equipment, which is fully depreciated.

Income (loss) per Share

The Company’s basic income or loss per share is calculated by dividing its net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive income or loss per share is calculated by dividing its net income or loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2013 and 2012.

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

NOTE 4 - INCOME TAXES

As of September 30, 2013 the Company had a net operating loss carry forward of $186,863 that may be available to reduce future years’ taxable income through 2033.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

As of September 30, 2013
Deferred tax assets:
Net operating tax carry-forwards	$186,863

Gross deferred tax asset	186,863
Valuation allowance	(186,863)
Net deferred tax assets	$-

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

(A Development Stage Company)

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

As of September 30, 2013, there are 16,485,000 shares of common stock outstanding.

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

The Company’s majority shareholder is its legal counsel. In April 2011, a shareholder advanced the Company $12,000 to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it. From May 2011 to December 2011, our majority shareholder advanced $2,466 to fund working capital expenses and from January 2012 to December 31, 2012 this shareholder advanced an additional $9,711. During the nine months ended September 30, 2013, this shareholder advanced $3,263. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it.

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $100 per month commencing in May 2013. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA. The Company recorded rent expense of $1,400 for the nine months ended September 30, 2013.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended September 30, 2013 and September 30, 2012 and for the nine months ended September 30, 2013 and June 30, 2012 and for the period from September 10, 2009 (inception) through September 30, 2013. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of California on September 10, 2009 with fiscal year end in December 31. We are a development stage enterprise that seeks to become an independent film production company, to develop and produce low-budget, independent feature films under $2,000,000. Since beginning operations in September 2009, we have not developed or produced any films and we have accumulated losses in the amount of $186,863 as of September 30, 2013. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

As of September 30, 2013, we had $155 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next six months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of September 30, 2013, the Company borrowed $27,439 from two of our shareholders.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended September 30, 2013 and 2012, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2013 compared with the three months ended September 30, 2012

Revenues. We had no revenues for the three months ended September 30, 2013 and 2012, respectively.

Operating expenses. Operating expenses include general and administrative expenses, professional and consulting fees, rent expense, website development and depreciation. In total, operating expenses increased $1,868 or 266.86% to $2,568 for the three months ended September 30, 2013 from $700, for the three months ended September 30, 2012. The components of operating expenses are discussed below.

●	General and administrative expenses decreased by $205 or 91.93% between 2013 and 2012 to $18 from $223. The decrease between 2013 and 2012 is primarily attributable to decrease in bank fees.

●	Professional fees increased $2,250 between 2013 and 2012 to $2,250 from $0. The increase is attributable to audit and review related fees and Edgar filing fees.

●	Rent expense increased $300 between 2013 and 2012 to $300 from $0. The increase between 2013 and 2012 is attributable to imputed rent expense that we recognize as additional paid-in capital and not based on actual rent we pay.

●	Depreciation expense was $0 for the three months ended September 30, 2013 and $477 for the comparable period in 2012. The decrease is due to the equipment being fully depreciated.

Other Income. Other income increased by $3,250 to $3,250 for the three months ended September 30, 2013 compared to $0 for the comparable period in 2012. The increase in other income is a result of our decision to write-off $3,250 in accounts payable to a vendor that we do not intend to pay due to a breach of the vendors obligations to us.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Net Income (loss). Our net income was $682 for the three months ended September 30, 2013 compared with a net loss of $700 for the comparable period in 2012, or an increase of $1,382. The increase is attributable to our decision to write off $3,250 in accounts payable to a vendor.

Nine months ended September 30, 2013 compared with the nine months ended September 30, 2012

Revenues. We had no revenues for the nine months ended September 30, 2013 and 2012.

Operating expenses. Operating expenses include general and administrative expenses, professional and consulting fees, rent expense, website development and depreciation. In total, operating expenses decreased $580 or 6.13% to $8,887 for the nine months ended September 30, 2013 from $9,467 for the nine months ended September 30, 2012. The components of operating expenses are discussed below.

●	General and administrative expenses decreased by $7,829 between 2013 and 2012 to $208 from $8,037 or 97.41%. The decrease between 2013 and 2012 is primarily attributable to decreases in office expenses, rent and entertainment related expenses.

●	Professional and consulting fees increased $6,729 between 2013 and 2012 to $6,729 from $0. This increase was primarily due to the increase in our audit and review related fees and Edgar filing fess in 2013.

●	Rent expense increased $1,400 between 2013 and 2012 to $1,400 from $0. The increase between 2013 and 2012 is attributable to imputed rent expense that we recognize as additional paid-in capital and not based on actual rent we pay.

●	Depreciation expense decreased $880 for the nine months ended September 30, 2013 to $550 from $1,430 for the nine months ended September 30, 2012. The decrease was primarily due to the equipment being fully depreciated.

Other Income. Other income increased by $3,250 to $3,250 for the nine months ended September 30, 2013 compared to $0 for the comparable period in 2012. The increase in other income is a result of our decision to write-off $3,250 in accounts payable to a vendor that we do not intend to pay due to a breach of the vendor’s obligations to us.

Net income (loss). Our net loss decreased to $5,637 or 40.46% for the nine months ended September 30, 2013 from $9,467 for the comparable period in 2012, or a decrease of $3,830. The decrease is primarily attributable to a reduction in general and administrative expense and our decision to write off $3,250 in accounts payable to a vendor.

Liquidity and Capital Resources. In 2013, we did not issue any shares for capital. In April 2011, one of our minority shareholders, who is neither an officer or director, and who owns less than 10% of our issued and outstanding common stock, loaned us $12,000 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. From May 2011 to September 2011, our majority shareholder loaned us $2,466 and from January 1, 2012 to December 31, 2012, he loaned us an additional $9,711, interest-free and has orally agreed to defer repayment until we are financial able to repay the loans. From January 1, 2013 to September 30, 2013, he loaned us $3,263. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $155 as of September 30, 2013, consisting of $155 in cash. Our working capital deficit was $30,913 as of September 30, 2013.

Our total liabilities are $31,068 as of September 30, 2013, which includes $3,629 of accounts payable and advances from shareholders of $27,439.

Our total stockholders’ deficit is $30,913 as of September 30, 2013, and an accumulated deficit of $186,863 as of September 30, 2013.

We had $3,309 in net cash used in operating activities for the nine months ended September 30, 2013, which included $5,637 in net loss, which amount was offset by $1,400 in rent expense, $378 in accounts payable and $550 in depreciation expense.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

We had no cash provided by investing activities in the nine months ended September 30, 2013.

We had $3,263 in cash provided by financing activities for the nine months ended September 30, 2013.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of September 30, 2013.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended September 30, 2013 and September 30, 2012, respectively.

Plan of Operation

Our business strategy is to continue to develop and expand our website (www.thunderclapinc.com) and have it operational by no later than the beginning of the fourth quarter of 2013 whereby individuals will be able to submit their screenplays, treatments and other projects on the site. Theses submissions will be available for public to view and critique. By the end of the first quarter of 2014, we hope to have multiple submissions of screenplays, treatments and other entertainment related projects and intend to continue with this method of seeking product from writers and others. We will evaluate the submissions and may commission a screenplay based on books and other ideas that we review. We intend to exclusively own all right title and interest in and to the underlying screenplay and any film derived from it.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

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

Pre-Production Business Plan: (Estimated cost - None). Our officers and sole director will complete this without compensation. Once we complete the above tasks, we estimate completing a pre-production business plan by the end of the first quarter of 2014. This pre-production business plan together with the preliminary screenplay, budget, shooting schedule, production board and any talent commitment will be presented to prospective directors, actors, investors and/or financiers by our management.

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

Thunderclap Entertainment, Inc.

(A Development Stage Company)

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended September 30, 2013.

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

(b)	Changes in Internal Controls over Financial Reporting

During the three month period ended September 30, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THUNDERCLAP ENTERTAINMENT, INC.

November 19, 2013	/s/ Gary L. Blum
Gary L. Blum
Chairman and Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Accounting and Financial Officer)

