Form 10-K
period 2013-12-31
Thunderclap Entertainment, Inc.
filed 2014-02-25
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-172658

Thunderclap Entertainment, Inc.

(Exact Name of Registrant as Specified in its Charter)

California	30-0580318
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

201 Santa Monica Blvd., Suite 300, Santa Monica, CA 90401-2224

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 576-4758

Common Stock, no par value per share	None
(Title of Each Class)	(Name of Each Exchange on Which Registered)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S−K (§229.405 of this chapter) is not contained hererin, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2014, based upon the last sale price of the common stock of such date: $233,500.

The number of shares of the registrant’s common stock issued and outstanding as of January 31, 2014 was 16,485,000.

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

On September 15, 2009, we issued 15,000,000 shares of our common stock, valued at $0.0001 per share, to our 5 founders, which includes 250,000 common shares to our president, Michael F. Matondi, III and 1,000,000 common shares to our chief executive officer and sole director, Gary L. Blum, in exchange for organizational services incurred since our incorporation at a price of $0.0001 per share and valued at $25 and $100, respectively. We also issued 13,750,000 common shares to 3 other founders for services rendered at a price of $0.0001 per share valued at $1,375. From September 27, 2009 to April 18, 2010, we sold and issued 1,485,000 shares of our common stock at a price of $0.10 per share for $148,500 to 25 individuals. From January 1, 2011, to April 30, 2011, our burn rate was approximately $4,500 per month. We estimate our 2014 monthly burn rate to be approximately $400 per month, which will consist of miscellaneous office expenses, rent, and professional fees. We believe that our present capital is insufficient to cover our monthly burn rate for the next 12 months; however, our majority shareholder has orally agreed to continue to provide us with working capital to fund our overhead. We believe that we will require approximately $10,000 to $100,000 in either cash or our common stock to accomplish the goals set out in our plan of operation. We intend to use our common stock to accomplish these goals in order to conserve our cash. To the extent we are unable to accomplish our goals with the issuance of common stock for services and products, then we intend to raise additional capital from investors through the sale of our common stock. Our principal business, executive and registered statutory office is located at 201 Santa Monica Blvd., Suite 300, Santa Monica, CA 90401 and our telephone number is (310) 576-4758, fax (310) 388-5899 and email contact is submissions@thunderclapinc.com. Our URL address is www.thunderclapinc.com.

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

In 2014, we plan to focus our business operations on the development and production of commercial, feature-length, low-budget motion pictures having budgets of up to $2 million dollars. We plan to utilize our website to solicit projects from writers, directors, producers and agents. We anticipate promoting these film properties by assembling a business plan for presentation to prospective investors and financiers, consisting of the screenplay, a budget, shooting schedule, production board and identification of recognizable actor(s) or director(s) for the film. We also intend to have discussions with various film distributors to determine what our best options are for the distribution of a completed project. We plan to offer grants of our stock or options to acquire our stock in order to secure screenplays, treatments, actors’ participation and directors’ participation in our films. A treatment is a written sketch outlining the plot, characters, and action for a screenplay but not including certain elements of a finished screenplay, such as camera directions and dialogue. There can be no assurance that writers, actors and/or directors, in exchange for their participation in a film, will ever consider our stock in exchange for their screenplays or services. Any such grants of stock may involve substantial dilution to our existing shareholders. See “Risk Factors.”

We currently do not have sufficient capital to independently finance our own film projects. We intend to rely on outside sources of financing for all film production activities. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to produce commercially successful motion picture films. In order to succeed, we must develop or acquire screenplays appropriate for production and distribution. We intend to rely on our Chairman’s and President’s access to and relationships with creative talent, including writers, actors and directors to find suitable existing screenplays. We also intend to market our website to the film industry to solicit screenplays for our consideration. There can be no guarantee or assurance that our Chairman or President and/or our website will enable us to attract and produce commercially viable screenplays into films that will result in future profits to us.

We plan to profit from this business activity by exclusively owning all right, title, and interest in and to, the screenplay and any film derived from it and also capitalizing on other marketing opportunities associated with these properties including, but not limited to, the publishing and promotion of associated music, the incorporation of original songs on sound tracks for subsequent use in promotion, sound track albums, story-telling records and the licensing of merchandising rights. Motion picture revenue is derived from the worldwide licensing of a film to several distinct markets, each having its own distribution network and potential for profit. The selection of the distributor for each of our feature films will depend upon a number of factors. Our most basic criterion is whether the distributor has the ability to secure bookings for the exhibition of the film on satisfactory terms. We will consider whether, when and in what amount the distributor will make advances to us. We will also consider the amount and manner of computing distribution fees and the extent to which the distributor will guarantee certain print, advertising and promotional expenditures.

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

Since September 10, 2009 (our inception) to December 31, 2013, we have not generated any revenues and have a net loss of $(186,993). We anticipate generating revenues within the first twelve months after we have secured separate financing for our first film project. We believe that we have insufficient working capital to continue our operations for the next 12 months without the need to seek additional financing, based on loans from our shareholders and the oral agreement of our majority shareholder to continue to fund our overhead. In the event our shareholders are unwilling or unable to advance us funds, we will not have sufficient working capital. We currently have two officers and a sole director. These individuals allocate time and personal resources to us on a part-time basis and devote approximately 10 hours per week to us. One of our shareholders, who is neither an officer or director and who owns less than 10% of our common stock, has advanced $12,000 as an interest-free demand loan and has orally agreed to defer payment until we are financially able to repay it. Two of our shareholders have advanced us $31,710 as an interest-free demand loan and have orally agreed to defer payment until we are able to repay it.

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

We are a development stage enterprise that was incorporated in September 2009 and we have not realized revenues. We have no operating history upon which an evaluation of our future prospects can be made. From our inception on September 10, 2009 to December 31, 2013, we have incurred a net loss of $(186,993). Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the entertainment and film production industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to secure screenplays, attract talent and produce feature films. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

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

Our auditor’s report on our December 31, 2013 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Moreover, our officers may be unable or unwilling to loan or advance us any funds. See “Audited Financial Statements - Auditors Report.”

Because we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors. We incurred a $(186,993) net loss for the period from inception to December 31, 2013 and we have no revenue. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our films. We plan to seek additional funds through private placements of our common stock. Private placements of our common stock may involve substantial dilution to our existing shareholders. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

We have limited financial resources. As of December 31, 2013, we had $2,101 of cash on hand and total assets of $2,101. If we are unable to develop our business or secure additional funds our business would fail and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

The Securities and Exchange Commission (“SEC”) adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our audited balance sheet reflects that we have $2,101 cash and minimal assets and, therefore, we may be defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention of doing), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

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

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our directors’ decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

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

There is currently no established public market for our common stock, and there can be no assurance that any established public market would develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

Because insiders control our activities, they may cause us to act in a manner that is most beneficial to them and not to outside shareholders, which could cause us not to take actions that outside investors might view favorably and which could prevent or delay a change in control.

Donald P. Hateley, our legal counsel, owns 12,900,000 common shares representing 78% of the outstanding common stock and our officers and sole director hold approximately 7.5% of our outstanding common stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, and the approval of significant corporate transactions, such as mergers and related party transactions. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

We are subject to certain informational requirements of the Exchange Act, as amended and we will be required to file periodic reports (i.e., annual, quarterly and special reports) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A. If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After this registration statement on Form S-1 becomes effective, we may be required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our director, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders that are not accredited investors (or, alternatively, 2,000 or more total shareholders) and greater than $10 million in assets. This means that your access to information regarding our business will be limited. We intend to file the Form 8A.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space was $200 per month January 2013 to May 2013 and $100 per month from June 2013 to December 2013. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA. The Company recorded rent expense of $1,700 in 2013.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the years ended December 31, 2013 and December 31, 2012 and for the period from September 10, 2009 (inception) through December 31, 2013. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of California on September 10, 2009 with fiscal year end in December 31. We are a development stage enterprise that seeks to become an independent film production company, to develop and produce low-budget, independent feature films under $2,000,000. Since beginning operations in September 2009, we have not developed or produced any films and we have accumulated losses in the amount of ($186,993) as of December 31, 2013. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

As of December 31, 2013 and 2012, we had $2,101 and $201 cash, respectively, on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of December 31, 2013 and 2012, we borrowed $31,710 and $24,177 from two of our shareholders, respectively.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2013 and 2012 together with notes thereto, which are included in this Annual Report on Form 10-K.

Year ended December 31, 2013 compared with the year ended December 31, 2012

Revenues. We had no revenues for the years ended December 31, 2013 and 2012.

Operating expenses. Operating expenses include general and administrative expenses, professional and consulting fees, rent expense, website development and depreciation. In total, operating expenses decreased $6,443 or 41.68% to $9,017 for the year ended December 31, 2013 from $15,460 for the year ended December 31, 2012. The components of operating expenses are discussed below.

General and administrative expenses decreased by $7,940 between 2013 and 2012 to $283 from $8,223 or 96.56%. The decrease between 2013 and 2012 is primarily attributable to decreases in office expenses, travel and entertainment related expenses as well as telephone and Internet expenses.

We did not incur research and development expenses in the years ended December 31, 2013 or 2012.

Rent expense decreased $2,850 to $1,700 or 62.6% for the year ended December 31, 2013 from $4,550 for the year ended December 31, 2012.

We did not incur any website development costs in the years ended December 31, 2013 and 2012.

Professional fees increased $5,704 from 2013 to 2012 to $6,484 from $780 or 731.3%. This increase was primarily due to the increase in our accounting and Edgar filing fees in 2013.

Depreciation expense decreased to $550 for the year ended December 31, 2013 from $1,907 for the year ended December 31, 2012. The decrease is due to our equipment being fully depreciated.

Net Loss. Our net loss decreased to $5,767 for the year ended December 31, 2013 from $15,460 for the comparable period in 2012, or a decrease of $9,693. The decrease is primarily attributable to a reduction in general and administrative expense, rent expense and depreciation expense.

Liquidity and Capital Resources. In 2013 and 2012, we did not issue any shares for capital. In April 2011, one of our minority shareholders, who is neither an officer or director, and who owns less than 10% of our issued and outstanding common stock, loaned us $12,000 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. From May 2011 to December 31, 2011, our majority shareholder loaned us $2,466 interest-free and has orally agreed to defer repayment until we are financially able to repay the loan. From January 1 to December 31, 2012, our majority shareholder advanced us $9,711, interest-free and has orally agreed to defer repayment until we are financially able to repay him. From January 1, 2013 to December 31, 2013, our majority shareholder advanced us $7,534, interest-free and has orally agreed to defer repayment until we are financially able to repay him. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $2,101 and $201 as of December 31, 2013 and 2012, respectively, consisting of $2,101 and $201 in cash. Our working capital deficit was $30,743 as of December 31, 2013.

Our total liabilities are $32,844 and $27,427 as of December 31, 2013 and 2012, respectively, consisting of $32,844 ad $27,427 in current liabilities, which includes $1,134 and $3,250 of accounts payable and advances from shareholders of $31,710 and $24,177, respectively.

Our total stockholders’ deficit is $30,743 and $26,676 as of December 31, 2013 and 2012, and an accumulated deficit of $186,993 as of December 31, 2013.

We used $5,634 and $9,557 of cash in net cash used by operating activities for the year ended December 31, 2013, which included $(5,767) and $(15,460) in net loss, which amount was increased by $2,117 and $555 in accounts payable and offset by $550 and $1,907 in depreciation and $1,700 and $4,550 in rent expense.

We had no cash provided by investing activities in the year ended December 31, 2013.

We had $7,534 and $9,711 in cash provided by financing activities for the year ended December 31, 2013 and 2012.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of December 31, 2013.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and startup costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended December 31, 2013 and 2012, respectively.

Plan of Operation

Our business strategy is to continue to develop and expand our website (www.thunderclapinc.com), which we believe is currently functional but could use various improvements that we intend to implement in 2014. These submissions will be available for public to view and critique. By the end of the first quarter of 2014, we hope to have multiple submissions of screenplays, treatments and other entertainment related projects and intend to continue with this method of seeking product from writers and others. We will evaluate the submissions and may commission a screenplay based on books and other ideas that we review. We intend to exclusively own all right, title and interest in and to the underlying screenplay and any film derived from it.

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

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

AND FOR THE PERIOD FROM SEPTEMBER 10, 2009

(INCEPTION) TO DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders

Thunderclap Entertainment, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Thunderclap Entertainment (the “Company”) (a development stage company) as of December 31, 2013 and 2012, and their related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from September 10, 2009 (inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended December 31, 2013 and 2012, and for the period from September 10, 2009 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had an accumulated deficit of $186,993 since inception and the Company has had no revenue since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA

February 25, 2014

FINANCIAL INFORMATION

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Company)

Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS
Current Assets
Cash	$2,101	$201
Total Current Assets	2,101	201

Property & Equipment	5,722	5,722
Less: Accumulated Deprecation	(5,722)	(5,172)
Property & Equipment, net	-	550

TOTAL ASSETS	$2,101	$751

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable	$1,134	$3,250
Advances from Shareholders	31,710	24,177
Total Current Liabilities	32,844	27,427

TOTAL LIABILITIES	32,844	27,427

STOCKHOLDERS’ DEFICIT
Common Stock; Authorized 50,000,000 common shares, no par, 16,485,000 issued and outstanding on December 31, 2013 and December 31, 2012, respectively	150,000	150,000
Additional Paid-in Capital	6,250	4,550
Accumulated Deficit	(186,993)	(181,226)
TOTAL STOCKHOLDERS’ DEFICIT	(30,743)	(26,676)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,101	$751

The accompanying notes are an integral part of these financial statements.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Company)

Statements of Operations

	For the year ended December 31, 2013	For the year ended December 31, 2012	From September 10, 2009 (inception) to December 31, 2013

Revenue	$-	$-	$-
Cost of Revenue	-	-	-
Gross Profit	-	-	-

Expenses

General & Administrative Expenses	283	8,223	58,208
Professional and Consulting Fees	6,484	780	93,563
Rent Expense	1,700	4,550	30,300
Stock-based Compensation	-	-	1,500
Website Development	-	-	950
Depreciation Expense	550	1,907	5,722
Operating expenses	$9,017	$15,460	$190,243

Operating loss	(9,017)	(15,460)	(190,243)

Other Income	3,250	-	3,250

Net Loss for the Period	$(5,767)	$(15,460)	$(186,993)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	16,485,000	16,485,000

The accompanying notes are an integral part of these financial statements.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended Dec. 31, 2013	For the Year Ended Dec. 31, 2012	Cumulative from the period from September 10, 2009 (Inception) through Dec. 31, 2013
OPERATING ACTIVITIES
Net loss	$(5,767)	(15,460)	$(186,993)
Adjustments to reconcile net loss to net cash used by operating activities:	1,700	4,550	6,250
Changes in operating assets and liabilities:
Stock based compensation	-	-	1,500
Accounts payable	(2,117)	(555)	1,134
Depreciation	550	1,907	5,733

Net cash used by operating activities	(5,634)	(9,557)	(172,387)

INVESTING ACTIVITIES:
Property & equipment	-	-	(5,722)
Net cash flows used for investing activities	-	-	(5,722)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	148,500
Advances from shareholders	7,534	9,711	31,710
Net cash provided by financing activities	7,534	9,711	180,210

Net increase (decrease) in cash	1,900	153	2,101

Cash, at beginning of period	201	48	-

Cash, at end of period	$2,101	$201	$2,101

Supplemental cash flow information:

Interest paid	-	-	-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

				Deficit
				Accumulated
	Common Stock		Additional Paid-in	during Development	Shareholders’
	Shares	Amount	Capital	Stage	Deficit

Balance at September 10, 2009 (Inception)	-	$-	$-	$-	$-

Founders’ shares, issued for services rendered on September 15, 2009 at $0.0001 per share	15,000,000	1,500	-	-	1,500

Issuance of common stock at $0.10 per share	705,000	70,500	-	-	70,500

Net loss	-	-	-	(59,729)	(59,729)

Balances, December 31, 2009	15,705,000	$72,000	$-	$(59,729)	$12,271

Issuance of common stock at $0.10 per share	780,000	78,000	-	-	78,000

Net loss	-	-	-	(75,425)	(75,425)

Balances, December 31, 2010	16,485,000	$150,000	$-	$(135,154)	$14,846

Net loss	-	-	-	(30,612)	(30,612)

Balances, December 31, 2011	16,485,000	$150,000	$-	$(165,766)	$(15,766)

Additional Paid-in capital	-	-	4,550	-	4,550
Net loss	-	-	-	(15,460)	(15,460)

Balances, December 31, 2012	16,485,000	$150,000	$4,550	$(181,226)	$(26,676)

Additional Paid-in capital	-	-	1,700	-	1,700
Net loss	-	-	-	(5,767)	(5,767)

Balances, December 31, 2013	16,485,000	$150,000	$6,250	$(186,993)	$(30,743)

The accompanying notes are an integral part of these financial statements.

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

Development Stage Company

The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity.” The Company is still devoting substantially all of its efforts on establishing its business and its planned principal operations have not commenced. All losses accumulated, since inception, have been considered as part of the Company’s development stage activities.

Basis of Presentation

The accompany financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) promulgated in the United States of America.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2013 and 2012.

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

As of January 1, 2009, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2009 through 2013 California Franchise Tax Returns. However, we have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

For the year ended December 31, 2013 and 2012 we recognized $550 and $1,907, respectively, for depreciation expense on our equipment.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2013 and 2012.

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

Not Adopted

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its financial statements.

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

Management intends to focus on raising additional funds for the first and second quarters going forward. We cannot provide any assurance or guarantee that we will be able to generate revenues. Potential investors must be aware that if we are unable to raise additional funds through the sale of our common stock and generate sufficient revenues, any investment made into the Company would be lost in its entirety.

The Company has accumulated deficit for the period from September 10, 2009 (inception) to December 31, 2013 of $186,993 and has no revenue since inception. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - INCOME TAXES

As of December 31, 2013, the Company had a net operating loss carry forward of $186,993 that may be available to reduce future years’ taxable income through 2033.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets:	-	-
Net operating tax carry-forwards	$186,993	181,226
Gross deferred tax asset	186,993	181,226
Valuation allowance	(186,993)	(181,226)
Net deferred tax assets	$-	-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 4 - STOCKHOLDERS’ DEFICIT

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

As of December 31, 2013 and 2012, there are 16,485,000 shares of common stock outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company’s majority shareholder is its legal counsel. In April 2011, a shareholder advanced the Company $12,000 to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it. From May 2011 to December 31, 2012, our majority shareholder advanced $12,177 to fund working capital expenses. $9,711 was advanced in 2012. From January 1, 2013 to December 31, 2013, our majority shareholder advanced $7,534 to fund working capital expenses. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholders have orally agreed not to seek repayment until the Company is financially able to repay it.

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides varies between $200 and $100 per month. From January 2013 to May 2013 it was $200 per month and from June 2013 to December 2013 it was $100 per month. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA. The Company recorded rent expense of $1,700 and $4,550 in 2013 and 2012, respectively and it is recorded as a contribution by the shareholder.

Item 9. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2013 and 2012 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2013 and 2012.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2013. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

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

Changes in Internal Control Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)
Gary L. Blum	73	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary

Michael F. Matondi, III	40	President

The persons named above have held their offices/positions since September 15, 2009 and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders.

Mr. Gary L. Blum, Chairman, Chief Executive Officer, Chief Financial Officer and Secretary

Gary L. Blum is our Chairman, Chief Executive Officer, Chief Financial Officer and Secretary and has served in that capacity since September 15, 2009. Mr. Blum is also a practicing attorney since 1986 with the Law Offices of Gary L. Blum where his focus is advising a wide variety of closely held private companies as well as public companies in the area of business, corporate, securities and entertainment law. Mr. Blum’s practice areas include: private and public offerings, mergers and acquisitions, SEC and FINRA compliance, stock option and other compensation plans, general corporate and securities law, entertainment and real estate. Mr. Blum has substantial experience in sophisticated business planning and advising clients in connection with the purchase and sale of businesses and has served as a director for many private and publicly traded companies. Mr. Blum’s particular focus and expertise is advising over-the-counter bulletin board and pink sheet companies with all legal considerations. He also has extensive experience in the field of entertainment, having been counsel for the production and financing of over fifty motion pictures. In his capacity as production counsel, Mr. Blum participated in various aspects of film production including, but not limited to, negotiating talent agreements, distribution agreements, production and financing agreements, script review and development and preparing the documentation for delivery of completed films. Mr. Blum has served as a director of Arrin Corporation, a public company, since December 2009. Prior to becoming an attorney, Mr. Blum was a tenured professor of philosophy at the University of Nebraska, Omaha. Mr. Blum received his B.S., Magna Cum Laude, in Mathematics from Loras College in 1962; M.A. in Philosophy from the University of Notre Dame in 1966; and his J.D. and M.B.A. degrees from the University of Southern California Gould School of Law and Marshall School of Business, respectively, in 1978. He has been a member of the California State Bar since 1979.

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

Board of Directors

Our sole director holds office until the completion of his term of office, which is not longer than one year, or until his successor(s) have been elected. Our sole director’s term of office expires on March 1, 2014. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the last two fiscal years ended December 31, 2013 and 2012, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
1Gary L. Blum CEO, CFO	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-

2Michael F. Matondi, III, President	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards during the period ended December 31, 2013.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 31, 2014, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of January 31, 2014, we had 16,485,000 shares of common stock outstanding, which are held by 31 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our promoters are Mr. Blum, our chairman, chief executive officer, chief financial officer and secretary, and Mr. Matondi, III, our president.

Our office and mailing address is 201 Santa Monica Blvd., Suite 300, Santa Monica, CA 90401. Mr. Hateley, our legal counsel, shares office space with us. We incurred $400 in cost as a result of using office space through December 31, 2011. Effective April 1, 2011, Mr. Hateley has provided us with office space at no cost to us and therefore we will not incur any rent expense. We estimate that the approximate value of the space he is providing to be $100 per month and there is no written lease agreement for our use of this space, which he provides to us on a month-to-month basis.

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

Item 14. Principal Accountant Fees and Services.

During the last two fiscal years, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the year ended December 31, 2013, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2013.

	Year ended December 31,
	2013	2012

Audit Fees	$2,000	$1,500
Audit-Related Fees	$2,250	$2,250
Tax Fees	$-	$-
All Other Fees	$-	$-

Pre-Approval Policy

Our Director pre-approves all services provided by our auditors. Prior to the engagement of our auditor, for any non-audit or non-audit related services, our Director must conclude that such services are compatible with the independence of our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

THUNDERCLAP ENTERTAINMENT, INC.

February 25, 2014	/s/ Gary L. Blum
Gary L. Blum
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 25, 2014	/s/ Gary L. Blum
Gary L. Blum
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer) and Sole Director

