Form 10-Q
period 2014-03-31
Thunderclap Entertainment, Inc.
filed 2014-05-01
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 10, 2014, the number of shares outstanding of the issuer’s sole class of common stock, no par value per share, is 16,485,000.

2

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$271	$2,101
Total Current Assets	271	2,101

Property & Equipment, net	—	—

TOTAL ASSETS	$271	$2,101

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable	$1,134	$1,134
Advances from Shareholders	31,880	31,710
Total Current Liabilities	33,014	32,844

TOTAL LIABILITIES	33,014	32,844

STOCKHOLDERS’ DEFICIT
Common Stock; Authorized 50,000,000 common shares, no par, 16,485,000 issued and outstanding on March 31, 2014 and December 31, 2013, respectively	150,000	150,000
Additional Paid-in Capital	6,550	6,250
Accumulated Deficit	(189,293)	(186,993)
TOTAL STOCKHOLDERS’ DEFICIT	(32,743)	(30,743)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$271	$2,101

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Condensed Statements of Operations

	For the Three Months ended March 31, 2014	For the Three Months ended March 31, 2013	From September 10, 2009 (inception) to March 31, 2014

Revenue	$—	$—	$—
Cost of Revenue	—	—	—
Gross Profit	—	—	—

Expenses

General & Administrative Expenses	—	140	58,208
Professional and Consulting Fees	2,000	—	95,563
Rent Expense	300	600	30,600
Stock-based Compensation	—	—	1,500
Website Development	—	—	950
Depreciation Expense	—	477	5,722
Operating expenses	$2,300	$1,217	$192,543

Operating loss	(2,300)	(1,217)	(192,543)

Other Income	—	—	3,250

Net Loss for the Period	$(2,300)	$(1,217)	$(189,293)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding Basic and diluted	16,485,000	16,485,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

	(unaudited)
	For the Three Months Ended Mar. 31, 2014	For the Three Months Ended Mar. 31, 2013	Cumulative from September 10, 2009 (Inception) through Mar. 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(2,300)	$(1,217)	$(189,293)
Adjustments to reconcile net loss to net cash provided by operations:

Stockholders’ contribution	300	600	6,550
Depreciation	—	477	5,722
Stock based compensation	—	—	1,500
Changes in operating assets and liabilities:
Accounts payable	—	—	1,134
Net cash used in operating activities	(2,000)	(140)	(174,387)

INVESTING ACTIVITIES
Property & equipment	—	—	(5,722)

Net cash flows used for investing activities	—	—	(5,722)

FINANCING ACTIVITIES
Proceeds from the issuance of common stock	—	—	148,500
Advances from shareholders	170	100	31,880

Net cash provided by financing activities	170	100	180,380

Net increase (decrease) in cash	(1,830)	(40)	271

Cash, at beginning of period	2,101	201	—

Cash, at end of period	$271	$161	$271

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock issued for services	$—	$—	$1,500

Supplemental cash flow information:
Interest paid	—	—	—

Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Company)

 Notes to Condensed Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed balance sheet of Thunderclap Entertainment, Inc. (the “Company”) as of March 31, 2014, and the condensed statements of operations for the three-month period ended March 31, 2014 and the three-month period ended March 31, 2013, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of March 31, 2014, and the results of operations for the three-months ended March 31, 2014 and for the three-months ended March 31, 2013.

Certain information and notes normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These condensed financial statements should be read in conjunction with the audited financial statements and notes to financial statements as of December 31, 2013 and calendar year then ended.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of March 31, 2014 and December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

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

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Property and Equipment

Property and equipment are stated at cost and consist solely of computer equipment. Depreciation of computer equipment is computed on the straight-line basis over 3 years, the estimated useful life of the equipment.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets.

For the three-month period ended March 31, 2014 and 2013, we recognized $0 and $477, respectively for depreciation expense on our equipment.

Loss per Share

The Company’s basic loss per share is calculated by dividing its net loss available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive loss per share is calculated by dividing its net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. There are no diluted shares outstanding as of March 31, 2014.

Fair Value of Financial Instruments

The Company‘s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2014 and 2013.

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

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

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

The Company has accumulated deficit for the period from September 10, 2009 (inception) to March 31, 2014 of $189,293 and has no revenue since inception. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - INCOME TAXES

As of March 31, 2014 the Company had a net operating loss carry forward of $189,293 that may be available to reduce future years’ taxable income through 2034.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

As of March 31, 2014
Deferred tax assets:	—
Net operating tax carry-forwards	$189,293
Gross deferred tax asset	189,293
Valuation allowance	(189,293)
Net deferred tax assets	$—

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

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

As of March 31, 2014, there are 16,485,000 shares of common stock outstanding.

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

The Company’s majority shareholder is its legal counsel. In April 2011, a shareholder advanced the Company $12,000 to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it. From May 2011 to December 2011, our majority shareholder advanced $2,466 to fund working capital expenses. In 2013 and 2012, our majority shareholder advanced $7,534 and $9,711, respectively. During the first quarter of 2014, this shareholder advanced $170. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it.

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $100 per month. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA. The Company recorded rent expense of $300 for the three months ended March 31, 2014 and $600 for the three months ended March 31, 2013.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2014 and March 31, 2013 and for the period from September 10, 2009 (inception) through March 31, 2014. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of California on September 10, 2009 with fiscal year end in December 31. We are a development stage enterprise that seeks to become an independent film production company, to develop and produce low-budget, independent feature films under $2,000,000. Since beginning operations in September 2009, we have not developed or produced any films and we have accumulated losses in the amount of $189,293 as of March 31, 2014. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

As of March 31, 2014, we had $271 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next three months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of March 31, 2014, the Company borrowed $31,880 from two of its shareholders.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2014 and 2013, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2014 compared with the three months ended March 31, 2013

Revenues. We had no revenues for the three months ended March 31, 2014 and 2013.

Operating expenses. Operating expenses include general and administrative expenses, professional and consulting fees, rent expense, website development and depreciation. In total, operating expenses increased $1,083 or 88.99% to $2,300 for the three months ended March 31, 2014 from $1,217 for the three months ended March 31, 2013. The components of operating expenses are discussed below.

●	General and administrative expenses decreased by $140 or 100.00% between 2014 and 2013 to $0 from $140. The decrease between 2014 and 2013 is primarily attributable to decrease in bank fees and telephone expenses.

●	We did not incur any website development expense in 2014 or 2013.

●	Professional fees increased by $2,000 between 2014 and 2013 to $2,000 from $0. The increase between 2014 and 2013 is primarily attributable to audit related fees.

●	Rent expense decreased $300 or 50% between 2014 and 2013 to $300 from $600. The decrease between 2014 and 2013 is attributable to a reduction in the imputed rent expense that we recognize as additional paid-in capital and not based on actual rent we pay.

●	Depreciation expense decreased $477 to $0 for the three months ended March 31, 2014 from $477 for the three months ended March 31, 2013. The decrease is attributable to our equipment being fully depreciated.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Net Loss. Our net loss increased to $2,300 for the three months ended March 31, 2014 from $1,217 for the comparable period in 2013, or an increase of $1,083. The increase is attributable to an increase in professional fees.

Liquidity and Capital Resources. In 2014, we did not issue any shares for capital. In April 2011, one of our minority shareholders, who is neither an officer or director, and who owns less than 10% of our issued and outstanding common stock, loaned us $12,000 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. From May 2011 to September 2011, our majority shareholder loaned us $2,466. In 2013 and 2012, our majority shareholder loaned us $7,534 and $9,711, respectively, interest-free and has orally agreed to defer repayment until we are financial able to repay the loans. From January 1, 2014 to March 31, 2014, he loaned us $170. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $271 as of March 31, 2014, consisting of $271 in cash. Our working capital deficit was $32,743 as of March 31, 2014.

Our total liabilities are $33,014 as of March 31, 2014, consisting of $33,014 in current liabilities, which includes $1,134 of accounts payable and advances from shareholders of $31,880.

Our total stockholders’ deficit is $32,743 as of March 31, 2014, and an accumulated deficit of $189,293 as of March 31, 2014.

We had $2,000 in net cash used in operating activities for the three months ended March 31, 2014, which included $2,300 in net loss, which amount was offset by $300 in rent expense.

We had no in cash provided by investing activities in the three months ended March 31, 2014.

We had $170 cash provided by financing activities for the three months ended March 31, 2014.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2014.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2014 and March 31, 2013, respectively.

Plan of Operation

Our business strategy is to continue to develop and expand our website (www.thunderclapinc.com) and have it operational by no later than the end of the second quarter of 2014 whereby individuals will be able to submit their screenplays, treatments and other projects on the site. Theses submissions will be available for public to view and critique. By the end of the fourth quarter of 2014, we hope to have multiple submissions of screenplays, treatments and other entertainment related projects and intend to continue with this method of seeking product from writers and others. We will evaluate the submissions and may commission a screenplay based on books and other ideas that we review. We intend to exclusively own all right title and interest in and to the underlying screenplay and any film derived from it.

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended March 31, 2014.

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

(b)	Changes in Internal Controls over Financial Reporting

During the three month period ended March 31, 2014, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THUNDERCLAP ENTERTAINMENT, INC.

Dated: April 30, 2014	/s/ Gary L. Blum
Gary L. Blum
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

