Form 10-Q
period 2014-06-30
Thunderclap Entertainment, Inc.
filed 2014-08-08
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

Yes [X] No [  ]

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 15, 2014, the number of shares outstanding of the issuer’s sole class of common stock, no par value per share, is 16,485,000.

2

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

THUNDERCLAP ENTERTAINMENT, INC.

(A Development Stage Company)

Condensed Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets
Cash	$238	$2,101
Total current assets	238	2,101

Property & equipment, net	-	-

TOTAL ASSETS	$238	$2,101

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$-	$1,134
Advances from shareholders	37,118	31,710
Total current liabilities	37,118	32,844

TOTAL LIABILITIES	37,118	32,844

STOCKHOLDERS’ DEFICIT
Common stock; authorized 50,000,000 common shares, no par, 16,485,000 issued and outstanding on June 30, 2014 and December 31, 2013, respectively	150,000	150,000
Additional paid-in capital	6,850	6,250
Accumulated deficit during development stage	(193,730)	(186,993)
TOTAL STOCKHOLDERS’ DEFICIT	(36,880)	(30,743)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$238	$2,101

The accompanying notes are an integral part of these condensed financial statements.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended		For the period from September 10, 2009 (Inception) to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

Expenses
General & administrative expenses	$2,998	51	$2,998	191	61,206
Professional and consulting fees	1,139	4,479	3,139	4,479	96,702
Rent expense	300	500	600	1,100	30,900
Stock-based compensation	-	-	-	-	1,500
Website development	-	-	-	-	950
Depreciation expense	-	74	-	550	5,722

Total expenses	4,437	5,104	6,737	6,320	196,980

Operating loss	(4,437)	(5,104)	(6,737)	(6,320)	(196,980)

Other income	-	-	-	-	3,250

Net loss for the period	$(4,437)	$(5,104)	$(6,737)	$(6,320)	$(193,730)

Basic and diluted loss per common share	$(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	16,485,000	16,485,000	16,485,000	16,485,000

The accompanying notes are an integral part of these financial condensed statements.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30, 2014	For the six months ended June 30, 2013	Cumulative from September 10, 2009 (Inception) through June 30, 2014
Operating Activities
Net loss	$(6,737)	$(6,320)	$(193,730)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash Rent expense	600	-	6,850
Stock based compensation	-	-	1,500
Depreciation	-	550	5,722
Changes in operating assets and liabilities:
Accounts payable	(1,134)	2,129	-

Net cash used in operating activities	(7,271)	(3,641)	(179,658)

Investing Activities
Property & equipment	-	-	(5,722)

Net cash flows used in investing activities	-	-	(5,722)

Financing Activities
Proceeds from the issuance of common stock	-	-	148,500
Advances from shareholders	5,408	2,580	37,118
Stockholder’s contributions	-	1,100	-

Net cash provided by financing activities	5,408	3,680	185,618

Net (decrease) increase in cash	(1,863)	39	238

Cash, at beginning of period	2,101	200	-

Cash, at end of period	$238	$239	$238

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for services	$-	$-	$1,500

Supplemental cash flow information:
Interest paid	-	-	-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The condensed balance sheet of Thunderclap Entertainment, Inc. (the “Company”) as of June 30, 2014, and the condensed statements of operations for the three-month period ended June 30, 2014 and the six-month period ended June 30, 2014 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of June 30, 2014, and the results of operations for the three months ended June 30, 2014 and the six months ended June 30, 2014.

Certain information and notes normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These condensed financial statements should be read in conjunction with the audited financial statements and notes to financial statements as of December 31, 2013 and for the years then ended as filed on its form 10-Ks with the SEC.

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

Thunderclap Entertainment, Inc.

(A Development Stage Company)

The Company has net losses for the period from September 10, 2009 (inception) to June 30, 2014 of $193,730. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2014 and December 31, 2013.

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

Thunderclap Entertainment, Inc.

(A Development Stage Company)

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

For the six-month period ended June 30, 2014 and 2013, we recognized $0 and $550, respectively for depreciation expense on our equipment, which is fully depreciated.

Loss per Share

The Company’s basic loss per share is calculated by dividing its net loss available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive loss per share is calculated by dividing its net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no diluted shares outstanding as of June 30, 2014.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2014 and 2013.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted.

NOTE 4 – INCOME TAXES

As of June 30, 2014 the Company had a net operating loss carry forward of $193,730 that may be available to reduce future years’ taxable income through 2034.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

As of June 30, 2014
Deferred tax assets:
Net operating Loss carry-forwards	$77,492
Gross deferred tax asset
Valuation allowance	(77,492)
Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

As of June 30, 2014, there are 16,485,000 shares of common stock outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

The sole officer and director of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company’s majority shareholder is its legal counsel. In April 2011, a shareholder advanced the Company $12,000 to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it. From May 2011 to December 31, 2013, our majority shareholder advanced $19,711 to fund working capital expenses; and from January 1, 2014 to June 30, 2014, this shareholder advanced an additional $5,408. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it.

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provided it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $100 per month commencing in May 2013. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA. The Company recorded rent expense of $600 for the six months ended June 30, 2014.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended June 30, 2014 and June 30, 2013 and for the six months ended June 30, 2014 and June 30, 2013 and for the period from September 10, 2009 (inception) through June 30, 2014. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of California on September 10, 2009 with fiscal year end in December 31. We are a development stage enterprise that seeks to become an independent film production company, to develop and produce low-budget, independent feature films under $2,000,000. Since beginning operations in September 2009, we have not developed or produced any films and we have accumulated losses in the amount of $193,730 as of June 30, 2014. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

As of June 30, 2014, we had $238 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next six months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of June 30, 2014, the Company borrowed $37,118 from two of our shareholders.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended June 30, 2014 and 2013, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2014 compared with the three months ended June 30, 2013

Revenues. We had no revenues for the three months ended June 30, 2014 and 2013.

Operating expenses. Operating expenses include general and administrative expenses, professional and consulting fees, rent expense, website development and depreciation. In total, operating expenses decreased $667 or 13% to $4,437 for the three months ended June 30, 2014 from $5,104, for the three months ended June 30, 2013. The components of operating expenses are discussed below.

●	General and administrative expenses increased by $2,947 between 2014 and 2013 to $2,998 from $51. The increase between 2014 and 2013 is primarily attributable to an increase in travel and entertainment related expenses.

●	Professional fees decreased $3,340 between 2014 and 2013 to $1,139 from $4,479. The decrease is attributable to a reduction in audit and review related fees and Edgar filing fees.

●	Rent expense decreased $200 between 2014 and 2013 to $300 from $500. The decrease between 2014 and 2013 is attributable to a reduction in the imputed rent expense that we recognize as additional paid-in capital and not based on actual rent we pay.

●	Depreciation expense was $0 for the three months ended June 30, 2014 and $74 for the comparable period in 2013. The decrease is due to the equipment being fully depreciated.

Net Loss. Our net loss decreased to $4,437 for the three months ended June 30, 2014 from $5,104 for the comparable period in 2013, or an decrease of $667. The decrease is primarily attributable to a greater reduction in audit and review related professional fees as well as Edgar filing fees offset by an increase in travel and entertainment related expenses.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

Six months ended June 30, 2014 compared with the six months ended June 30, 2013

Revenues. We had no revenues for the six months ended June 30, 2014 and 2013.

Operating expenses. Operating expenses include general and administrative expenses, professional and consulting fees, rent expense and depreciation. In total, operating expenses increased $417 or 7% to $6,737 for the six months ended June 30, 2014 from $6,320 for the six months ended June 30, 2013. The components of operating expenses are discussed below.

●	General and administrative expenses increased by $2,807 between 2014 and 2013 to $2,998 from $191. The increase between 2014 and 2013 is primarily attributable to increases in travel and entertainment related expenses.

●	Professional and consulting fees decreased $1,340 between 2014 and 2013 to $3,139 from $4,479. This decrease was primarily due to the decrease in our audit and review related fees and Edgar filing fess in 2014.

●	Rent expense decreased $500 between 2014 and 2013 to $600 from $1,100. The decrease between 2014 and 2013 is attributable to a reduction in the imputed rent expense that we recognize as additional paid-in capital and not based on actual rent we pay.

●	Depreciation expense decreased $550 for the six months ended June 30, 2014 to $0 from $550 for the six months ended June 30, 2013. The decrease was primarily due to the equipment being fully depreciated.

Net Loss. Our net loss increased to $6,737 for the six months ended June 30, 2014 from $6,320 for the comparable period in 2013, or an increase of $417.

Liquidity and Capital Resources. In 2014, we did not issue any shares for capital. In April 2011, one of our minority shareholders, who is neither an officer or director, and who owns less than 10% of our issued and outstanding common stock, loaned us $12,000 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. From May 2011 to December 2013, our majority shareholder loaned us $19,711and from January 1, 2014 to June 30, 2014, he loaned us an additional $5,408, interest-free and has orally agreed to defer repayment until we are financial able to repay the loans. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $238 as of June 30, 2014, consisting of $238 in cash. Our working capital deficit was $36,880 as of June 30, 2014.

Our total liabilities are $37,118 as of June 30, 2014, consisting of $37,118 in current liabilities, which includes advances from shareholders of $37,118.

Our total stockholders’ deficit is $36,880 as of June 30, 2014, and an accumulated deficit of $193,730 as of June 30, 2014.

We had $7,271 in net cash used in operating activities for the six months ended June 30, 2014, which included $6,737 in net loss, which amount was offset by $600 in rent expense and increased by $1,134 in accounts payable.

We had no cash provided by investing activities in the six months ended June 30, 2014.

We had $5,408 cash provided by financing activities for the six months ended June 30, 2014.

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

Thunderclap Entertainment, Inc.

(A Development Stage Company)

The Company had no formal long-term lines or credit or other bank financing arrangements as of June 30, 2014.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the six months ended June 30, 2014 and 2013, respectively.

Plan of Operation

Our business strategy is to market our website (www.thunderclapinc.com) to writers, producers and agents to submit their screenplays, treatments and other projects on the site. Theses submissions will be available for public to view and critique. We have already received various treatments and scripts that we are in the process of evaluating. We intend to exclusively own all right title and interest in and to the underlying screenplay and any film derived from it.

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

Pre-Production Business Plan: (Estimated cost - None). Our officers and sole director will complete this without compensation. Once we complete the above tasks, we estimate completing a pre-production business plan by the end of the third quarter of 2014. This pre-production business plan together with the preliminary screenplay, budget, shooting schedule, production board and any talent commitment will be presented to prospective directors, actors, investors and/or financiers by our management.

Thunderclap Entertainment, Inc.

(A Development Stage Company)

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

(A Development Stage Company)

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended June 30, 2014.

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

(b) Changes in Internal Controls over Financial Reporting

During the three month period ended June 30, 2014, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THUNDERCLAP ENTERTAINMENT, INC.

August 8, 2014	/s/ Gary L. Blum
Gary L. Blum
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

