Form 10-Q
period 2014-09-30
Thunderclap Entertainment, Inc.
filed 2014-10-15
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 15, 2014, the number of shares outstanding of the issuer’s sole class of common stock, no par value per share, is 16,485,000.

2

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

THUNDERCLAP ENTERTAINMENT, INC.

Condensed Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets
Cash	$146	$2,101
Total current assets	146	2,101

TOTAL ASSETS	$146	$2,101

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$2,707	$1,134
Advances from shareholders	42,425	31,710
Total current liabilities	45,132	32,844

TOTAL LIABILITIES	45,132	32,844

STOCKHOLDERS’ DEFICIT
Common stock; authorized 50,000,000 common shares, no par, 16,485,000 shares issued and outstanding on September 30, 2014 and December 31, 2013, respectively	150,000	150,000
Additional paid-in capital	7,150	6,250
Accumulated deficit	(202,136)	(186,993)
TOTAL STOCKHOLDERS’ DEFICIT	(44,986)	(30,743)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$146	$2,101

The accompanying notes are an integral part of these condensed financial statements.

Thunderclap Entertainment, Inc.

Condensed Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	Sep. 30, 2014	Sep. 30, 2013	Sep. 30, 2014	Sep. 30, 2013

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Expenses
General & administrative expenses	4,400	18	7,397	208
Professional and consulting fees	3,706	2,250	6,846	6,729
Rent expense	300	300	900	1,400
Depreciation expense	-	-	-	550

Total expenses	8,406	2,568	15,143	8,887

Operating loss	(8,406)	(2,568)	(15,143)	(8,887)

Other income	-	3,250	-	3,250

Net income (loss) for the period	$(8,406)	$682	$(15,143)	$(5,637)

Basic and diluted loss per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	16,485,000	16,485,000	16,485,000	16,485,000

The accompanying notes are an integral part of these financial condensed statements.

Thunderclap Entertainment, Inc.

Condensed Statements of Cash Flows (Unaudited)

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Operating Activities
Net loss	$(15,143)	$(5,637)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash related party rent	900	1,400
Depreciation	-	550

Changes in operating assets and liabilities:
Accounts payable	1,573	378

Net cash used in operating activities	(12,670)	(3,309)

Financing Activities
Advances from shareholders	10,715	3,263
Net cash provided by financing activities	10,715	3,263
Net (decrease) increase in cash	(1,955)	(46)
Cash, at beginning of period	2,101	201
Cash, at end of period	$146	$155

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Thunderclap Entertainment, Inc.

Notes to Condensed Financial Statements (Unaudited)

NOTE 1 - UNAUDITED INFORMATION

The balance sheet of Thunderclap Entertainment, Inc. (the “Company”) as of September 30, 2014, and the statements of operations for the three-month period ended September 30, 2014 and the nine-month period ended September 30, 2014 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of September 30, 2014, and the results of operations for the three months ended September 30, 2014 and the nine months ended September 30, 2014.

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

NOTE 2 - NATURE OF BUSINESS

The Company was incorporated under the laws of the state of California on September 10, 2009, under the name Thunderclap Entertainment, Inc. The Company has limited operations and is developing a business plan as a producer of low-budget motion pictures. To date, its business activities have been limited to organizational matters, research of film scripts and raising capital. It has not yet realized any revenues from its planned operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of and for the three months and nine months ended September 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2014.

Going Concern

The Company’s unaudited interim condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a source of revenues to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The Company has net losses for the period from September 10, 2009 (inception) to September 30, 2014 of $202,136. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2014 and December 31, 2013.

Use of Estimates

The preparation of the unaudited interim condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

For the nine-month period ended September 30, 2014 and 2013, we recognized $0 and $550, respectively for depreciation expense on our equipment, which is fully depreciated.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2014 and 2013.

Thunderclap Entertainment, Inc.

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

Recent Accounting Pronouncements

Adopted

Effective September 1, 2014, we adopted FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The adoption of this update did not have a material impact on the financial statements.

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

Thunderclap Entertainment, Inc.

Not Adopted

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

NOTE 4 - INCOME TAXES

As of September 30, 2014 the Company had a net operating loss carry forward of $202,136 that may be available to reduce future years’ taxable income through 2034.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

As of September 30, 2014
Deferred tax assets:
Net operating tax carry-forwards	$80,854

Gross deferred tax asset	80,854
Valuation allowance	(80,854)
Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

Thunderclap Entertainment, Inc.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company was formed with one class of common stock, no par value and is authorized to issue 50,000,000 common shares and 10,000,000 preferred shares. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

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

As of September 30, 2014, there are 16,485,000 shares of common stock outstanding.

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

The Company’s majority shareholder is its legal counsel. In April 2011, a shareholder advanced the Company $12,000 to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it. From May 2011 to December 2011, our majority shareholder advanced $2,466 to fund working capital expenses and from January 2012 to December 31, 2012 this shareholder advanced an additional $9,711. During the nine months ended September 30, 2014 and 2013, this shareholder advanced $10,715 and $3,263, respectively. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it.

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $100 per month commencing in May 2013. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA. The Company recorded rent expense of $900 for the nine months ended September 30, 2014.

Thunderclap Entertainment, Inc.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended September 30, 2014 and September 30, 2013 and for the nine months ended September 30, 2014 and September 30, 2013. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of California on September 10, 2009 with fiscal year end in December 31. We are a development stage enterprise that seeks to become an independent film production company, to develop and produce low-budget, independent feature films under $2,000,000. Since beginning operations in September 2009, we have not developed or produced any films and we have accumulated losses in the amount of $202,136 as of September 30, 2014. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

As of September 30, 2014, we had $146 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next six months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of September 30, 2014, the Company borrowed $42,425 from two of our shareholders.

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

Thunderclap Entertainment, Inc.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended September 30, 2014 and 2013, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2014 compared with the three months ended September 30, 2013

Revenues. We had no revenues for the three months ended September 30, 2014 and 2013, respectively.

Operating expenses. Operating expenses include general and administrative expenses, professional and consulting fees and rent expense. In total, operating expenses increased $5,838 or 227% to $8,406 for the three months ended September 30, 2014 from $2,568, for the three months ended September 30, 2013. The components of operating expenses are discussed below.

●	General and administrative expenses increased by $4,382 between 2014 and 2013 to $4,400 from $18. The increase between 2014 and 2013 is primarily attributable to the payment of state income taxes for the years 2010-2013.

●	Professional fees increased $1,456 between 2014 and 2013 to $3,706 from $2,250. The increase is attributable to audit and review related fees and Edgar filing fees.

●	Rent expense remained unchanged between 2014 and 2013 at $300 for each period.

Other Income. Other income decreased by $3,250 from $3,250 to $0 for the three months ended September 30, 2014 compared to the comparable period in 2013. The decrease in other income is a result of a one-time write-off of $3,250 in accounts payable in 2013.

Net Income (loss). Our net loss was $8,406 for the three months ended September 30, 2014 compared with net income of $682 for the comparable period in 2013, or a decrease of $9,088. The decrease is attributable to the payment of state income taxes offset by the gain from the one-time write-off of $3,250 in accounts payable.

Nine months ended September 30, 2014 compared with the nine months ended September 30, 2013

Revenues. We had no revenues for the nine months ended September 30, 2014 and 2013.

Thunderclap Entertainment, Inc.

Operating expenses. Operating expenses include general and administrative expenses, professional and consulting fees, rent expense, website development and depreciation. In total, operating expenses increased $6,256 or 70.10% to $15,143 for the nine months ended September 30, 2014 from $8,887 for the nine months ended September 30, 2013. The components of operating expenses are discussed below.

●	General and administrative expenses increased by $7,189 between 2014 and 2013 to $7,397 from $208. The increase between 2014 and 2013 is primarily attributable to the payment of state income taxes as well as travel and entertainment related expenses.

●	Professional and consulting fees increased $117 between 2014 and 2013 to $6,846 from $6,729. This increase was primarily due to the increase in our Edgar filing fees in 2014.

●	Rent expense decreased $500 between 2014 and 2013 to $900 from $1,400. The decrease between 2014 and 2013 is attributable to imputed rent expense that we recognize as additional paid-in capital and not based on actual rent we pay and is based on the reduced rate in 2014.

●	Depreciation expense decreased $550 for the nine months ended September 30, 2014 to $0 from $550 for the nine months ended September 30, 2013. The decrease was primarily due to the equipment being fully depreciated.

Other Income. Other income decreased by $3,250 to $0 for the nine months ended September 30, 2014 compared to $3,250 for the comparable period in 2013. The decrease in other income is a result of the gain from the one-time write-off of $3,250 in accounts payable in 2013.

Net income (loss). Our net loss increased to $15,143 or 70% for the nine months ended September 30, 2014 from $5,637 for the comparable period in 2013, or an increase of $9,506. The increase is primarily attributable to a reduction in other income and an increase in general and administrative expenses.

Liquidity and Capital Resources. In 2014, we did not issue any shares for capital. In April 2011, one of our minority shareholders, who is neither an officer or director, and who owns less than 10% of our issued and outstanding common stock, loaned us $12,000 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. From May 2011 to September 2011, our majority shareholder loaned us $2,466 and from January 1, 2012 to December 31, 2012, he loaned us an additional $9,711, interest-free and has orally agreed to defer repayment until we are financial able to repay the loans. During 2013, our majority shareholder loaned us $7,534 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. From January 1, 2014 to September 30, 2014, he loaned us $10,715. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $146 as of September 30, 2014, consisting of $146 in cash. Our working capital deficit was $44,986 as of September 30, 2014.

Our total liabilities are $45,132 as of September 30, 2014, which includes $2,707 of accounts payable and advances from shareholders of $42,425.

Our total stockholders’ deficit is $44,986 as of September 30, 2014, and an accumulated deficit of $202,136 as of September 30, 2014.

We had $12,670 in net cash used in operating activities for the nine months ended September 30, 2014, which included $15,143 in net loss, which amount was offset by $900 in rent expense and $1,573 in accounts payable.

We had no cash provided by investing activities in the nine months ended September 30, 2014.

We had $10,715 in cash provided by financing activities for the nine months ended September 30, 2014.

Thunderclap Entertainment, Inc.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of September 30, 2014.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended September 30, 2014 and September 30, 2013, respectively.

Plan of Operation

Our business strategy is to market our existing website (www.thunderclapinc.com) whereby individuals will be able to submit their screenplays, treatments and other projects on the site. We have begun receiving screenplays and projects for development. We have decided not to allow our submissions to be available for the public to view until we have decided to proceed with an effort to fund them. We will evaluate the submissions and may commission a screenplay based on books and other ideas that we review. We intend to exclusively own all right title and interest in and to the underlying screenplay and any film derived from it.

The number of screenplays to which we will be able to secure production rights during the development stage will depend upon the success of securing financing for each project. We intend to develop at least one screenplay based on the submissions we anticipate being uploaded to our website if we are able to obtain separate funding for it. There are currently no agreements in place between any funding sources and us for the production of any submissions. There can be no guarantee we will have enough funds to secure the rights of any screenplay in the future.

We intend to implement the following tasks within the next twelve months if we are able to obtain additional financing:

Secure Rights to Screenplay: (Estimated cost $10,000). We estimate it will take approximately six months to a screenplay based on our evaluation and negotiations. We will attempt to acquire any screenplay rights with the issuance of our common stock to the writer.

Pre-Production Business Plan: (Estimated cost - None). Our officers and sole director will complete this without compensation. Once we complete the above tasks, we estimate completing a pre-production business plan by the end of the first quarter of 2015. This pre-production business plan together with the preliminary screenplay, budget, shooting schedule, production board and any talent commitment will be presented to prospective directors, actors, investors and/or financiers by our management.

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

(b) Changes in Internal Controls over Financial Reporting

During the three month period ended September 30, 2014, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THUNDERCLAP ENTERTAINMENT, INC.

October 15, 2014	/s/ Gary L. Blum
Gary L. Blum
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

