Form 10-K
period 2014-12-31
Thunderclap Entertainment, Inc.
filed 2015-03-31
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 2015, based upon the last sale price of the common stock of such date: $233,500.

The number of shares of the registrant’s common stock issued and outstanding as of March 30, 2015 was 16,485,000.

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

On September 15, 2009, we issued 15,000,000 shares of our common stock, valued at $0.0001 per share, to our 5 founders, which includes 250,000 common shares to our president, Michael F. Matondi, III and 1,000,000 common shares to our chief executive officer and sole director, Gary L. Blum, in exchange for organizational services incurred since our incorporation at a price of $0.0001 per share and valued at $25 and $100, respectively. We also issued 13,750,000 common shares to 3 other founders for services rendered at a price of $0.0001 per share valued at $1,375. From September 27, 2009 to April 18, 2010, we sold and issued 1,485,000 shares of our common stock at a price of $0.10 per share for $148,500 to 25 individuals. From January 1, 2011, to April 30, 2011, our burn rate was approximately $4,500 per month. We estimate our 2015 monthly burn rate to be approximately $400 per month, which will consist of miscellaneous office expenses, rent, and professional fees. We believe that our present capital is insufficient to cover our monthly burn rate for the next 12 months; however, our majority shareholder has orally agreed to continue to provide us with working capital to fund our overhead. We believe that we will require approximately $10,000 to $100,000 in either cash or our common stock to accomplish the goals set out in our plan of operation. We intend to use our common stock to accomplish these goals in order to conserve our cash. To the extent we are unable to accomplish our goals with the issuance of common stock for services and products, then we intend to raise additional capital from investors through the sale of our common stock. Our principal business, executive and registered statutory office is located at 201 Santa Monica Blvd., Suite 300, Santa Monica, CA 90401 and our telephone number is (310) 576-4758, fax (310) 388-5899 and email contact is submissions@thunderclapinc.com. Our URL address is www.thunderclapinc.com.

Business

We are a development stage enterprise that was formed to develop and produce low-budget, feature length motion pictures and other entertainment related projects. We also intend to acquire scripts and the rights to projects. We have had limited operations and have limited financial resources. We have not yet begun any entertainment projects although we have held discussions with numerous film and television producers to participate in and/or acquire some of their projects. Our auditors indicated in their report on our financial statements (the “Report”) that “the Company’s lack of business operations and continuing losses raise substantial doubt about its ability to continue as a going concern.” Our operations to date have been devoted primarily to start-up and development activities as well as research on various film projects that we may decide to promote if we can secure financing. We have also had discussions with various parties regarding the development of reality-based television shows. In 2015, we plan to increase our efforts to joint venture with other low budget producers on the development and production of commercial, feature-length, low-budget motion pictures having budgets of up to $2 million dollars. We also plan to acquire completed films by issuing stock for their acquisition and intend to devote some of our efforts to film distribution based on relationships we have been able to develop in 2014. We plan to continue to utilize our website to solicit projects from writers, directors, producers and agents. We anticipate promoting any film properties received through our website by assembling a business plan for presentation to prospective investors and financiers, consisting of the screenplay, a budget, shooting schedule, production board and identification of recognizable actor(s) or director(s) for the film. We also intend to continue discussions with various film distributors to determine what our best options are for the distribution of a completed project. We plan to offer grants of our stock or options to acquire our stock in order to secure screenplays, treatments, actors’ participation and directors’ participation in our films. A treatment is a written sketch outlining the plot, characters, and action for a screenplay but not including certain elements of a finished screenplay, such as camera directions and dialogue. There can be no assurance that writers, actors and/or directors, in exchange for their participation in a film, will ever consider our stock in exchange for their screenplays or services. Any such grants of stock may involve substantial dilution to our existing shareholders. See “Risk Factors.”

We currently do not have sufficient capital to independently finance our own film projects. We intend to rely on outside sources of financing for all film production activities. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to produce commercially successful motion picture films. In order to succeed, we must develop or acquire screenplays appropriate for production and distribution. We intend to rely on our Chairman’s and President’s access to and relationships with creative talent, including writers, actors and directors to find suitable existing screenplays. We also intend to market our website to the film industry to solicit screenplays for our consideration and intend to increase our presence on various social media websites to promote our Company and any potential projects that we are able to secure the rights for production and/or distribution. There can be no guarantee or assurance that our Chairman or President and/or our website will enable us to attract and produce commercially viable screenplays into films that will result in future profits to us.

We plan to profit from this business activity by exclusively owning various rights, titles, and interest in and to, any screenplay and any film derived from it and also capitalizing on other marketing opportunities associated with these properties including, but not limited to, the publishing and promotion of associated music, the incorporation of original songs on sound tracks for subsequent use in promotion, sound track albums, story-telling records and the licensing of merchandising rights. Motion picture revenue is derived from the worldwide licensing of a film to several distinct markets, each having its own distribution network and potential for profit. The selection of the distributor for each of our feature films will depend upon a number of factors. Our most basic criterion is whether the distributor has the ability to secure bookings for the exhibition of the film on satisfactory terms or whether we, if we assume distribution efforts, are able to secure bookings. We will consider whether, when and in what amount the distributor will make advances to us. We will also consider the amount and manner of computing distribution fees and the extent to which the distributor will guarantee certain print, advertising and promotional expenditures.

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

Since September 10, 2009 (our inception) to December 31, 2014, we have not generated any revenues and have a net loss of $(207,485). We anticipate generating revenues within the first twelve months after we have secured separate financing for our first film or entertainment project. We believe that we have insufficient working capital to continue our operations for the next 12 months without the need to seek additional financing, based on loans from our shareholders and the oral agreement of our majority shareholder to continue to fund our overhead. In the event our shareholders are unwilling or unable to advance us funds, we will not have sufficient working capital. We currently have two officers and a sole director. These individuals allocate time and personal resources to us on a part-time basis and devote approximately 10 hours per week to us. One of our shareholders, who is neither an officer or director and who owns less than 10% of our common stock, has advanced $12,000 as an interest-free demand loan and has orally agreed to defer payment until we are financially able to repay it. Our majority shareholder has advanced us $35,231 as an interest-free demand loan and has orally agreed to defer payment until we are able to repay it.

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

Financing Strategy

We will not be able to produce a feature film on our own without additional outside financing in order to produce a film. Primary responsibility for the overall planning, financing and production of each motion picture will rest with our management. For each motion picture we plan to employ an independent film director who will be responsible for, or involved with, many of the creative elements, such as direction, photography, and editing. All decisions will be subject to budgetary restrictions and our business control, although we will permit an independent director to retain reasonable artistic control of the project, consistent with its completion within strict budget guidelines and the commercial requirements of the picture. We cannot provide any guarantee that we will be able to ever employ a competent independent film director in the future to manage our anticipated films. We intend to assemble a film package, which we define as a script, budget, a business plan that outlines a plan for producing the film and identifies a producer.

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

By virtue of using Canada as our primary shooting location, we may be able to obtain financial support from the Canadian federal and provincial governments. By filming in Canada, we expect to be able to borrow against tax credits obtained through Canadian federal and provincial production services tax credits. These tax credits will enable to us to recover 27% to 33% of eligible labor costs, or approximately 13.5% to 16.5% of our total production budget. Canadian banks commonly allow producers to borrow against such tax credits in producing motion pictures. We may also be able to access foreign government financing through international co-productions with treaty countries and are looking at opportunities with some of the production companies that we have had discussions with in shooting in various states with favorable tax credits such as Michigan, Louisiana and Mississippi.

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

We intend to release our films in the United States through existing distribution companies, primarily independent distributors. We will retain the right for ourselves to market the films on a jurisdiction-by-jurisdiction basis throughout the rest of the world and to market television and other uses separately. In many instances, depending upon the nature of distribution terms available, it may be advantageous or necessary for us to license all, or substantially all, distribution rights through one major distributor. We also intend to pursue distribution arrangements ourselves by contacting foreign sales agents to assist us.

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

Status Of Any Publicly Announced New Products And Services

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

Item 1A. Risk Factors

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

We are a development stage enterprise that was incorporated in September 2009 and we have not realized revenues. We have no operating history upon which an evaluation of our future prospects can be made. From our inception on September 10, 2009 to December 31, 2014, we have incurred a net loss of $(207,485). Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the entertainment and film production industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to secure screenplays, attract talent and produce feature films. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

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

Our auditor’s report on our December 31, 2014 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Moreover, our officers may be unable or unwilling to loan or advance us any funds. See “Audited Financial Statements - Auditors Report.”

Because we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors. We incurred a $(207,485) net loss for the period from inception to December 31, 2014 and we have no revenue. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our films. We plan to seek additional funds through private placements of our common stock. Private placements of our common stock may involve substantial dilution to our existing shareholders. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

If we are unable to obtain additional funding, our business operation will be harmed, and if we do obtain additional funding, our then existing shareholders may suffer substantial dilution.

We have limited financial resources. As of December 31, 2014, we had $151 of cash on hand and total assets of $151. If we are unable to develop our business or secure additional funds our business would fail and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

The Securities and Exchange Commission (“SEC”) adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our audited balance sheet reflects that we have $151 of cash, which is our only asset and, therefore, we may be defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we are looking into exploring), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

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

We are also heavily dependent on outside web consultants to expand our website, if we so desire. If a consultant does not fulfill its duties, we may not be able to find another consultant with specific expertise to expand our website.

We currently have a website that we believe will help us attract screenplays and story concepts. It is a basic website at www.thunderclapinc.com; however, functionality is limited. We intend to use the website as a promotional and recruiting tool for potential industry professionals as well as a tool for recruiting young screen writers. We may further develop our website in 2015. If our website is not further developed, we may not be able to adequately access the pool of writing talent we will need to produce commercially viable motion pictures.

RISKS RELATED TO THE OWNERSHIP OF OUR SECURITIES

Investors may lose their entire investment if we fail to implement our business plan.

As a development-stage enterprise, we expect to face substantial risks, uncertainties, expenses and difficulties. We were formed on September 10, 2009. We have no demonstrable operations record, on which you can evaluate our business and prospects. We have yet to begin production on any entertainment projects. As of the date of this Annual Report on Form 10-K, we have had only limited operations and generated no revenues. We cannot guarantee that we will be successful in accomplishing our objectives. Taking these facts into account, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in Annual Report on Form 10-K. In addition, our lack of operating capital could negatively impact the value of our common shares and could result in the loss of your entire investment.

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

There has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We have not entered into any agreement with a market maker to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA. There can be no assurance that we will subsequently identify an market maker and, to the extent that we identify one, enter into an agreement with it to file an application with FINRA or that the market maker’s application will be accepted by FINRA. We cannot estimate the time period that the application will require for FINRA to approve it. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether:

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

All of the presently 16,485,000 outstanding shares of common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space was $200 per month from January 2013 to May 2013 and $100 per month from June 2013 to December 2014. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA. The Company recorded rent expense of $1,300 in 2014 and $1,700 in 2013.

Item 3. Legal Proceedings

We are not a party to any legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Common Stock Currently Outstanding

As of December 31, 2014, we have 16,485,000 shares of our common stock outstanding.

Holders

As of the date of this Report, we had 33 stockholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as our Director deems relevant.

Transfer Agent

We have not presently secured an independent stock transfer agent. We have identified several agents to retain and will make a decision on which transfer agent to utilize when we apply for our stock symbol.

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

Item 6. Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This Annual Report on Form 10−K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this Report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” in Item 1 above.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the years ended December 31, 2014 and December 31, 2013 and for the period from September 10, 2009 (inception) through December 31, 2014. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of California on September 10, 2009 with fiscal year end in December 31. We are a development stage enterprise that seeks to become an independent film production company, to develop and produce low-budget, independent feature films under $2,000,000. Since beginning operations in September 2009, we have not developed or produced any films and we have accumulated losses in the amount of ($207,485) as of December 31, 2014. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

As of December 31, 2014 and 2013, we had $151 and $2,101 cash, respectively, on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of December 31, 2014 and 2013, our related party advances from two of our shareholders were $47,231 and $31,710, respectively.

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

We have no current plans, preliminary or otherwise, to merge with any other entity; however, we intend to look at any opportunities that we believe will enhance our shareholders’ value.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2014 and 2013 together with notes thereto, which are included in this Annual Report on Form 10-K.

Year ended December 31, 2014 compared with the year ended December 31, 2013

Revenues. We had no revenues for the years ended December 31, 2014 and 2013.

Operating expenses. Operating expenses include general and administrative expenses, professional fees, rent expense and depreciation expense. In total, operating expenses increased $11,475 or 127.3% to $20,492 for the year ended December 31, 2014 from $9,017 for the year ended December 31, 2013. The components of operating expenses are discussed below.

General and administrative expenses increased by $10,089 or between 2014 and 2013 to $10,372 from $283 or 3,565%. The increase between 2014 and 2013 is primarily attributable to increases in business licenses, travel and entertainment, and taxes and related tax penalties.

Professional fees increased $2,337 to $8,820 in 2014 from $6,484 in 2013, or 36.0%. This increase was primarily due to the increase in our accounting fees in 2014.

Rent expense decreased $400 to $1,300 for the year ended December 31, 2014 from $1,700 for the year ended December 31, 2013, or 23.5%.

Depreciation expense decreased $550 to $0 for the year ended December 31, 2014 compared with $550 in 2013, or 100%. This decrease is due to our equipment being fully depreciated.

Taxes increased $5,179 to $5,179 for the year ended December 31, 2014 from $0 for the year ended December 31, 2013, or an increase of 100%. The increase was due to the payment of the prior and current years’ taxes in 2014.

Net Loss. Our net loss increased to $20,492 for the year ended December 31, 2014 from $5,767 for the comparable period in 2013, or an increase of $14,725 or 255.3%. The increase is primarily attributable to an increase general and administrative expense, professional fees and the nonoccurrence of the one-time recognition of other income from the write-off of accounts payable to a vendor.

Liquidity and Capital Resources. In 2014 and 2013, we did not issue any shares for capital. In April 2011, one of our minority shareholders, who is neither an officer or director, and who owns less than 10% of our issued and outstanding common stock, loaned us $12,000 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. From May 2011 to December 31, 2012, our majority shareholder loaned us $12,177 interest-free and has orally agreed to defer repayment until we are financially able to repay the loan. In 2014 and 2013, our majority shareholder advanced us $15,520 and $7,534, respectively. The advances are interest-free and he has orally agreed to defer repayment until we are financially able to repay him. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $151 and $2,101 as of December 31, 2014 and 2013, respectively, consisting of $151 and $2,101 in cash. Our working capital deficit was $49,935 as of December 31, 2014.

Our total liabilities are $50,086 and $32,844 as of December 31, 2014 and 2013, respectively, consisting of $50,086 and $32,844 in current liabilities, which includes $2,855 and $1,134, respectively of accounts payable and of $47,231 and $31,710, respectively in advances from shareholders.

Our total stockholders’ deficit is $49,935 and $30,743 as of December 31, 2014 and 2013, respectively and our accumulated deficit is $207,485 as of December 31, 2014.

We had no cash provided by investing activities in the year ended December 31, 2014.

We had $15,520 and $7,534 in cash provided by financing activities for the year ended December 31, 2014 and 2013, respectively.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of December 31, 2014.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended December 31, 2014 and 2013, respectively.

Plan of Operation

Our business strategy is to begin to actively market our website (www.thunderclapinc.com), which we believe is currently functional and can be used by writers and others to submit treatments, screenplays and other ideas for production. These submissions will be available for public to view. By the end of the first quarter of 2015, based on our efforts to use social media to increase our exposure, we hope to have multiple submissions of screenplays, treatments and other entertainment related projects and intend to continue with this method of seeking product from writers and others. We will evaluate the submissions and may commission a screenplay based on books and other ideas that we review using our stock as a form of payment. We intend to exclusively own all right, title and interest in and to the underlying screenplay and any film derived from it.

The number of screenplays to which we will be able to secure production rights during the development stage will depend upon the success of securing financing for each project. We plan to develop at least one screenplay based on the submissions we anticipate being uploaded to our website. There are currently no agreements in place between any funding sources and us for the production of any submissions. There can be no guarantee we will have enough funds to secure the rights of any screenplay in the future. We have had numerous discussions with various producers and writers and intend to joint venture or co-produce projects with them based on our ability to bring financing to the projects.

We intend to implement the following tasks within the next twelve months:

Website: (Estimated cost to complete $1,000). Developing some additional features to our website is to reach prospective screen writers as well as industry professionals. Our enhanced website, www.thunderclapinc.com, will be designed generate interest in our production concept as well as attracting new writing talent.

Secure Rights to Screen play: (Estimated cost $10,000). We estimate that we can secure the rights to a screenplay based on the discussions we have had with various producers in 2014. We will attempt to acquire any screenplay rights with the issuance of our common stock to the writer.

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

Retain Screen Writer: (Estimated cost $10,000). After a screenplay has been secured, we estimate an additional three months thereafter would be required to secure a screen writer. We intend to pay for this expense from the funding source for the production.

Completion of Screen play: (Estimated cost $10,000). We believe the screenplay can be finalized within three months.

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

Secure Distribution Agreements: (Estimated cost $2,500). Upon completion of the film/production process we plan to seek and secure distribution agreements and/or market the projects to foreign sales agents and distributors ourselves.

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

Item 8. Financial Statements and Supplementary Data

Our audited financial statements are set forth in this Annual Report beginning on page F-1.

THUNDERCLAP ENTERTAINMENT, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders

Thunderclap Entertainment, Inc.

We have audited the accompanying balance sheets of Thunderclap Entertainment (the “Company”) as of December 31, 2014 and 2013, and their related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended December 31, 2014 and 2013. , in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had an accumulated deficit of $207,485 since inception and the Company has had no revenue since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA

March 31, 2015

FINANCIAL INFORMATION

THUNDERCLAP ENTERTAINMENT, INC.

Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$151	$2,101
Total current assets	151	2,101

TOTAL ASSETS	$151	$2,101

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$2,855	$1,134
Advances from shareholders	47,231	31,710
Total current liabilities	50,086	32,844

TOTAL LIABILITIES	50,086	32,844

STOCKHOLDERS’ DEFICIT
Common Stock; Authorized 50,000,000 common shares, no par, 16,485,000 shares issued and outstanding on December 31, 2014 and December 31, 2013, respectively	150,000	150,000
Additional Paid-in Capital	7,550	6,250
Accumulated Deficit	(207,485)	(186,993)
TOTAL STOCKHOLDERS’ DEFICIT	(49,935)	(30,743)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$151	$2,101

The accompanying notes are an integral part of these financial statements.

THUNDERCLAP ENTERTAINMENT, INC.

Statements of Operations

	For the year ended December 31, 2014	For the year ended December 31, 2013
Revenue	$-	$-
Cost of Revenue	-	-
Gross Profit	-	-

Expenses

General & Administrative Expenses	10,372	283
Professional and Consulting Fees	8,820	6,484
Rent Expense	1,300	1,700
Depreciation Expense	-	550
Operating expenses	$20,492	$9,017

Operating loss	(20,492)	(9,017)

Other Income	-	3,250

Net Loss for the Period	$(20,492)	$(5,767)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	16,485,000	16,485,000

The accompanying notes are an integral part of these financial statements.

Thunderclap Entertainment, Inc.

Statements of Cash Flows

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
OPERATING ACTIVITIES
Net loss	$(20,492)	$(5,767)
Adjustments to reconcile net loss to net cash used by operating activities:	1,300	1,700
Changes in operating assets and liabilities:
Accounts payable	1,722	(2,117)
Depreciation	-	550

Net cash used in operating activities	(17,470)	(5,634)

FINANCING ACTIVITIES:
Advances from shareholders	15,520	7,534
Net cash provided by financing activities	15,520	7,534

Net increase (decrease) in cash	(1,950)	1,900

Cash, at beginning of period	2,101	201

Cash, at end of period	$151	$2,101

Supplemental cash flow information:
Interest paid	-	-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Thunderclap Entertainment, Inc.

Statement of Changes in Stockholders’ Deficit

			Additional
	Common Stock		Paid-in	Deficit	Shareholders’
	Shares	Amount	Capital	Accumulated	Deficit

Balances, January 1, 2012	16,485,000	$150,000	$4,550	$(181,226)	$(26,676)
Capital Contribution	-	-	1,700	-	1,700
Net loss	-	-	-	(5,767)	(5,767)
Balances, December 31, 2013	16,485,000	$150,000	$6,250	$(186,993)	$(30,743)
Capital Contribution	-	-	1,300	-	1,300
Net loss	-	-	-	(20,492)	(20,492)
Balances, December 31, 2014	16,485,000	$150,000	$7,550	$(207,485)	$(49,935)

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompany financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) promulgated in the United States of America.

Going Concern

The Company’s audited condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a source of revenues to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management intends to focus on raising additional funds for the next six months forward. We cannot provide any assurance or guarantee that we will be able to generate revenues. Potential investors must be aware if we were unable to raise additional funds through the sale of our common stock and generate sufficient revenues, any investment made into the Company would be lost in its entirety.

The Company has net losses for the period from September 10, 2009 (inception) to December 31, 2014 of $207,485. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2014 and 2013.

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

As of January 1, 2009, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2009 through 2014 California Franchise Tax Returns. However, we have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

For the year ended December 31, 2014 and 2013 we recognized $0 and $0, respectively, for depreciation expense on our equipment, which is fully depreciated.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2014 and 2013.

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

In August 2014, the FASB issued ASU No. 2014-15,“Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company elected to adopt ASU 2014-15 effective with these financial statements. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 2.

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

NOTE 3 – INCOME TAXES

As of December 31, 2014, the Company had a net operating loss carry forward of $207,485 that may be available to reduce future years’ taxable income through 2034.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	December 31, 2014	December 31, 2013
Deferred tax assets:	-	-
Net operating tax carry-forwards	$207,485	186,993
Gross deferred tax asset	207,485	186,993
Valuation allowance	(207,485)	(186,993)
Net deferred tax assets	$-	-

	December 31, 2014	December 31, 2013

Income tax benefit at U.S federal statutory rate	$(80,919)	(72,927)
Change in valuation allowance	80,919	72,927
Net deferred tax assets	$-	-

The Company files federal and California income tax returns subject to statutes of limitations. The years ended December 31, 2014 and 2013 are subject to examination by federal and state authorities.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 4 – STOCKHOLDERS’ DEFICIT

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

As of December 31, 2014 and 2013, there are 16,485,000 shares of common stock outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company’s majority shareholder is its legal counsel. In April 2011, one of our minority shareholders, who is neither an officer or director, and who owns less than 10% of our issued and outstanding common stock, loaned us $12,000 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. From May 2011 to December 31, 2012, our majority shareholder loaned us $12,177. In 2014 and 2013, our majority shareholder advanced us $15,520 and $7,534, respectively. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholders have orally agreed not to seek repayment until the Company is financially able to repay it.

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides varies between $200 and $100 per month. From January 2013 to May 2013 it was $200 per month and from June 2013 to December 2013 it was $100 per month. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA. The Company recorded rent expense of $1,300 and $1,700 in 2014 and 2013, respectively and it is recorded as a contribution by the shareholder.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2014 and 2013 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2014 and 2013.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2014. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)
Gary L. Blum	74	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary

Michael F. Matondi, III	41	President

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

Board of Directors

Our sole director holds office until the completion of his term of office, which is not longer than one year, or until his successor(s) have been elected. Our sole director’s term of office expires on March 1, 2016. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the last two fiscal years ended December 31, 2014 and 2013, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
1Gary L. Blum CEO, CFO	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-

2Michael F. Matondi, III, President	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards during the period ended December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 13, 2015, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of January 31, 2015, we had 16,485,000 shares of common stock outstanding, which are held by 31 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

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

Item 14. Principal Accountant Fees and Services.

During the last two fiscal years, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the year ended December 31, 2014, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2014.

	Year ended December 31,
	2014	2013

Audit Fees	$2,500	$2,000
Audit-Related Fees	$3,000	$2,250
Tax Fees	$-	$-
All Other Fees	$-	$-

Pre-Approval Policy

Our Director pre-approves all services provided by our auditors. Prior to the engagement of our auditor, for any non-audit or non-audit related services, our Director must conclude that such services are compatible with the independence of our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBITS

The following exhibits are filed as part of this registration statement, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation
3.2	Bylaws
14.1	Code of Ethics
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

SignatureS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDERCLAP ENTERTAINMENT, INC.

March 31, 2015	/s/ Gary L. Blum
Gary L. Blum
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2015	/s/ Gary L. Blum
Gary L. Blum
Chief Financial Chairman and Chief Executive Officer (Principal Executive Officer) and Officer (Principal Accounting and Financial Officer) and Sole Director

