Form 10-Q
period 2015-03-31
Thunderclap Entertainment, Inc.
filed 2015-05-15
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2015, the number of shares outstanding of the issuer’s sole class of common stock, no par value per share, is 16,485,000.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THUNDERCLAP ENTERTAINMENT, INC.

Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$188	$151
Total Current Assets	188	151

TOTAL ASSETS	$188	$151

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable	$2,951	$2,855
Advances from Shareholders	50,626	47,231
Total Current Liabilities	53,577	50,086

TOTAL LIABILITIES	53,577	50,086

STOCKHOLDERS’ DEFICIT
Common Stock; Authorized 50,000,000 common shares, no par, 16,485,000 issued and outstanding on March 31, 2015 and December 31, 2014, respectively	150,000	150,000
Additional Paid-in Capital	7,850	7,550
Accumulated Deficit	(211,239)	(207,485)
TOTAL STOCKHOLDERS’ DEFICIT	(53,389)	(49,935)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$188	$151

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thunderclap Entertainment, Inc.

Statements of Operations

	For the Three Months ended March 31, 2015	For the Three Months ended March 31, 2014

Revenue	$-	$-
Cost of Revenue	-	-
Gross Profit	-	-

Expenses

General & Administrative Expenses	36	-
Professional and Consulting Fees	3,417	2,000
Rent Expense	300	300
Stock-based Compensation	-	-
Website Development	-	-
Depreciation Expense	-	-
Operating expenses	3,753	$2,300

Operating loss	(3,753)	(2,300)

Net Loss for the Period	$(3,753)	$(2,300)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding Basic and diluted	16,485,000	16,485,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thunderclap Entertainment, Inc.

Statements of Cash Flows

	For the Three Months Ended Mar. 31, 2015	For the Three Months Ended Mar. 31, 2014
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(3,753)	$(2,300)
Adjustments to reconcile net loss to net cash provided by operations:
Rent	300	300

Changes in operating assets and liabilities:
Accounts payable	95
Net cash used in operating activities	(3,358)	(2,000)

FINANCING ACTIVITIES
Advances from shareholders	3,395	170

Net cash provided by financing activities	3,395	170

Net increase (decrease) in cash	37	(1,830)

Cash, at beginning of period	151	2,101

Cash, at end of period	$188	$271

Supplemental disclosure of non-cash investing and financing activities:

Supplemental cash flow information:
Interest paid	-	-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thunderclap Entertainment, Inc.

Notes to Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed balance sheet of Thunderclap Entertainment, Inc. (the “Company”) as of March 31, 2015, and the condensed statements of operations for the three-month period ended March 31, 2015 and the three-month period ended March 31, 2014, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of March 31, 2015, and the results of operations for the three-months ended March 31, 2015 and for the three-months ended March 31, 2014.

Certain information and notes normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These condensed financial statements should be read in conjunction with the audited financial statements and notes to financial statements as of December 31, 2014 and calendar year then ended.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of and for the three months ended March 31, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of March 31, 2015 and December 31, 2014.

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

Loss per Share

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2015 and 2014.

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

Thunderclap Entertainment, Inc.

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

As of March 31, 2015, there are 16,485,000 shares of common stock outstanding.

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

The Company’s majority shareholder is its legal counsel. In April 2011, a shareholder advanced the Company $12,000 to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it. From May 2011 to December 2011, our majority shareholder advanced $2,466 to fund working capital expenses. From 2012 to 2014, our majority shareholder advanced us $32,766. During the three months ended March 31, 2015 and 2014, this shareholder advanced $3,395 and $170, respectively. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholder has agreed not to seek repayment until the Company is financially able to repay it.

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $100 per month. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA. The Company recorded rent expense of $300 for the three months ended March 31, 2015 and $300 for the three months ended March 31, 2014.

NOTE 6 – GOING CONCERN

The Company’s financial statements are prepared using GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a source of revenues to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The Company has accumulated deficit as of to March 31, 2015 of $211,239. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 – COMMITMENT

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $100 per month. The Company recorded rent expense for March 31, 2015 and March 31, 2014 of $300 and $300, respectively.

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

Thunderclap Entertainment, Inc.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2015 and March 31, 2014 and for the period from September 10, 2009 (inception) through March 31, 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of California on September 10, 2009 with fiscal year end in December 31. We are a company that seeks to become an independent film production company, to develop and produce low-budget, independent feature films under $2,000,000. Since beginning operations in September 2009, we have not developed or produced any films and we have accumulated losses in the amount of $211,239 as of March 31, 2015. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

Thunderclap Entertainment, Inc.

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

As of March 31, 2015, we had $188 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next three months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of March 31, 2015, the Company borrowed $50,626 from two of its shareholders.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2015 and 2014, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Thunderclap Entertainment, Inc.

Three months ended March 31, 2015 compared with the three months ended March 31, 2014

Revenues. We had no revenues for the three months ended March 31, 2015 and 2014.

Operating expenses. Operating expenses include general and administrative expenses, professional and consulting fees, rent expense, website development and depreciation. In total, operating expenses increased $1,083 or 88.99% to $2,300 for the three months ended March 31, 2015 from $1,217 for the three months ended March 31, 2014. The components of operating expenses are discussed below.

●	General and administrative expenses increased by $37 or 100.00% between 2015 and 2014 to $37 from $0. The increase between 2015 and 2014 is primarily attributable to decrease in bank fees.

●	Professional fees increased by $1,418 between 2015 and 2014 to $3,417 from $2,000. The increase between 2015 and 2014 is primarily attributable to audit related fees.

●	Rent expense remained constant between 2015 and 2014 at $300 year comparable period. This is attributable to the imputed rent expense that we recognize as additional paid-in capital and not based on actual rent we pay.

Net Loss. Our net loss increased to $3,754 for the three months ended March 31, 2015 from $2,300 for the comparable period in 2014, or an increase of $1,454. The increase is primarily attributable to an increase in professional fees.

Liquidity and Capital Resources. In 2015, we did not issue any shares for capital. For the three months ended March 31, 2015, our majority shareholder loaned us $3,395. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $188 as of March 31, 2015, consisting of $188 in cash. Our working capital deficit was $53,389 as of March 31, 2015.

Our total liabilities are $53,577 as of March 31, 2015, consisting of $53,577 in current liabilities, which includes $2,951 of accounts payable and advances from shareholders of $50,626.

Our total stockholders’ deficit is $53,389 as of March 31, 2015, and an accumulated deficit of $211,239 as of March 31, 2015.

We had $3,358 in net cash used in operating activities for the three months ended March 31, 2015, which included $3,753 in net loss, which amount was offset by $300 in rent expensed and $95 in accounts payable.

We had no cash provided by investing activities in the three months ended March 31, 2015.

We had $3,395 cash provided by financing activities for the three months ended March 31, 2015.

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

Thunderclap Entertainment, Inc.

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2015.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2015 and March 31, 2014, respectively.

Plan of Operation

Our business strategy is to continue to actively market our website (www.thunderclapinc.com), to writers and others to submit treatments, screenplays and other ideas for production. We may set up a virtual data room whereby writers and others will be able to view their submissions and the materials submitted by others. We have met with various producers and are reviewing their projects. By the end of the second quarter of 2015, based on our efforts to use social media to increase our exposure, we hope to have additional submissions of screenplays, treatments and other entertainment related projects to evaluate and intend to continue with this method of seeking product from writers and others. We intend to use our stock as a form of payment for any submissions that we are interested in acquiring. We intend to exclusively own all right, title and interest in and to the underlying screenplay and any film derived from it.

The number of screenplays to which we will be able to secure production rights during the development stage will depend upon the success of securing financing for each project. We plan to develop at least one screenplay based on the submissions we anticipate being uploaded to our website or from our in person meetings with other production companies. There are currently no agreements in place between any funding sources and us for the production of any submissions. There can be no guarantee we will have enough funds to secure the rights of any screenplay in the future. We have had numerous discussions with various producers and writers and intend to joint venture or co-produce projects with them based on our ability to bring financing to the projects.

We intend to implement the following tasks within the next twelve months:

Secure Rights to Screenplay: (Estimated cost $10,000). We estimate that we can secure the rights to a screenplay based on the discussions we have had with various producers in 2014. We will attempt to acquire any screenplay rights with the issuance of our common stock to the writer.

Pre-Production Business Plan: (Estimated cost - None). Our officers and sole director will complete this without compensation. Once we complete the above tasks, we estimate completing a pre-production business plan by the end of the second quarter of 2015. This pre-production business plan together with the preliminary screenplay, budget, shooting schedule, production board and any talent commitment will be presented to prospective directors, actors, investors and/or financiers by our management.

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended March 31, 2015.

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

(b) Changes in Internal Controls over Financial Reporting

During the three month period ended March 31, 2015, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INHERENT LIMITATIONS OF INTERNAL CONTROLS

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition use or disposition of our assets that could have a material effect on the financial statements.

Thunderclap Entertainment, Inc.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) The following exhibits are filed with this quarterly report on Form 10Q/A or are incorporated herein by reference:

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

THUNDERCLAP ENTERTAINMENT, INC.

May 15, 2015	/s/ Gary L. Blum
Gary L. Blum
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

