Form 10-Q
period 2015-06-30
Thunderclap Entertainment, Inc.
filed 2015-08-03
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 30, 2015, the number of shares outstanding of the issuer’s sole class of common stock, no par value per share, is 16,485,000.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THUNDERCLAP ENTERTAINMENT, INC.

Condensed Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash	$208	$151
Total current assets	208	151

TOTAL ASSETS	$208	$151

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$325	$2,855
Advances from shareholders	51,646	47,231
Total current liabilities	51,971	50,086

TOTAL LIABILITIES	51,971	50,086

STOCKHOLDERS’ DEFICIT
Common stock; authorized 50,000,000 common shares, no par, 16,485,000 shares issued and outstanding on June 30, 2015 and December 31, 2014, respectively	150,000	150,000
Additional paid-in capital	8,150	7,550
Accumulated deficit	(209,913)	(207,485)
TOTAL STOCKHOLDERS’ DEFICIT	(51,763)	(49,935)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$208	$151

The accompanying notes are an integral part of these condensed financial statements.

Thunderclap Entertainment, Inc.

Condensed Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Expenses
General & administrative expenses	$-	$2,998	$36	$2,998
Professional and consulting fees	1,000	1,139	4,417	3,139
Rent expense	300	300	600	600

Total expenses	1,300	4,437	(5,053)	(6,737)

Operating loss	(1,300)	(4,437)	(5,053)	(6,737)

Other income	2,626	-	2,626	-

Net income (loss) for the period	$1,326	$(4,437)	$(2,427)	$(6,737)

Earnings/Loss per share- Basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	16,485,000	16,485,000	16,485,000	16,485,000

The accompanying notes are an integral part of these condensed financial statements.

Thunderclap Entertainment, Inc.

Condensed Statements of Cash Flows (Unaudited)

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Operating Activities
Net loss	$(2,427)	$(6,737)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash related party rent	600	600

Changes in operating assets and liabilities:
Accounts payable	(2,531)	(1,134)

Net cash used in operating activities	(4,358)	(7,271)

Financing Activities
Advances from shareholders	4,415	5,408

Net cash provided by financing activities	4,415	5,408

Net (decrease) increase in cash	57	(1,863)

Cash, at beginning of period	151	2,101

Cash, at end of period	$208	$238

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Thunderclap Entertainment, Inc.

Notes to Condensed Financial Statements (Unaudited)

NOTE 1 -  UNAUDITED INFORMATION

The balance sheet of Thunderclap Entertainment, Inc. (the “Company”) as of June 30, 2015, the statements of operations for the three and six month period ended June 30, 2015, and the statement of cash flows for the six months period ended June 30, 2015 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of June 30, 2015, and the results of operations for the three months ended June 30, 2015 and the six months ended June 30, 2015.

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

NOTE 2 - NATURE OF BUSINESS

The Company was incorporated under the laws of the state of California on June 10, 2009, under the name Thunderclap Entertainment, Inc. The Company has limited operations and is developing a business plan as a producer of low-budget motion pictures. To date, its business activities have been limited to organizational matters, research of film scripts and raising capital. It has not yet realized any revenues from its planned operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements as of December 31, 2014 on Form 10-K filed with the Securities and Exchange Commission on March 31, 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2015 and December 31, 2014.

Thunderclap Entertainment, Inc.

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

Earnings (loss) per Share

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

Fair Value of Financial Instruments

The Company‘s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2015 and 2014.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans).

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.

c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

Thunderclap Entertainment, Inc.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.

c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

We do not expect the effective implementation of this ASU, beginning in fiscal 2017, to materially impact future disclosures.

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

As of June 30, 2015, there are 16,485,000 shares of common stock outstanding. There were no shares issued during the six months ended June 30, 2015.

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

The Company’s majority shareholder is its legal counsel. During the six months ended June 30, 2015 and 2014, this shareholder advanced $4,415 and $5,408, respectively. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it.

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $100 per month commencing in May 2014. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA. The Company recorded rent expense of $600 for the six months ended June 30, 2015.

Thunderclap Entertainment, Inc.

NOTE 6 - GOING CONCERN

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

Management intends to focus on raising additional funds for the third and fourth quarters going forward. The Company cannot provide any assurance or guarantee that it will be able to generate revenues. Potential investors must be aware if it is unable to raise additional funds through the sale of its common stock and generate sufficient revenues, any investment made into the Company would be lost in its entirety.

The Company has net losses for the period from September 10, 2009 (inception) to June 30, 2015 of ($209,913). The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended June 30, 2015 and June 30, 2014 and for the six months ended June 30, 2015 and June 30, 2014. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of California on June 10, 2009 with fiscal year end in December 31. We are a development stage enterprise that seeks to become an independent film production company, to develop and produce low-budget, independent feature films under $2,000,000. Since beginning operations in June 2009, we have not developed or produced any films and we have accumulated losses in the amount of $209,613 as of June 30, 2015. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

As of June 30, 2015, we had $208 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next six months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of June 30, 2015, the Company borrowed $51,646 from two of our shareholders.

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

We have no current plans, preliminary or otherwise, to merge with any other entity although we may consider such plans in the future. We are in discussions with a number of producers to acquire their completed films for distribution.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2015 and 2014, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2015 compared with the three months ended June 30, 2014

Revenues. We had no revenues for the three months ended June 30, 2015 and 2014, respectively.

Operating expenses. Operating expenses include general and administrative expenses, professional fees and rent expense. In total, operating expenses decreased by $3,137 or 70.70% to $1,300 for the three months ended June 30, 2015 compared to $4,437 for the three months ended June 30, 2014. The components of operating expenses are discussed below.

●	General and administrative expenses decreased $2,998, or 100%, in 2015 to $0 from $2,998 in 2014. The decrease in 2015 is primarily attributable to a decrease in travel and entertainment expenses.

●	Professional fees decreased $139, or 12.2% in 2015 to $1,000 from $1,139 in 2014. The decrease is attributable to audit and review related fees and Edgar filing fees.

●	Rent expense remained constant at $300 in 2015 compared to 2014. The lack of change is attributable to the Company imputing rent expense at $100 per month.

Other Income. Other income increased by $2,626, or 100%, $2,626 for the three months ended June 30, 2015 compared to $0 for the comparable period in 2014. The increase in other income is a result of a one-time write-off of $2,626 in accounts payable in 2015 due to a vendor forgiving the payable.

Net Income (loss). Our net income was $1,326 for the three months ended June 30, 2015 compared with a net loss of ($4,437) for the comparable period in 2014, or an increase of $5,763 or 129.9%. The increase is primarily attributable to the gain from the one-time write-off of $2,626 in accounts payable and a decrease in travel and entertainment expenses.

Six months ended June 30, 2015 compared with the six months ended June 30, 2014

Revenues. We had no revenues for the six months ended June 30, 2015 and 2014.

THUNDERCLAP ENTERTAINMENT, INC.

Operating expenses. Operating expenses include general and administrative expenses, professional fees and rent expense. In total, operating expenses decreased $1,684, or 25%, to $5,053 for the six months ended June 30, 2015 compared to $6,737 for the comparable period ended June 30, 2014. The components of operating expenses are discussed below.

●	General and administrative expenses decreased $2,962, or 98.80%, to $36 for the six months ended June 30, 2015 compared to $2,998 for the comparable period ended June 30, 2014. The decrease in 2015 is primarily attributable to the reduction of travel and entertainment related expenses.

●	Professional fees increased $1,278, or 40.71%, in 2015 to $4,417 from $3,139 for the comparable period in 2014. This increase was primarily attributable to the increase in our accounting and Edgar filing fees.

●	Rent expense remained constant at $600 compared to the comparable period in 2014. The lack of change in 2015 is attributable to the imputed rent expense that we recognize as additional paid-in capital of $100 per month.

Other Income. Other income increased by $2,626, or 100%, in 2015 to $2,626 in 2015 compared to $0 in the comparable period in 2014. The increase in other income is a result of a one-time write-off of $2,626 in accounts payable in 2015 due to a vendor forgiving the payable.

Net income (loss). Our net loss decreased $4,310, or 64%, to $2,427 in 2015 compared to a loss of $6,737 for the comparable period in 2014. The decrease is primarily attributable to a one time write off of an accounts payable as well as a reduction in travel and entertainment expenses.

Liquidity and Capital Resources. In 2015, we did not issue any shares for capital. In April 2011, one of our minority shareholders, who is neither an officer or director, and who owns less than 10% of our issued and outstanding common stock, loaned us $12,000 interest-free and has orally agreed to defer repayment until we are financially able to repay the loan. From May 2011 to June 2011, our majority shareholder loaned us $2,466 and from January 1, 2012 to December 31, 2012, he loaned us an additional $9,711, interest-free and has orally agreed to defer repayment until we are financially able to repay the loans. During 2014, our majority shareholder loaned us $7,534 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. From January 1, 2015 to June 30, 2015, our majority shareholder advanced us $4,415 and has orally agreed to defer repayment until we are financially able to repay the loans. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $208 as of June 30, 2015, consisting of $208 in cash. Our working capital deficit was $51,763 as of June 30, 2015.

Our total liabilities are $51,971 as of June 30, 2015, which includes $325 of accounts payable and advances from shareholders of $51,646.

Our total stockholders’ deficit is $51,763 as of June 30, 2015, and an accumulated deficit of $209,913 as of June 30, 2015.

We had $4,358 in net cash used in operating activities for the six months ended June 30, 2015, which included $2,427 in net loss, which amount was offset by $600 in rent expense and increased by $2,531 in accounts payable.

We had no cash provided by investing activities in the six months ended June 30, 2015.

We had $4,415 in cash provided by financing activities for the six months ended June 30, 2015.

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

THUNDERCLAP ENTERTAINMENT, INC.

The Company had no formal long-term lines or credit or other bank financing arrangements as of June 30, 2015.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three and six months ended June 30, 2015 and June 30, 2014, respectively.

Plan of Operation

Our business strategy is to continue to market our existing website (www.thunderclapinc.com) whereby individuals will be able to contact us and inform us of their screenplays, treatments and other projects. We have begun receiving screenplays and projects for development and we are in discussions with a number of production companies to acquire their completed films. We have decided not to allow our submissions to be available for the public to view until we have decided to proceed with an effort to fund them. We will evaluate the submissions and may commission a screenplay based on books and other ideas that we review. We intend to exclusively own all right title and interest in and to the underlying screenplay and any film derived from it.

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

We intend to implement the following tasks within the next twelve months if we are able to obtain additional financing:

Secure Rights to Screenplay: (Estimated cost $10,000). We estimate it may take approximately six months to secure a screenplay based on our evaluation and negotiations once we commence them. We will attempt to acquire any screenplay rights with the issuance of our common stock to the writer.

Pre-Production Business Plan: (Estimated cost - None). Our officers and sole director will complete this without compensation. Once we complete the above tasks, we estimate completing a pre-production business plan by the end of the third quarter of 2015. This pre-production business plan together with the preliminary screenplay, budget, shooting schedule, production board and any talent commitment will be presented to prospective directors, actors, investors and/or financiers by our management.

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three months and six months ended June 30, 2015.

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

(b) Changes in Internal Controls over Financial Reporting

During the three and six month period ended June 30, 2015, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THUNDERCLAP ENTERTAINMENT, INC.

August 3, 2015	/s/ Gary L. Blum
Gary L. Blum
Chairman and Chief Executive Officer
(Principal Executive Officer) and Chief Financial Officer
(Principal Accounting and Financial Officer)

