Form 10-Q
period 2015-09-30
Thunderclap Entertainment, Inc.
filed 2015-10-23
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 22, 2015, the number of shares outstanding of the issuer’s sole class of common stock, no par value per share, is 16,485,000.

2

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

THUNDERCLAP ENTERTAINMENT, INC.

Condensed Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash	$168	$151
Total current assets	168	151

TOTAL ASSETS	$168	$151

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$-	$2,855
Advances from shareholders	52,971	47,231
Total current liabilities	52,971	50,086

TOTAL LIABILITIES	52,971	50,086

STOCKHOLDERS’ DEFICIT
Common stock; authorized 50,000,000 common shares, no par, 16,485,000 shares issued and outstanding on September 30, 2015 and December 31, 2014, respectively	150,000	150,000
Additional paid-in capital	8,450	7,550
Accumulated deficit	(211,253)	(207,485)
TOTAL STOCKHOLDERS’ DEFICIT	(52,803)	(49,935)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$168	$151

The accompanying notes are an intergral part of these unaudited condensed financial statements.

Thunderclap Entertainment, Inc.

Condensed Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	Sept 30, 2015	Sept 30, 2014	Sept 30, 2015	Sept 30, 2014

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Expenses
General & administrative expenses	-	4,400	36	7,397
Professional and consulting fees	1,040	3,706	5,458	6,846
Rent expense	300	300	900	900

Total expenses	1,340	8,406	6,394	15,143

Operating loss	(1,340)	(8,406)	(6,394)	(15,143)

Other income	-	-	2,626	-

Net loss for the period	$(1,340)	$(8,406)	$(3,768)	$(15,143)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	16,485,000	16,485,000	16,485,000	16,485,000

The accompanying notes are an intergral part of these unaudited condensed financial statements.

Thunderclap Entertainment, Inc.

Condensed Statements of Cash Flows (Unaudited)

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Operating Activities
Net loss	$(3,768)	$(15,143)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash related party rent	900	900

Changes in operating assets and liabilities:
Accounts payable	(2,855)	1,573

Net cash used in operating activities	(5,723)	(12,670)

Financing Activities
Advances from shareholders	5,740	10,715

Net cash provided by financing activities	5,740	10,715

Net (decrease) increase in cash	17	(1,955)

Cash, at beginning of period	151	2,101

Cash, at end of period	$168	$146

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an intergral part of these unaudited condensed financial statements.

Thunderclap Entertainment, Inc.

Notes to Condensed Financial Statements (Unaudited)

NOTE 1–UNAUDITED INFORMATION

The balance sheet of Thunderclap Entertainment, Inc. (the “Company”) as of September 30, 2015, the statements of operations for the three-month and nine-month period ended September 30, 2015 and the statement of cash flows for the nine-month period ended September 30, 2015 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of September 30, 2015, and the results of operations for the three months ended September 30, 2015 and the nine months ended September 30, 2015.

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

NOTE 2–NATURE OF BUSINESS

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

NOTE 3–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2015 and December 31, 2014.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2015 and 2014.

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

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

We do not expect the effective implementation of this ASU, beginning in fiscal 2017, to materially impact future disclosures.

Thunderclap Entertainment, Inc.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4–INCOME TAXES

As of September 30, 2015 the Company had a net operating loss carry forward of $211,253 that may be available to reduce future years’ taxable income through 2035.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	As of September 30, 2015	As of December 31, 2014
Deferred tax assets:
Net operating tax carry-forwards	$71,826	70,545

Gross deferred tax asset	71,826	70,545
Valuation allowance	(71,826)	(70,545)
Net deferred tax assets	$-	-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 5–STOCKHOLDERS’ DEFICIT

The Company was formed with one class of common stock, no par value and is authorized to issue 50,000,000 common shares and 10,000,000 preferred shares. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

As of September 30, 2015, there are 16,485,000 shares of common stock outstanding. There were no shares issued during the nine months ended September 30, 2015.

NOTE 6–RELATED PARTY TRANSACTIONS

The sole officer and director of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company’s majority shareholder is its legal counsel. During the nine months ended September 30, 2015 and 2014, this shareholder advanced $5,740 and $10,715, respectively. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it.

Thunderclap Entertainment, Inc.

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $100 per month commencing in May 2014. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA. The Company recorded rent expense of $900 for the nine months ended September 30, 2015.

NOTE 7–GOING CONCERN

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

Management intends to focus on raising additional funds for the fourth quarter going forward. The Company cannot provide any assurance or guarantee that it will be able to generate revenues. Potential investors must be aware if it is unable to raise additional funds through the sale of its common stock and generate sufficient revenues, any investment made into the Company would be lost in its entirety.

The Company has net losses for the period from September 10, 2009 (inception) to September 30, 2015 of ($211,253). The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended September 30, 2015 and September 30, 2014 and for the nine months ended September 30, 2015 and September 30, 2014. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of California on September 10, 2009 with fiscal year end in December 31. We are a development stage enterprise that seeks to become an independent film production company, to develop and produce low-budget, independent feature films under $2,000,000. Since beginning operations in September 2009, we have not developed or produced any films and we have accumulated losses in the amount of $211,253 as of September 30, 2015. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

As of September 30, 2015, we had $168 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of September 30, 2015, the Company borrowed $52,971 from two of our shareholders.

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

We have no current plans, preliminary or otherwise, to merge with any other entity although we may consider such plans in the future and have held discussions with various third parties.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the nine months ended September 30, 2015 and 2014, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2015 compared with the three months ended September 30, 2014

Revenues. We had no revenues for the three months ended September 30, 2015 and 2014, respectively.

Operating expenses. Operating expenses include general and administrative expenses, professional and rent expense. In total, operating expenses decreased $7,066 or 84.1% to $1,340 for the three months ended September 30, 2015 from $8,406, for the three months ended September 30, 2014. The components of operating expenses are discussed below.

●	General and administrative expenses decreased by $4,400 or 100% between 2015 and 2014 to $0 from $4,400. The decrease between 2015 and 2014 is primarily attributable to the decrease in the state income taxes for the years’ 2010-2013.

●	Professional fees decreased $2,666 or 71.9% between 2015 and 2014 to $1,040 from $3,706. The decrease is attributable to a reduction in Edgar filing fees.

●	Rent expense remained unchanged between 2015 and 2014 at $300 for each period. This is attributable to imputed rent expense that we recognize as additional paid-in capital and not based on actual rent we pay.

Net Income (loss). Our net loss was $1,340 for the three months ended September 30, 2015 compared with net loss of $8,406 for the comparable period in 2014, or a decrease of $7,066 or 84.1%. The decrease is attributable to the payment of state income taxes and the reduction of professional fees.

Nine months ended September 30, 2015 compared with the nine months ended September 30, 2014

Revenues. We had no revenues for the nine months ended September 30, 2015 and 2014.

Thunderclap Entertainment, Inc.

Operating expenses. Operating expenses include general and administrative expenses, professional fees, and rent expense. In total, operating expenses decreased $8,749 or 57.8% to $6,394 for the nine months ended September 30, 2015 from $15,143 for the nine months ended September 30, 2014. The components of operating expenses are discussed below.

●	General and administrative expenses decreased by $7,361 or 99.5% between 2015 and 2014 to $36 from $7,397. The decrease between 2015 and 2014 is primarily attributable to the one-time payment of prior years’ state income taxes as well as a reduction in travel and entertainment related expenses.

●	Professional and consulting fees decreased $1,388 or 20.3% between 2015 and 2014 to $5,458 from $6,846. This decrease was primarily due to the decrease in our Edgar filing fees in 2015.

●	Rent expense remained constant between 2015 and 2014 at $900. This is attributable to imputed rent expense that we recognize as additional paid-in capital and not based on actual rent we pay.

Other Income. Other income increase by $2,626 or 100.0% to $2,626 for the nine months ended September 30, 2015 compared to $0 for the comparable period in 2014. The increase in other income is a result of the gain from the one-time write-off of $2,626 in accounts payable in 2015.

Net income (loss). Our net loss decreased to $3,768 or 75.1% for the nine months ended September 30, 2015 from $15,143 for the comparable period in 2014, or a decrease of $11,375. The decrease is primarily attributable to a reduction in general and administrative expense and professional fees offset by a one-time increase in other income.

Liquidity and Capital Resources. In 2015, we did not issue any shares for capital. In April 2011, one of our minority shareholders, who is neither an officer or director, and who owns less than 10% of our issued and outstanding common stock, advanced us $12,000 and during 2011, our majority shareholder loaned us $2,466. During 2014, 2013 and 2012, our majority shareholder loaned us $15,520, $7,534 and $9,711, respectively. During 2015, he loaned us $5,740. All of these advances are interest-free and they have orally agreed to defer repayment until we are able to repay the advances. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $168 as of September 30, 2015, consisting of $168 in cash. Our working capital deficit was $52,803 as of September 30, 2015.

Our total liabilities are $52,971 as of September 30, 2015, which includes $52,971 of advances from shareholders.

Our total stockholders’ deficit is $52,803 as of September 30, 2015, and an accumulated deficit of $211,253 as of September 30, 2015.

We had $5,723 in net cash used in operating activities for the nine months ended September 30, 2015, which included $3,768 in net loss, which amount was offset by $900 in rent expense and increased by $2,855 in accounts payable.

We had no cash provided by investing activities in the nine months ended September 30, 2015.

We had $5,740 in cash provided by financing activities for the nine months ended September 30, 2015.

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

Thunderclap Entertainment, Inc.

The Company had no formal long-term lines or credit or other bank financing arrangements as of September 30, 2015.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended September 30, 2015 and September 30, 2014, respectively.

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

Pre-Production Business Plan: (Estimated cost - None). Our officers and sole director will complete this without compensation. Once we complete the above tasks, we estimate completing a pre-production business plan by the end of the fourth quarter of 2015. This pre-production business plan together with the preliminary screenplay, budget, shooting schedule, production board and any talent commitment will be presented to prospective directors, actors, investors and/or financiers by our management.

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

Thunderclap Entertainment, Inc.

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

Our management does not anticipate the need to hire additional full or part-time employees over the next three (3) months, as the services provided by our officers and director appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by these two individuals. Our management’s responsibilities are mainly administrative at this early stage. While we believe that the addition of employees is not required over the next three (3) months, the professionals we plan to utilize will be considered independent contractors. We do not intend to enter into any employment agreements with any of these professionals. Thus, these persons are not intended to be employees of our Company.

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

Thunderclap Entertainment, Inc.

We believe the following is among the most critical accounting policies that impact our financial statements: We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended September 30, 2015.

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended September 30, 2015, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

October 23, 2015	THUNDERCLAP ENTERTAINMENT, INC.

/s/ Gary L. Blum
Gary L. Blum
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

