Form 10-K
period 2015-12-31
Thunderclap Entertainment, Inc.
filed 2016-03-24
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ X ] No [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2016, based upon the last sale price of the common stock of such date: $233,500.

The number of shares of the registrant’s common stock issued and outstanding as of March 22, 2016 was 16,485,000.

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

On September 15, 2009, we issued 15,000,000 shares of our common stock, valued at $0.0001 per share, to our 5 founders, which includes 250,000 common shares to our president, Michael F. Matondi, III and 1,000,000 common shares to our chief executive officer and sole director, Gary L. Blum, in exchange for organizational services incurred since our incorporation at a price of $0.0001 per share and valued at $25 and $100, respectively. We also issued 13,750,000 common shares to 3 other founders for services rendered at a price of $0.0001 per share valued at $1,375. From September 27, 2009 to April 18, 2010, we sold and issued 1,485,000 shares of our common stock at a price of $0.10 per share for $148,500 to 25 individuals. We estimate our 2016 monthly burn rate to be approximately $800 per month, which will consist of miscellaneous office expenses, rent, and professional fees. We believe that our present capital is insufficient to cover our monthly burn rate for the next 12 months; however, our majority shareholder has orally agreed to continue to provide us with working capital to fund our overhead. We believe that we will require approximately $10,000 to $100,000 in either cash or our common stock to accomplish our business goals. To the extent we are able to use our common stock to accomplish these goals, we will in order to minimize related party advances. To the extent we are unable to accomplish our goals with the issuance of common stock for services and products, then we intend to raise additional capital from investors through the sale of our common stock or rely on related party advances. Our principal business, executive and registered statutory office is located at 201 Santa Monica Blvd., Suite 300, Santa Monica, CA 90401and our telephone number is (310) 576-4758, fax (310) 388-5899 and email contact is submissions@thunderclapinc.com. Our URL address is www.thunderclapinc.com.

Business

We were formed to develop and produce low-budget, feature length motion pictures and other entertainment related projects. We also have had discussions with various producers and writers to acquire scripts and the rights to projects. To date, we have not been able to secure any rights although we continue to evaluate various opportunities and continue to have discussions with various entertainment parties. We have had limited operations and have limited financial resources. While we have not yet begun any entertainment projects, we have held discussions with numerous film and television producers to participate in and/or acquire some of their projects. Our auditors indicated in their report on our financial statements (the “Report”) that “the Company’s lack of business operations and continuing losses raise substantial doubt about its ability to continue as a going concern.” Our operations to date have been devoted primarily to start-up and development activities as well as research on various film projects. We have also had discussions with various parties regarding the development of reality-based television shows and web-based content series. In 2016, we plan to increase our efforts to joint venture with other low budget producers on the development and production of commercial, feature-length, low-budget motion pictures having budgets of up to $2 million dollars. We also intend to continue our efforts to acquire completed films by issuing stock for their acquisition and intend to continue to devote some of our efforts to film distribution based on relationships we have been able to develop in 2014 and 2015. We plan to continue to utilize our website to solicit projects from writers, directors, producers and agents. We anticipate promoting any film properties received through our website by assembling a business plan for presentation to prospective investors and financiers, consisting of the screenplay, a budget, shooting schedule, production board and identification of recognizable actor(s) or director(s) for the film. We also intend to continue discussions with various film distributors to determine what our best options are for the distribution of a completed project. We plan to offer grants of our stock or options to acquire our stock in order to secure screenplays, treatments, actors’ participation and directors’ participation in our films. A treatment is a written sketch outlining the plot, characters, and action for a screenplay but not including certain elements of a finished screenplay, such as camera directions and dialogue. There can be no assurance that writers, actors and/or directors, in exchange for their participation in a film, will ever consider our stock in exchange for their screenplays or services. Any such grants of stock may involve substantial dilution to our existing shareholders. See “Risk Factors.”

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

Since September 10, 2009 (our inception) to December 31, 2015, we have not generated any revenues and have a net loss of $(213,475). We anticipate generating revenues within the first twelve months after we have secured separate financing for our first film or entertainment project. We believe that we have insufficient working capital to continue our operations for the next 12 months without the need to seek additional financing, based on loans from our majority shareholder and his oral agreement to continue to fund our overhead. In the event our shareholder is unwilling or unable to advance us funds, we will not have sufficient working capital. We currently have two officers and a sole director. These individuals allocate time and personal resources to us on a part-time basis and our chief executive officer devotes approximately 10 hours per week to us. One of our shareholders, who is neither an officer or director and who owns less than 10% of our common stock, has advanced $12,000 as an interest-free demand loan and has orally agreed to defer payment until we are financially able to repay it. Our majority shareholder has advanced us $42,848 as an interest-free demand loan and has orally agreed to defer payment until we are able to repay it.

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

At this time, we cannot provide any assurance that we will ever be able to produce a high quality action film in the future.

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

Employees

At the present time, we do not have any employees other than our officers and sole director. Our chief executive officer and sole director devotes time as needed to our business and expects to devote 10 hours per week in 2016.

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

We were incorporated in September 2009 and we have not realized revenues. We have no meaningful operating history upon which an evaluation of our future prospects can be made. From our inception on September 10, 2009 to December 31, 2015, we have incurred a net loss of $(213,475). Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the entertainment and film production industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to secure screenplays, attract talent and produce feature films. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

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

Our auditor’s report on our December 31, 2015 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Moreover, our officers may be unable or unwilling to loan or advance us any funds. See “Audited Financial Statements - Auditors Report.”

Because we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors. We incurred a $(213,475) net loss for the period from inception to December 31, 2015 and we have no revenue. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our films. We plan to seek additional funds through private placements of our common stock. Private placements of our common stock may involve substantial dilution to our existing shareholders. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

We are entirely dependent on the efforts of Michael F. Matondi, III, our president, and Gary L. Blum, chief executive officer and sole director. The loss of our officers and sole director, or of other key personnel hired in the future, could have a material adverse effect on the business and its prospects. There is currently no employment contract by and between any office/director and us. Also, there is no guarantee that replacement personnel, if any, will help us to operate profitably. Mr. Blum has been, and continues to expect to be able to commit approximately 10 hours per week of his time, to continue to seek opportunities for our business plan. If management is required to spend additional time with their outside employment, they may not have sufficient time to devote to us and we would be unable to develop our business plan resulting in the business failure.

We do not maintain key person life insurance on our officers and sole director.

If we are unable to obtain additional funding, our business operation will be harmed, and if we do obtain additional funding, our then existing shareholders may suffer substantial dilution.

We have limited financial resources. As of December 31, 2015, we had $123 of cash on hand and total assets of $123. If we are unable to develop our business or secure additional funds our business would fail and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that, if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding, which will result in a reduction in the value of an existing shareholder’s interest. To raise additional capital, we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

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

The Securities and Exchange Commission (“SEC”) adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our audited balance sheet reflects that we have $123 of cash, which is our only asset and, therefore, we may be defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we are looking into exploring), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

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

We currently have a website that we believe will help us attract screenplays and story concepts. It is a basic website at www.thunderclapinc.com; however, functionality is limited. We intend to use the website as a promotional and recruiting tool for potential industry professionals as well as a tool for recruiting young screenwriters. We may further develop our website in 2016. If our website is not further developed, we may not be able to adequately access the pool of writing talent we will need to produce commercially viable motion pictures.

RISKS RELATED TO THE OWNERSHIP OF OUR SECURITIES

Investors may lose their entire investment if we fail to implement our business plan.

As a development-stage enterprise, we expect to face substantial risks, uncertainties, expenses and difficulties. We were formed on September 10, 2009. We have a limited demonstrable operations record, on which you can evaluate our business and prospects. We have yet to begin production on any entertainment projects. As of the date of this Annual Report on Form 10-K, we have had only limited operations and generated no revenues. We cannot guarantee that we will be successful in accomplishing our objectives. Taking these facts into account, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in Annual Report on Form 10-K. In addition, our lack of operating capital could negatively impact the value of our common shares and could result in the loss of your entire investment.

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

Donald P. Hateley, our legal counsel, owns 13,090,476 common shares representing 79.41% of the outstanding common stock and our officers and sole director hold approximately 7.5% of our outstanding common stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, and the approval of significant corporate transactions, such as mergers and related party transactions. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it costlier or deter qualified individuals from accepting these roles.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space was $200 per month from January 2013 to May 2013 and $100 per month from June 2013 to December 2014. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA. The Company recorded rent expense of $1,200 in 2015 and $1,300 in 2014.

Item 3. Legal Proceedings

We are not a party to any legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public market for our common stock, and a public market may never develop. We are seeking a market maker to file an application with FINRA so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing in the second quarter of 2016. There can be no assurance as to whether we will identify a market marker that will be willing to file an application and, if we identify one and it agrees to file an application, whether such market maker’s application will be accepted by FINRA. We cannot estimate the time period that will be required for the application process. Even if our common stock were quoted in a market, there may never be substantial activity in such market. If there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

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

Common Stock Currently Outstanding

As of December 31, 2015, we have 16,485,000 shares of our common stock outstanding.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the years ended December 31, 2015 and December 31, 2014 and for the period from September 10, 2009 (inception) through December 31, 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of California on September 10, 2009 with fiscal year end in December 31. We are an enterprise that seeks to become an independent film production company, to develop and produce low-budget, independent feature films under $2,000,000. Since beginning operations in September 2009, we have not developed or produced any films and we have accumulated losses in the amount of ($213,475) as of December 31, 2015. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We have yet to commence planned operations to any significant measure. As of the date of this Annual Report, we have had only limited start-up operations and have not generated any revenues. We will not be profitable until we derive sufficient revenues and cash flows from the development, production and sale of film projects. Our chief executive officer and sole director, Gary L. Blum, and our president, Michael F. Matondi, III, are our only employees. Mr. Blum will devote at least ten hours per week to us but may increase the number of hours as necessary.

As of December 31, 2015 and 2014, we had $123 and $151 cash, respectively, on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of December 31, 2015 and 2014, our related party advances from two of our shareholders were $54,848 and $47,231, respectively.

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

We have no current plans to merge with any other entity; however, we intend to look at any opportunities that we believe will enhance our shareholders’ value and are exploring all available options including, but not limited to, acquiring other companies within and outside of the entertainment industry.

We are exploring finaning options with various investors to obtain additional equity financing. There can be no assurance that we will be successful in obtaining additional capital from these negotiations. If are unable to raise additional capital, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph and the preceding paragraphs, we have no other financing plans.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2015 and 2014 together with notes thereto, which are included in this Annual Report on Form 10-K.

Year ended December 31, 2015 compared with the year ended December 31, 2014

Revenues. We had no revenues for the years ended December 31, 2015 and 2014.

Operating expenses. Operating expenses include general and administrative expenses, professional fees and rent expense. In total, operating expenses decreased $11,877 or 57.95% to $8,615 for the year ended December 31, 2015 from $20,492 for the year ended December 31, 2014. The components of operating expenses are discussed below.

General and administrative expenses decreased by $10,192 or 98.26% to $180 for the year ended December 31, 2015 from $10,372 for the year ended December 31, 2014. The decrease is primarily attributable to decreases in business licenses, travel and entertainment, and prior years’ taxes and related tax penalties.

Professional fees decreased $1,585, or 17.97% to $7,235 in 2015 from $8,820 in 2014. This decrease was primarily due to the decrease in our Edgar filing and accounting fees.

Rent expense decreased $100, or 7.69%, to $1,200 for the year ended December 31, 2015 from $1,300 for the year ended December 31, 2014. The reduction is due to the decrease in imputed rent expense.

Other Income. Other income increased by $2,625, or 100%, from $0 to $2,625 for the year ended December 31, 2015 compared to the comparable period in 2014. The increase in other income is a result of a one-time write-off of $2,625 in accounts payable in 2015.

Net Loss. Our net loss decreased $14,502, or 70.77% to to $5,990 for the year ended December 31, 2015 from $20,492 for the comparable period in 2014. The decrease is primarily attributable to a decrease in general and administrative expenses, which includes the prior years’ taxes paid in 2014 and the occurrence of the one-time recognition of other income from the write-off of accounts payable to a vendor.

Liquidity and Capital Resources. In 2015 and 2014, we did not issue any shares for capital. In April 2011, one of our minority shareholders, who is neither an officer or director, and who owns less than 10% of our issued and outstanding common stock, loaned us $12,000 interest-free and has orally agreed to defer repayment until we are financial able to repay the loan. From May 2011 to December 31, 2015, our majority shareholder loaned us $42,848, interest-free and has orally agreed to defer repayment until we are financially able to repay the loan. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $123 and $151 as of December 31, 2015 and 2014, respectively, consisting of $123 and $151 in cash. Our working capital deficit was $54,725 as of December 31, 2015.

Our total liabilities as of December 31, 2015 and 2014 are $54,848 and $50,086, respectively. They consist of $54,848 and $50,086 in current liabilities, which includes $0 and $2,855, respectively of accounts payable and of $54,848 and $47,231, respectively in advances from shareholders.

Our total stockholders’ deficit as of December 31, 2015 and 2014 is $54,725 and $49,935, respectively and our accumulated deficit as of December 31, 2015 is $213,475.

We used $7,645 in cash from operating activities for the year ended December 31, 2015.

We had no cash provided by investing activities in the year ended December 31, 2015.

We had $7,617 and $15,520 in cash provided by financing activities for the year ended December 31, 2015 and 2014, respectively.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of December 31, 2015.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended December 31, 2015 and 2014, respectively.

Plan of Operation

Our business strategy is to begin to actively market our website (www.thunderclapinc.com), which we believe is currently functional and can be used by writers and others to submit treatments, screenplays and other ideas for production. These submissions will be available for public to view. By the end of the first quarter of 2016, based on our efforts to use social media to increase our exposure, we hope to have multiple submissions of screenplays, treatments and other entertainment related projects and intend to continue with this method of seeking product from writers and others. We will evaluate the submissions and may commission a screenplay based on books and other ideas that we review using our stock as a form of payment. We intend to exclusively own all right, title and interest in and to the underlying screenplay and any film derived from it.

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

We intend to implement the following tasks within the next twelve months:

Website: (Estimated cost to complete $1,000). Developing some additional features to our website is to reach prospective screenwriters as well as industry professionals. Our enhanced website, www.thunderclapinc.com, will be designed generate interest in our production concept as well as attracting new writing talent.

Secure Rights to Screenplay: (Estimated cost $10,000). We estimate that we can secure the rights to a screenplay based on the discussions we have had with various producers in 2015. We will attempt to acquire any screenplay rights with the issuance of our common stock to the writer.

Pre-Production Business Plan: (Estimated cost - None). Our officers and sole director will complete this without compensation. Once we complete the above tasks, we estimate completing a pre-production business plan by the end of the first quarter of 2016. This pre-production business plan together with the preliminary screenplay, budget, shooting schedule, production board and any talent commitment will be presented to prospective directors, actors, investors and/or financiers by our management.

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

DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders

Thunderclap Entertainment, Inc.

We have audited the balance sheets of Thunderclap Entertainment, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations, changes in stockholders’ deficit and its cash flows for the year ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

/s/ Anton & Chia, LLP
Newport Beach, California

March 23, 2016

FINANCIAL INFORMATION

THUNDERCLAP ENTERTAINMENT, INC.

Balance Sheets

	December 31, 2015	December 31, 2014

ASSETS
Current assets
Cash	$123	$151
Total current assets

TOTAL ASSETS	$123	$151

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$-	$2,855
Advances from shareholders	54,848	47,231
Total current liabilities	54,848	50,086

TOTAL LIABILITIES	54,848	50,086

STOCKHOLDERS’ DEFICIT
Common stock; authorized 50,000,000 common shares, no par, 16,485,000 shares issued and outstanding on December 31, 2015 and December 31, 2014, respectively	150,000	150,000
Additional paid-in capital	8,750	7,550
Accumulated deficit	(213,475)	(207,485)
TOTAL STOCKHOLDERS’ DEFICIT	(54,725)	(49,935
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$123	$151

The accompanying notes are an intergral part of these financial statements.

Thunderclap Entertainment, Inc.

Statements of Operations

	For the year ended December 31, 2015	For the year ended December 31, 2014

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Expenses
General & administrative expenses	180	10,372
Professional and consulting fees	7,235	8,820
Rent expense	1,200	1,300

Total expenses	8,615	20,492

Operating loss	(8,615)	(20,492)

Other income	2,625	-

Net income (loss) for the period	$(5,990)	$(20,492)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	16,485,000	16,485,000

The accompanying notes are an intergral part of these financial statements.

THUNDERCLAP ENTERTAINMENT, INC.

Statement of Changes in Stockholders’ Deficit

			Additional
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances, December 31, 2013	16,485,000	$150,000	$6,250	$(186,993)	$(30,743)
Capital contribution	-	-	1,300	-	1,300
Net loss	-	-	-	(20,492)	(20,492
Balances, December 31, 2014	16,485,000	$150,000	$7,550	$(207,485)	$(49,935)
Capital contribution	-	-	1,200	-	1,200
Net loss	-	-	-	(5,990)	(5,990)
Balances, December 31, 2015	16,485,000	150,000	8,750	(213,475)	(54,715)

The accompanying notes are an intergral part of these financial statements.

Thunderclap Entertainment, Inc.

Statements of Cash Flows

	For the year ended December 31, 2015	For the year ended December 31, 2014
OPERATING ACTIVITIES
Net loss	$(5,990)	$(20,492)
Adjustment to reconcile net loss to net cash used in operating activities:
Rent expense	1,200	1,300
Changes in operating assets and liabilities:
Accounts payable	(2,855)	1,722

Net cash used in operating activities	(7,645)	(17,470)

FINANCING ACTIVITIES
Advances from shareholders	7,617	15,520

Net cash provided by financing activities	7,617	15,520

Net (decrease) increase in cash	(28)	(1,950)

Cash, at beginning of period	151	2,101

Cash, at end of period	$123	$151

The accompanying notes are an intergral part of these financial statements.

Notes to Financial Statements

NOTE 1 - NATURE OF BUSINESS

The Company was incorporated under the laws of the state of California on September 10, 2009, under the name Thunderclap Entertainment, Inc. The Company has limited operations and has been pursuing a business plan as a producer of low-budget motion pictures and other entertainment content. To date, its business activities have been limited to organizational matters, research of film scripts and other entertainment related projects and raising capital. It has not yet realized any revenues from its planned operations. The Company is also evaluating various acquisition opportunities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) promulgated in the United States of America.

Going Concern

The Company‘s audited financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a source of revenues to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management intends to focus on raising additional funds for the next six months forward. We cannot provide any assurance or guarantee that we will be able to generate revenues. Potential investors must be aware if we were unable to raise additional funds through the sale of our common stock and generate sufficient revenues, any investment made into the Company would be lost in its entirety.

The Company has net losses for the period from September 10, 2009 (inception) to December 31, 2015 of $213,475. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2015 and December 31, 2014.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

As of January 1, 2016, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2009 through 2015 California Franchise Tax Returns. However, we have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Fair Value of Financial Instruments

The Company‘s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2015 and 2014.

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

NOTE 3 - INCOME TAXES

As of December 31, 2015, the Company had a net operating loss carry forward of $213,475 that may be available to reduce future years’ taxable income through 2035.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	As of December 31, 2015	As of December 31, 2014
Deferred tax assets:
Net operating tax carry-forwards	$213,475	207,485

Gross deferred tax asset	213,475	207,485
Valuation allowance	(213,475)	(207,485)
Net deferred tax assets	$-	-

The Company files federal and California income tax returns subject to statutes of limitations. The years ended December 31, 2015 and 2014 are subject to examination by federal and state authorities.

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

As of December 31, 2015 and 2014, there are 16,485,000 shares of common stock outstanding.

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

The Company’s majority shareholder is its legal counsel. During the years ended December 31, 2015 and 2014, this shareholder advanced $7,617 and $15,520, respectively. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it.

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $100 per month commencing in May 2013. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA. The Company recorded rent expense of $1,200 and $1,300 for the years ended December 31, 2015 and 2014, respectively.

NOTE 6 - GOING CONCERN

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

The Company has net losses for the period from September 10, 2009 (inception) to December 31, 2015 of $213,475. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 - COMMITMENT

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $100 per month. The Company recorded rent expense for $1,200 in 2015 and $1,300 in 2014.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2015 and 2014 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2015 and 2014.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2015. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)

Gary L. Blum	75	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary

Michael F. Matondi, III	42	President

The persons named above have held their offices/positions since September 15, 2009 and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders.

Mr. Gary L. Blum, Chairman, Chief Executive Officer, Chief Financial Officer and Secretary

Gary L. Blum is our Chairman, Chief Executive Officer, Chief Financial Officer and Secretary and has served in that capacity since September 15, 2009. Mr. Blum is also a practicing attorney since 1986 with the Law Offices of Gary L. Blum where his focus is advising a wide variety of closely held private companies as well as public companies in the area of business, corporate, securities and entertainment law. Mr. Blum’s practice areas include: private and public offerings, mergers and acquisitions, SEC and FINRA compliance, stock option and other compensation plans, general corporate and securities law, entertainment and real estate. Mr. Blum has substantial experience in sophisticated business planning and advising clients in connection with the purchase and sale of businesses and has served as a director for many private and publicly traded companies. Mr. Blum’s particular focus and expertise is advising over-the-counter bulletin board and pink sheet companies with all legal considerations. He also has extensive experience in the field of entertainment, having been counsel for the production and financing of over fifty motion pictures. In his capacity as production counsel, Mr. Blum participated in various aspects of film production including, but not limited to, negotiating talent agreements, distribution agreements, production and financing agreements, script review and development and preparing the documentation for delivery of completed films. Mr. Blum has served as a director of Arrin Corporation, a public company, since December 2009 and, since November 2015, serves as the Chairman and CEO of Potnetwork Holdings, Inc, a publicly traded company. Prior to becoming an attorney, Mr. Blum was a tenured professor of philosophy at the University of Nebraska, Omaha. Mr. Blum received his B.S., Magna Cum Laude, in Mathematics from Loras College in 1962; M.A. in Philosophy from the University of Notre Dame in 1966; and his J.D. and M.B.A. degrees from the University of Southern California Gould School of Law and Marshall School of Business, respectively, in 1978. He has been a member of the California State Bar since 1979.

Mr. Michael F. Matondi, III, President

Michael F. Matondi, III, is our President and has served in this capacity since September 15, 2009. From October 2012 to the present, Mr. Matondi serves as a Key Account Specialist for Southern Wine & Spirits. From January 2005 to September 2009, Mr. Matondi was a member and a producer at Broken Sky Films, LLC. In his capacity as a producer, Mr. Matondi produced the feature film Calvin Marshall, starring Steve Zahn, Alex Frost, Jeremy Sumpter, Jane Adams, Michelle Lombardo and Diedrich Bader. Calvin Marshall was released in 2010.

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

We will reimburse all directors for any expenses incurred in attending directors’ meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors’ liability insurance at such time when we have the resources to do so.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the last two fiscal years ended December 31, 2015 and 2014, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
[1]Gary L. Blum CEO, CFO	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-

[2]Michael F. Matondi, III, President	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards during the period ended December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 29, 2016, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of February 29, 2016, we had 16,485,000 shares of common stock outstanding, which are held by 31 shareholders. There is not any pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Donald P. Hateley	13,090,476	79.41%
Common Stock	Gary L. Blum	1,000,000	6.1%
Common Stock	Michael F. Matondi, III	250,000	1.5%
	All Officers and Directors as a Group (2 persons)	1,250,000	7.6%

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

Item 14. Principal Accountant Fees and Services.

During the last two fiscal years, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the year ended December 31, 2015, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2015.

	Year ended December 31,
	2015	2014

Audit Fees	$2,500	$2,500
Audit-Related Fees	$3,000	$3,000
Tax Fees	$-	$-
All Other Fees	$-	$-

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

THUNDERCLAP ENTERTAINMENT, INC.

March 23, 2016	/s/ Gary L. Blum
Gary L. Blum
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 23, 2016	/s/ Gary L. Blum
Gary L. Blum
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer) and Sole Director

