Form 10-Q
period 2016-03-31
Thunderclap Entertainment, Inc.
filed 2016-05-09
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 6, 2016, the number of shares outstanding of the issuer’s sole class of common stock, no par value per share, is 16,485,000.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THUNDERCLAP ENTERTAINMENT, INC.

Condensed Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$173	$123
Total Current Assets	173	123

TOTAL ASSETS	$173	$123

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable	$822	$-
Advances from Shareholders	57,548	54,848
Total Current Liabilities	58,370	54,848

TOTAL LIABILITIES	58,370	54,848

STOCKHOLDERS’ DEFICIT
Common Stock; Authorized 50,000,000 common shares, no par, 16,485,000 issued and outstanding on March 31, 2016 and December 31, 2015, respectively	150,000	150,000
Additional Paid-in Capital	9,050	8,750
Accumulated Deficit	(217,247)	(213,475)
TOTAL STOCKHOLDERS’ DEFICIT	(58,197)	(54,725)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$173	$123

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thunderclap Entertainment, Inc.

Condensed Statements of Operations

	For the Three Months ended March 31, 2016	For the Three Months ended March 31, 2015

Revenue	$-	$-

Expenses

General & Administrative Expenses	847	36
Professional and Consulting Fees	2,625	3,417
Rent Expense	300	300
Operating expenses	$3,772	$3,753

Operating loss	(3,772)	(3,753)

Net Loss for the Period	$(3,772)	$(3,753)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	16,485,000	16,485,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thunderclap Entertainment, Inc.

Condensed Statements of Cash Flows

	For the Three Months Ended Mar. 31, 2016 (Unaudited)	For the Three Months Ended Mar. 31, 2015 (Unaudited)
OPERATING ACTIVITIES
Net loss	$(3,772)	$(3,753)

Adjustments to reconcile net loss to net cash used in operations:
Rent expense paid by shareholder	300	300
Changes in operating assets and liabilities:
Accounts payable	822	95
Net cash used in operating activities	(2,650)	(3,358)

FINANCING ACTIVITIES
Advances from shareholders	2,700	3,395

Net cash provided by financing activities	2,700	3,395

Net increase in cash	50	37

Cash, at beginning of period	123	151

Cash, at end of period	$173	$188

Supplemental disclosure of non-cash investing and financing activities:

Supplemental cash flow information:
Interest paid	-	-

Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thunderclap Entertainment, Inc.

Notes to Condensed Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed balance sheet of Thunderclap Entertainment, Inc. (the “Company”) as of March 31, 2016, and the condensed statements of operations for the three-month period ended March 31, 2016 and the three-month period ended March 31, 2015, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of March 31, 2016, and the results of operations for the three-months ended March 31, 2016 and for the three-months ended March 31, 2015.

Certain information and notes normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These condensed financial statements should be read in conjunction with the audited financial statements and notes to financial statements as of December 31, 2015 and calendar year then ended.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of and for the three months ended March 31, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of March 31, 2016 and December 31, 2015.

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

Fair Value of Financial Instruments

The Company‘s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2016 and 2015.

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

As of March 31, 2016, there are 16,485,000 shares of common stock outstanding.

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

Thunderclap Entertainment, Inc.

The Company’s majority shareholder is its legal counsel. In April 2011, a shareholder advanced the Company $12,000 to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it. From May 2011 to December 2011, our majority shareholder advanced $2,466 to fund working capital expenses. From 2012 to 2015, our majority shareholder advanced us $40,382. During the three months ended March 31, 2016 and 2015, this shareholder advanced $2,700 and $3,395, respectively. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholder has agreed not to seek repayment until the Company is financially able to repay it.

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $100 per month. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA. For the three months ended March 31, 2016 and 2015, the Company recorded rent expense of $300, respectively.

NOTE 6–GOING CONCERN

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

The Company has accumulated deficit as of to March 31, 2016 of $217,247. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 – COMMITMENT

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $100 per month. The Company recorded rent expense of $300 for the three months ended March 31, 2016 and 2015, respectively.

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

Thunderclap Entertainment, Inc.

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

Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our future products, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

●	the risks of a development stage company;

●	management’s plans, objectives and budgets for its future operations and future economic performance;

●	capital budget and future capital requirements;

●	meeting future capital needs;

●	our dependence on management and the need to recruit additional personnel;

●	limited trading for our common stock, if listed or quoted

●	the level of future expenditures;

●	impact of recent accounting pronouncements;

●	the outcome of regulatory and litigation matters; and

●	the assumptions described in this report underlying such forward-looking statements. Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:

●	those described in the context of such forward-looking statements;

●	future product development and marketing costs;

●	timely development and acceptance of our film or television projects;

●	the markets of our domestic operations;

●	the impact of competitive products and pricing;

●	the political, social and economic climate in which we conduct operations; and

●	the risk factors described in other documents and reports filed with the Securities and Exchange Commission, including our Registration Statement on Form S-1 (SEC File No. 333-172658).

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2016 and March 31, 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of California on September 10, 2009 with fiscal year end in December 31. We are a company that seeks to become an independent film production company, to develop and produce low-budget, independent feature films under $2,000,000. Since beginning operations in September 2009, we have not developed or produced any films and we have accumulated losses in the amount of $217,247 as of March 31, 2016. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

As of March 31, 2016, we had $173 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next three months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of March 31, 2016, the Company borrowed $57,548 from two of its shareholders.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the three months ended March 31, 2016 and 2015, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2016 compared with the three months ended March 31, 2015

Revenues. We had no revenues for the three months ended March 31, 2016 and 2015.

Operating expenses. Operating expenses include general and administrative expenses, professional and consulting fees, and rent expense. In total, operating expenses increased $19, or 0.51%, to $3,772 for the three months ended March 31, 2016 from $3,753 for the three months ended March 31, 2015. The components of operating expenses are discussed below.

●	General and administrative expenses increased by $811, or 2,252.78%, for the three months ended March 31, 2016 to $847 from $36 for the comparable period in 2015. The increase between 2016 and 2015 is primarily attributable to the payment of state income taxes.

●	Professional fees decreased by $792, or 23.18%, to $2,625 for the three months ended March 31, 2016 from $3,417 for the comparable period in 2015. The decrease between 2016 and 2015 is primarily attributable to a decrease in our Edgar filing fees.

●	Rent expense remained constant at $300 for the three-months ended March 31, 2016 compared to the comparable period in 2014. This is attributable to the imputed rent expense that we recognize as additional paid-in capital and not based on actual rent we pay.

Net Loss. Our net loss increased $19, or 0.51% to $3,772 for the three months ended March 31, 2016 from $3,753 for the comparable period in 2015. The increase is primarily attributable to an increase in general and administrative expenses.

Liquidity and Capital Resources. In 2016, we did not issue any shares for capital. For the three months ended March 31, 2016, our majority shareholder loaned us $2,700. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $173 as of March 31, 2016, consisting of $173 in cash. Our working capital deficit was $58,197 as of March 31, 2016.

Our total liabilities are $58,370 as of March 31, 2016, consisting of $58,370 in current liabilities, which includes $822 of accounts payable and advances from shareholders of $57,548.

As of March 31, 2016, our total stockholders’ deficit is $58,197 and our accumulated deficit is $217,247.

We had $2,650 in net cash used in operating activities for the three months ended March 31, 2016, which included $3,772 in net loss, which amount was offset by $300 in rent expense and $822 in accounts payable.

We had no cash provided by investing activities in the three months ended March 31, 2016.

We had $2,700 cash provided by financing activities for the three months ended March 31, 2016.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2016.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2016 and March 31, 2015, respectively.

Plan of Operation

Our business strategy is to continue to actively market our website (www.thunderclapinc.com), to writers and others to submit treatments, screenplays and other ideas for production. We may set up a virtual data room whereby writers and others will be able to view their submissions and the materials submitted by others. We have met with various producers and are reviewing their projects. By the end of the second quarter of 2016, based on our efforts to use social media to increase our exposure, we hope to have additional submissions of screenplays, treatments and other entertainment related projects to evaluate and intend to continue with this method of seeking product from writers and others. We intend to use our stock as a form of payment for any submissions that we are interested in acquiring. We intend to exclusively own all right, title and interest in and to the underlying screenplay and any film derived from it.

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

Pre-Production Business Plan: (Estimated cost - None). Our officers and sole director will complete this without compensation. Once we complete the above tasks, we estimate completing a pre-production business plan by the end of the second quarter of 2016. This pre-production business plan together with the preliminary screenplay, budget, shooting schedule, production board and any talent commitment will be presented to prospective directors, actors, investors and/or financiers by our management.

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended March 31, 2016.

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

(b)	Changes in Internal Controls over Financial Reporting

During the three-month period ended March 31, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THUNDERCLAP ENTERTAINMENT, INC.

May 6, 2016	/s/ Gary L. Blum
Gary L. Blum
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

