Form 10-Q
period 2016-06-30
Thunderclap Entertainment, Inc.
filed 2016-07-12
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-172658

Thunderclap Entertainment, Inc.

(Exact Name of Registrant as Specified in its Charter)

California (State or other Jurisdiction of Incorporation or Organization)	30-0580318 (I.R.S. Employer Identification No.)

201 Santa Monica Blvd., Suite 300 Santa Monica, CA (Address of Principal Executive Offices)	90401 (Zip Code)

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 12, 2016, the number of shares outstanding of the issuer’s sole class of common stock, no par value per share, is 16,485,000.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THUNDERCLAP ENTERTAINMENT, INC.

Condensed Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets
Cash	$201	$123
Total Current Assets	201	123

TOTAL ASSETS	$201	$123

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Advances from Shareholders	$59,448	54,848
Total Current Liabilities	59,448	54,848

TOTAL LIABILITIES	59,448	54,848

STOCKHOLDERS’ DEFICIT
Common Stock; Authorized 50,000,000 common shares, no par, 16,485,000 issued and outstanding on June 30, 2016 and December 31, 2015, respectively	150,000	150,000
Additional Paid-in Capital	9,350	8,750
Accumulated Deficit	(218,597)	(213,475)
TOTAL STOCKHOLDERS’ DEFICIT	(59,247)	(54,725)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$201	$123

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thunderclap Entertainment, Inc.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Expenses
General & administrative expenses	$-	$-	$847	36
Professional and consulting fees	1,050	1,000	3,675	4,417
Rent expense	300	300	600	600

Total expenses	1,350	1,300	5,122	5,053

Operating loss	(1,350)	(1,300)	(5,122)	(5,053)

Other income	-	2,626	-	2,626

Net income (loss) for the period	$(1,350)	$1,326	$(5,122)	$(2,427)

Earnings/Loss per share- Basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	16,485,000	16,485,000	16,485,000	16,485,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thunderclap Entertainment, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
OPERATING ACTIVITIES
Net loss	$(5,122)	$(2,427)

Adjustments to reconcile net loss to net cash provided by operations:
Rent expense	600	600

Changes in operating assets and liabilities:
Accounts payable	-	(2,531)
Net cash used in operating activities	(4,522)	(4,358)

FINANCING ACTIVITIES
Advances from shareholders	4,600	4,415

Net cash provided by financing activities	4,600	4,415

Net increase (decrease) in cash	78	57

Cash, at beginning of period	123	151

Cash, at end of period	$201	$208

Supplemental cash flow information:
Interest paid	-	-

Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thunderclap Entertainment, Inc.

Notes to Condensed Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed balance sheet of Thunderclap Entertainment, Inc. (the “Company”) as of June 30, 2016, and the condensed statements of operations for the three-month and six-month periods ended June 30, 2016 June 30, 2015, respectively, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of June 30, 2016, and the results of operations for the three-month and six-month periods ended June 30, 2016, and June 30, 2015, respectively.

Certain information and notes normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These condensed financial statements should be read in conjunction with the audited financial statements and notes to financial statements as of December 31, 2015 and the year then ended.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of and for the six months ended June 30, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2016 and December 31, 2015.

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

Fair Value of Financial Instruments

The Company‘s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2016 and December 31, 2015.

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

As of June 30, 2016, there are 16,485,000 shares of common stock outstanding.

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

Thunderclap Entertainment, Inc.

The Company’s majority shareholder is its legal counsel. In April 2011, a shareholder advanced the Company $12,000 to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it. From May 2011 to December 2011, our majority shareholder advanced $2,466 to fund working capital expenses. From 2012 to 2015, our majority shareholder advanced us $40,382. During the six months ended June 30, 2016 and 2015, this shareholder advanced $4,600 and $4,415, respectively. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholder has agreed not to seek repayment until the Company is financially able to repay it.

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $100 per month. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA. For the three months ended June 30, 2016 and 2015, the Company recorded rent expense of $300, respectively.

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

The Company has accumulated deficit as of to June 30, 2016 of $218,597. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 – COMMITMENT

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $100 per month. The Company recorded rent expense of $300 for the three months ended June 30, 2016 and 2015, respectively.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended June 30, 2016 and June 30, 2015 and for the six months ended June 30, 2016 and June 30, 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of California on June 10, 2009 with fiscal year end in December 31. We are a development stage enterprise that seeks to become an independent film production company, to develop and produce low-budget, independent feature films under $2,000,000. Since beginning operations in June 2009, we have not developed or produced any films and we have accumulated losses in the amount of $218,597 as of June 30, 2016. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

As of June 30, 2016, we had $201 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next six months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of June 30, 2016, the Company borrowed $59,448 from two of our shareholders.

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

Thunderclap Entertainment, Inc.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2016 and 2015, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2016 compared with the three months ended June 30, 2015

Revenues. We had no revenues for the three months ended June 30, 2016 and 2015, respectively.

Operating expenses. Operating expenses include general and administrative expenses, professional fees and rent expense. In total, operating expenses increased by $50 or 3.85% to $1,350 for the three months ended June 30, 2016 compared to $1,300 for the three months ended June 30, 2015. The components of operating expenses are discussed below.

●	General and administrative expenses remained at $0 for the three-months ended June 30, 2016 and 2015, respectively.

●	Professional fees increased $50, or 3.85% in 2016 to $1,050 from $1,000 in 2015. The increase is attributable to an increase in audit and review fees.

●	Rent expense remained constant at $300 in 2016 compared to 2015. The lack of change is attributable to the Company imputing rent expense at $100 per month.

Other Income. Other income decreased by $2,626, or 100%, to $0 for the three months ended June 30, 2016 compared to $2,626 for the comparable period in 2015. The decrease in other income is a result of a one-time write-off of $2,626 in accounts payable in 2015 due to a vendor forgiving the payable.

Net Income (loss). Our net loss was increased $2,676, or 201.81%, to ($1,350) for the three months ended June 30, 2016 compared with a net income of $1,326 for the comparable period in 2015. The increase is primarily attributable to the gain from the one-time write-off of $2,626 in accounts payable and the $50 increase in professional fees.

Six months ended June 30, 2016 compared with the six months ended June 30, 2015

Revenues. We had no revenues for the six months ended June 30, 2016 and 2015.

Thunderclap Entertainment, Inc.

Operating expenses. Operating expenses include general and administrative expenses, professional fees and rent expense. In total, operating expenses increased $69, or 1.37%, to $5,122 for the six months ended June 30, 2016 compared to $5,053 for the comparable period ended June 30, 2015. The components of operating expenses are discussed below.

●	General and administrative expenses increased $811, or 2,252.78%, to $847 for the six months ended June 30, 2016 compared to $36 for the comparable period ended June 30, 2015. The increase in 2016 is primarily attributable to the payment of the state income tax.

●	Professional fees decreased $742, or 16.80%, in 2016 to $3,675 from $4,417 for the comparable period in 2015. This decrease was primarily attributable to the decrease in our accounting and Edgar filing fees.

●	Rent expense remained constant at $600 for the six-months ended June 30, 2016 and for the comparable period in 2015. The lack of change in 2016 is attributable to the imputed rent expense that we recognize as additional paid-in capital of $100 per month.

Other Income. Other income decreased by $2,626, or 100%, to $0 for the six-months ended June 30, 2016 compared to $2,626 for the comparable period in 2015. The decrease in other income is a result of a one-time write-off of $2,626 in accounts payable in 2015 due to a vendor forgiving the payable.

Net income (loss). Our net loss increased $2,695, or 111.04%, to $5,122 for the six-months ended June 30, 2016 compared to a loss of $2,427 for the comparable period in 2015. The increase is primarily attributable to a $2,626 one time write off of an accounts payable balance to a vendor.

Liquidity and Capital Resources. In 2016, we did not issue any shares for capital. For the three-months ended June 30, 2016, our majority shareholder loaned us $1,900. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $201 as of June 30, 2016, consisting of $201 in cash. Our working capital deficit was $59,247 as of June 30, 2016.

Our total liabilities are $59,448 as of June 30, 2016, which consists of advances from shareholders of $59,448.

Our total stockholders’ deficit is $59,247 as of June 30, 2016, and an accumulated deficit of $218,597 as of June 30, 2016.

We had $4,522 in net cash used in operating activities for the six months ended June 30, 2016, which included $5,122 in net loss, which amount was offset by $600 in rent expense.

We had no cash provided by investing activities in the six months ended June 30, 2016.

We had $4,600 in cash provided by financing activities for the six months ended June 30, 2016, which is from related party advances.

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

Thunderclap Entertainment, Inc.

The Company had no formal long-term lines or credit or other bank financing arrangements as of June 30, 2016.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three and six months ended June 30, 2016 and June 30, 2015, respectively.

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

Pre-Production Business Plan: (Estimated cost - None). Our officers and sole director will complete this without compensation. Once we complete the above tasks, we estimate completing a pre-production business plan within 3 months. This pre-production business plan together with the preliminary screenplay, budget, shooting schedule, production board and any talent commitment will be presented to prospective directors, actors, investors and/or financiers by our management.

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three months and six months ended June 30, 2016.

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

(b)	Changes in Internal Controls over Financial Reporting

During the three and six-month period ended June 30, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THUNDERCLAP ENTERTAINMENT, INC.

July 12, 2016	/s/ Gary L. Blum
Gary L. Blum
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

