Form 10-Q
period 2016-09-30
Thunderclap Entertainment, Inc.
filed 2016-11-09
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 7, 2016, the number of shares outstanding of the issuer’s sole class of common stock, no par value per share, is 16,485,000.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THUNDERCLAP ENTERTAINMENT, INC.

Condensed Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$154	$123
Total Current Assets	154	123

TOTAL ASSETS	$154	$123

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Advances from Shareholders	$60,497	54,848
Total Current Liabilities	60,497	54,848

TOTAL LIABILITIES	60,497	54,848

STOCKHOLDERS’ DEFICIT
Common Stock; Authorized 50,000,000 common shares, no par, 16,485,000 issued and outstanding on September 30, 2016 and December 31, 2015, respectively	150,000	150,000
Additional Paid-in Capital	9,650	8,750
Accumulated Deficit	(219,993)	(213,475)
TOTAL STOCKHOLDERS’ DEFICIT	(60,343)	(54,725)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$154	$123

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thunderclap Entertainment, Inc.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Expenses
General & administrative expenses	$46	$-	$893	$36
Professional and consulting fees	1,050	1,040	4,725	5,457
Rent expense	300	300	900	900

Total expenses	1,396	1,340	6,518	6,393

Operating loss	(1,396)	(1,340)	(6,518)	(6,393)

Other income	-	-	-	2,626

Net loss for the period	$(1,396)	$(1,340)	$(6,518)	$(3,767)

Loss per share- Basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	16,485,000	16,485,000	16,485,000	16,485,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thunderclap Entertainment, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
OPERATING ACTIVITIES
Net loss	$(6,518)	$(3,767)
Adjustments to reconcile net loss to net cash provided by operations:
Rent expense	900	900

Changes in operating assets and liabilities:
Accounts payable	-	(2,856)
Net cash used in operating activities	(5,618)	(5,723)

FINANCING ACTIVITIES
Advances from shareholders	5,649	5,740

Net cash provided by financing activities	5,649	5,740

Net increase (decrease) in cash	31	17

Cash, at beginning of period	123	151

Cash, at end of period	$154	$168

Supplemental cash flow information:
Interest paid	-	-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thunderclap Entertainment, Inc.

Notes to Condensed Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed balance sheet of Thunderclap Entertainment, Inc. (the “Company”) as of September 30, 2016, and the condensed statements of operations for the three-month and nine-month periods ended September 30, 2016, respectively, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of September 30, 2016, and the results of operations for the three-month and nine-month periods ended September 30, 2016, respectively.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of and for the six months ended September 30, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2016 and December 31, 2015.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2016 and December 31, 2015.

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

As of September 30, 2016, there are 16,485,000 shares of common stock outstanding.

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

Thunderclap Entertainment, Inc.

The Company’s majority shareholder is its legal counsel. In April 2011, a shareholder advanced the Company $12,000 to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it. From May 2011 to December 2015, our majority shareholder advanced $42,848 to fund working capital expenses. During the nine months ended September 30, 2016 and 2015, this shareholder advanced $5,649 and $5,740, respectively. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholder has agreed not to seek repayment until the Company is financially able to repay it.

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $100 per month. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA. For the three months ended September 30, 2016 and 2015, the Company recorded rent expense of $300, respectively.

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

The Company has accumulated deficit as of to September 30, 2016 of $219,993. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 – COMMITMENT

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $100 per month. The Company recorded rent expense of $300 for the three months ended September 30, 2016 and 2015, respectively.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended September 30, 2016 and September 30, 2015 and for the nine months ended September 30, 2016 and September 30, 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

We have yet to commence planned operations to any significant measure. As of the date of this Quarterly Report on Form 10-Q, we have had only limited operations and have not generated any revenues. We will not be profitable until we derive sufficient revenues and cash flows from the development, production and sale of film projects. Our chief executive officer and sole director, Gary L. Blum, and our president, Michael F. Matondi, III, are our only employees. Mr. Blum and Mr. Matondi will devote at least ten hours per week to us but may increase the number of hours as necessary.

As of September 30, 2016, we had $154 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next three months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of September 30, 2016, the Company borrowed $60,497 from two of our shareholders.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2016 and 2015, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2016 compared with the three months ended September 30, 2015

Revenues. We had no revenues for the three months ended September 30, 2016 and 2015, respectively.

Operating expenses. Operating expenses include general and administrative expenses, professional fees and rent expense. In total, operating expenses increased by $56, or 4.18%, to $1,396 for the three months ended September 30, 2016 compared to $1,340 for the three months ended September 30, 2015. The components of operating expenses are discussed below.

●	General and administrative expenses were $46, an increase of $46, or 100.00%, for the three months ended September 30, 2016 compared to $0 for the comparable period in 2015. The increase represents a state tax assessment.

●	Professional fees were $1,050 for the three months ended September 30, 2016, which represents an increase of $10, or 0.96%, from $1,040 for the comparable period in 2015. The increase is attributable to an increase in audit and fees.

●	Rent expense remained constant at $300 for the three months ended September 30, 2016 and 2015. The lack of change is attributable to the Company imputing rent expense at $100 per month.

Net loss. For the three months ended September 30, 2016, our net loss was $1,396, an increase of $56, or 4.18%, from $1,340 for the comparable period in 2015. The increase is attributable to operating expenses discussed above.

Nine months ended September 30, 2016 compared with the nine months ended September 30, 2015

Revenues. We had no revenues for the nine months ended September 30, 2016 and 2015, respectively.

Thunderclap Entertainment, Inc.

Operating expenses. Operating expenses include general and administrative expenses, professional fees and rent expense. In total, operating expenses increased $125, or 1.37%, to $6,518 for the nine months ended September 30, 2016 compared to $6,393 for the comparable period ended September 30, 2015. The components of operating expenses are discussed below.

●	General and administrative expenses increased to $893 for the nine months ended September 30, 2016, an increase of $857, or 2,380.56%, compared to $36 for the comparable period in 2015. The increase is primarily attributable to the payment of the state income taxes.

●	Professional fees decreased $732, or 16.80%, in 2016 to $4,725 from $5,457 for the comparable period in 2015. This decrease was primarily attributable to the decrease in our accounting fees.

●	Rent expense remained constant at $900 for the nine months ended September 30, 2016 and 2015, respectively. The lack of change in 2016 is attributable to the imputed rent expense that we recognize as additional paid-in capital of $100 per month.

Other Income. Other income decreased by $2,626, or 100%, to $0 for the nine months ended September 30, 2016 compared to $2,626 for the comparable period in 2015. The decrease in other income is a result of a one-time write-off of $2,626 in accounts payable in 2015 due to a vendor forgiving the payable.

Net loss. Our net loss increased $2,751, or 73.03%, to $6,518 for the nine months ended September 30, 2016 compared to a loss of $3,767 for the comparable period in 2015. The increase is primarily attributable to a $2,626 one-time write off of an accounts payable balance to a vendor.

Liquidity and Capital Resources. In 2016, we did not issue any shares for capital. For the nine months ended September 30, 2016, our majority shareholder loaned us $5,649. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $154 as of September 30, 2016, consisting of $154 in cash. Our working capital deficit was $60,343 as of September 30, 2016.

Our total liabilities are $60,497 as of September 30, 2016, which consists of advances from shareholders of $60,497.

Our total stockholders’ deficit is $60,343 as of September 30, 2016, and an accumulated deficit of $219,993 as of September 30, 2016.

We had $5,618 in net cash used in operating activities for the nine months ended September 30, 2016, which included $6,518 in net loss, which amount was offset by $900 in rent expense.

We had no cash provided by investing activities in the nine months ended September 30, 2016.

We had $5,649 in cash provided by financing activities for the nine months ended September 30, 2016, which is from related party advances.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of September 30, 2016.

Thunderclap Entertainment, Inc.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three and nine months ended September 30, 2016 and September 30, 2015, respectively.

Plan of Operation

Our business strategy is to continue to actively market our website (www.thunderclapinc.com), to writers and others to submit treatments, screenplays and other ideas for production. We may set up a virtual data room whereby writers and others will be able to view their submissions and the materials submitted by others. We have met with various producers and are reviewing their projects. By the end of the fourth quarter of 2016, based on our efforts to use social media to increase our exposure, we hope to have additional submissions of screenplays, treatments and other entertainment related projects to evaluate and intend to continue with this method of seeking product from writers and others. We intend to use our stock as a form of payment for any submissions that we are interested in acquiring. We intend to exclusively own all right, title and interest in and to the underlying screenplay and any film derived from it.

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

Thunderclap Entertainment, Inc.

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

We believe the following is among the most critical accounting policies that impact our financial statements:

Thunderclap Entertainment, Inc.

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three months and nine months ended September 30, 2016.

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

(b) Changes in Internal Controls over Financial Reporting

During the three and nine-month period ended September 30, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THUNDERCLAP ENTERTAINMENT, INC.

November 8, 2016	/s/ Gary L. Blum
Gary L. Blum
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

