Form 10-K
period 2016-12-31
Thunderclap Entertainment, Inc.
filed 2017-03-24
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016, based upon the last sale price of the common stock of such date: $233,500.

The number of shares of the registrant’s common stock issued and outstanding as of March 24, 2017 was 16,485,000.

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

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith based on management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

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

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business” below. Considering these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

Item 1. Description of Business.

Organization

We were incorporated in the State of California as a for-profit company on September 10, 2009 and established a fiscal year end of December 31. On September 15, 2009, our incorporator adopted our bylaws and appointed our sole director. We were formed to develop, produce and distribute low-budget, independent feature films and exploit other entertainment opportunities, which may include the licensing and selling of intellectual properties. While we have evaluated several projects to develop, and are still evaluating several of them, we are also actively pursuing acquiring entertainment assets that produce cash flow or have the potential for cash flow in 2017.

On September 15, 2009, we issued 15,000,000 shares of our common stock, valued at $0.0001 per share, to our 5 founders, which includes 250,000 common shares to our president, Michael F. Matondi, III and 1,000,000 common shares to our chief executive officer and sole director, Gary L. Blum, in exchange for organizational services incurred since our incorporation at a price of $0.0001 per share and valued at $25 and $100, respectively. We also issued 13,750,000 common shares to 3 other founders for services rendered at a price of $0.0001 per share valued at $1,375. From September 27, 2009 to April 18, 2010, we sold and issued 1,485,000 shares of our common stock at a price of $0.10 per share for $148,500 to 25 individuals. We estimate our 2017 monthly burn rate to be approximately $800 per month, which will consist of miscellaneous office expenses and professional fees. We believe that our present capital is insufficient to cover our monthly burn rate for the next 12 months; however, our majority shareholder has orally agreed to continue to provide us with working capital to fund our overhead.

We believe that we will require approximately $30,000 to $100,000 in either cash or our common stock to accomplish our business goals. To the extent, we can use our common stock to accomplish these goals, we will to minimize related party advances. To the extent, we are unable to accomplish our goals with the issuance of common stock for services and products, then we intend to raise additional capital from investors through the sale of our common stock or rely on related party advances. Our principal business, executive and registered statutory office is located at 201 Santa Monica Blvd., Suite 300, Santa Monica, CA 90401and our telephone number is (310) 576-4758, fax (310) 388-5899 and email contact is submissions@thunderclapinc.com. Our URL address is www.thunderclapinc.com.

Business

We were formed to develop and produce low-budget, feature length motion pictures and other entertainment related projects. We also have had discussions with various producers and writers to acquire scripts and the rights to projects. To date, we have not been able to secure any rights although we continue to evaluate various opportunities and continue to have discussions with various entertainment parties. We have had limited operations and have limited financial resources. While we have not yet begun any entertainment projects, we have held discussions with numerous film and television producers to participate in and/or acquire some of their projects. Our auditors indicated in their report on our financial statements (the “Report”) that “the Company’s lack of business operations and continuing losses raise substantial doubt about its ability to continue as a going concern.” Our operations to date have been devoted primarily to start-up and development activities as well as research on various film projects. We have also had discussions with various parties regarding the development of reality-based television shows and web-based content series. In 2017, we plan to increase our efforts to joint venture with other low budget producers on the development and production of commercial, feature-length, low-budget motion pictures having budgets of up to $2 million dollars. We also intend to continue our efforts to acquire completed films by issuing stock for their acquisition and intend to continue to devote some of our efforts to film distribution based on relationships we have been able to develop from 2014 through 2016. We plan to continue to utilize our website to solicit projects from writers, directors, producers and agents. We anticipate promoting any film properties received through our website by assembling a business plan for presentation to prospective investors and financiers, consisting of the screenplay, a budget, shooting schedule, production board and identification of recognizable actor(s) or director(s) for the film. We also intend to continue discussions with various film distributors to determine what our best options are for the distribution of a completed project. We plan to offer grants of our stock or options to acquire our stock to secure screenplays, treatments, actors’ participation and directors’ participation in our films. A treatment is a written sketch outlining the plot, characters, and action for a screenplay but not including certain elements of a finished screenplay, such as camera directions and dialogue. There can be no assurance that writers, actors and/or directors, in exchange for their participation in a film, will ever consider our stock in exchange for their screenplays or services. Any such grants of stock may involve substantial dilution to our existing shareholders. See “Risk Factors.”

We currently do not have sufficient capital to independently finance our own film projects. We intend to rely on outside sources of financing for all film production activities. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to produce commercially successful motion picture films. To succeed, we must develop or acquire screenplays appropriate for production and distribution. We intend to rely on our Chairman’s and majority shareholder’s access to relationships with creative talent, including writers, actors and directors to find suitable existing screenplays. We also intend to market our website to the film and entertainment industry to solicit screenplays and other projects for our consideration and intend to increase our presence on various social media websites to promote our Company and any potential projects that we can secure the rights for production and/or distribution. There can be no guarantee or assurance that our Chairman and/or our website will enable us to attract and produce commercially viable screenplays into films that will result in future profits to us or develop or acquire other entertainment related projects that will be profitable to us.

We plan to profit from this business activity by exclusively owning various rights, titles, and interest in and to, any screenplay and any film derived from it and also capitalizing on other marketing opportunities associated with these properties including, but not limited to, the publishing and promotion of associated music, the incorporation of original songs on sound tracks for subsequent use in promotion, sound track albums, story-telling records and the licensing of merchandising rights. Motion picture revenue is derived from the worldwide licensing of a film to several distinct Markets, each having its own distribution network and potential for profit. The selection of the distributor for each of our feature films will depend upon several factors. Our most basic criterion is whether the distributor can secure bookings for the exhibition of the film on satisfactory terms or whether we, if we assume distribution efforts, are able to secure bookings. We will consider whether, when and in what amount the distributor will make advances to us. We will also consider the amount and manner of computing distribution fees and the extent to which the distributor will guarantee certain print, advertising and promotional expenditures.

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

Since September 10, 2009 (our inception) to December 31, 2016, we have not generated any revenues and have an accumulated deficit of $(222,165). We anticipate generating revenues within the first twelve months after we have secured separate financing for our first film or entertainment project. We believe that we have insufficient working capital to continue our operations for the next 12 months without the need to seek additional financing, based on loans from our majority shareholder and his oral agreement to continue to fund our overhead. In the event our shareholder is unwilling or unable to advance us funds, we will not have sufficient working capital. We currently have two officers and a sole director. These individuals allocate time and personal resources to us on a part-time basis and our chief executive officer devotes approximately 10 hours per week to us. One of our shareholders, who is neither an officer or director and who owns less than 10% of our common stock, has advanced $12,000 as an interest-free demand loan and has orally agreed to defer payment until we are financially able to repay it. Our majority shareholder has advanced us $61,547 as an interest-free demand loan and has orally agreed to defer payment until we are able to repay it.

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

Currently, we cannot provide any assurance that we will ever be able to produce a high-quality film in the future or develop and/or produce any entertainment related project.

Financing Strategy

We will not be able to produce a feature film on our own without additional outside financing. Primary responsibility for the overall planning, financing and production of each motion picture will rest with our management. For each motion picture, we plan to employ an independent film director who will be responsible for, or involved with, many of the creative elements, such as direction, photography, and editing. All decisions will be subject to budgetary restrictions and our business control, although we will permit an independent director to retain reasonable artistic control of the project, consistent with its completion within strict budget guidelines and the commercial requirements of the picture. We cannot provide any guarantee that we will be able to ever employ a competent independent film director in the future to manage our anticipated films. We intend to assemble a film package, which we define as a script, budget, a business plan that outlines a plan for producing the film and identifies a producer.

Whenever possible we will attempt to plan with providers of goods and services to defer payment until a later stage in the production and financing cycle. Once a film package has been assembled, there are various methods of obtaining the funds needed to complete the production of a motion picture. Examples of financing alternatives include the assignment of our rights in a film to a joint venture or a co-producer. Alternatively, we may form a limited liability company or partnership where we will be the managing member or the general partner. We may also obtain favorable pre-release sales or pre-licensing commitments from various end-users such as independent domestic distributors, foreign distributors, cable networks, and video distributors. These various techniques, which are commonly used in the industry, can be combined to finance a project without a major studio financial commitment. We may, at management’s discretion, sell shares of our capital stock or exchange shares for services, to finance the production of films.

By using Canada as our primary shooting location, we may be able to obtain financial support from the Canadian federal and provincial governments. By filming in Canada, we expect to be able to borrow against tax credits obtained through Canadian federal and provincial production services tax credits. These tax credits will enable to us to recover 27% to 33% of eligible labor costs, or approximately 13.5% to 16.5% of our total production budget. Canadian banks commonly allow producers to borrow against such tax credits in producing motion pictures. We may also be able to access foreign government financing through international co-productions with treaty countries and are looking at opportunities with some of the production companies that we have had discussions with in shooting in various states with favorable tax credits such as Michigan, Louisiana and Mississippi.

We may use any one or a combination of these or other techniques to finance our films. We anticipate that any financing method will permit us to maintain control over the production. There can be no assurance that we will be able to successfully arrange for such additional financing and to the extent we are unsuccessful, our production activities may be adversely affected.

Distribution Arrangements

Effective distribution is critical to the economic success of a feature film, particularly when made by an independent production company. We have not yet negotiated any distribution agreements although we have had discussions with several distributors who would be willing to distribute a project if we finance it.

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

Competition

The motion picture industry is intensely competitive. Competition comes from companies within the same business and companies in other entertainment media that create alternative forms of entertainment. The industry is currently evolving in such a way that certain multinational multimedia firms will be able to dominate this space because of their control over key film, magazine, and television content, as well as key network and cable outlets. These organizations have numerous competitive advantages, such as the ability to acquire financing for their projects and to make favorable arrangements for the distribution of completed films. All our competitors will likely be organizations of substantially larger size and capacity, with far greater financial and personnel resources and longer operating histories, and may be better able to acquire properties, personnel and financing, and enter into more favorable distribution agreements. Our success will depend on public taste, which is both unpredictable and susceptible to rapid change.

As an independent film production company, we most likely will not have the backing of a major studio for production and distribution support. Consequently, we may not be able to complete a motion picture.

To be competitive, we intend to create independent motion pictures that may appeal to a wide range of public taste both in the United States and abroad. Moreover, by producing our films in Canada we believe that we will be able to significantly reduce production costs, and thereby offer our films to distributors at competitive pricing. Investors must be aware that we have not produced any film and may not ever be successful in doing so in the future.

Intellectual Property Rights

Rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, including Canada. These laws provide substantial civil and criminal penalties for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, artwork, and still photography are separately subject to copyright under most copyright laws. We plan to take appropriate and reasonable measures to secure, protect, and maintain copyright protection for all our pictures under the laws of the applicable jurisdictions. Motion picture piracy is an industry-wide problem. The motion picture industry trade association provides a piracy hotline and investigates all piracy reports. The results of such investigations may warrant legal action, by the owner of the rights, and, depending on the scope of the piracy, investigation by the Federal Bureau of Investigation and/or the Royal Canadian Mounted Police with the possibility of criminal prosecution.

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

Ordinarily, several individuals contribute authorship to a motion picture, including the writer, director, producer, camera operator, editor, and others. Under the laws of both the United States, and Canada, these individuals are not always considered the “authors,” however, because a motion picture is frequently a “work made for hire.” In the case of a work made for hire, the employer, not the individuals who created the work, is considered the author for copyright purposes. We intend all our films to be works made for hire in which we will be the authors and thereby own the copyright to our films.

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

Although we plan to copyright all our film properties and projects, there is no practical protection from films being copied by others without payment to us, especially overseas. We may lose an indeterminate amount of revenue because of motion picture piracy. Being a small company, with limited resources, it will be difficult, if not impossible, to pursue our various remedies.

Motion picture piracy is an international as well as a domestic problem. It is extensive in many parts of the world. In addition to the Motion Picture Association of America, the Motion Picture Export Association, the American Film Marketing Association, and the American Film Export Association monitor the progress and efforts made by various countries to limit or prevent piracy. In the past, these various trade associations have enacted voluntary embargoes of motion picture exports to certain countries to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. The United States government has publicly considered trade sanctions against specific countries that do not prevent copyright infringement of American motion pictures. There can be no assurance that voluntary industry embargoes or United States government trade sanctions will be enacted. If enacted, such actions may impact the revenue that we realize from the international exploitation of our motion pictures. If not enacted or if other measures are not taken, the motion picture industry, including us, may lose an indeterminate amount of revenue because of motion picture piracy.

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

Television networks and stations in the United States as well as some foreign governments may impose additional restrictions on the content of a motion picture that may wholly or partially restrict exhibition on television or in a territory.

Theatrical distribution of motion pictures, in several states and certain jurisdictions, is subject to provisions of trade practice laws passed in those jurisdictions. These laws generally seek to eliminate the practice known as “blind bidding” and prohibit the licensing of films unless theater owners are invited to attend screenings of the film first. In certain instances, these laws also prohibit payment of advances and guarantees to film distributors by exhibitors.

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

Employees

Currently, we do not have any employees other than our officers and sole director. Our chief executive officer and sole director devotes time as needed to our business and expects to devote 10 hours per week in 2017.

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

We were incorporated in September 2009 and we have not realized revenues. We have no meaningful operating history upon which an evaluation of our prospects can be made. From our inception on September 10, 2009 to December 31, 2016, we have incurred an accumulated deficit of $(222,165). Such prospects must be considered considering the substantial risks, expenses and difficulties encountered by new entrants into the entertainment and film production industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon several factors, including our ability to secure screenplays, attract talent and produce feature films. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

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

Our auditor’s report on our December 31, 2016 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Moreover, our officers may be unable or unwilling to loan or advance us any funds. See “Audited Financial Statements - Auditors Report.”

Because we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors. We incurred a $(222,165) accumulated deficit for the period from inception to December 31, 2016 and we have no revenue. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our films. We plan to seek additional funds through private placements of our common stock. Private placements of our common stock may involve substantial dilution to our existing shareholders. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

We have limited financial resources. As of December 31, 2016, we had $154 of cash on hand and total assets of $154. If we are unable to develop our business or secure additional funds our business would fail and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

General domestic and international economic conditions could have a material adverse effect on our operating results and common stock price and our ability to obtain additional financing.

Because of the current economic downturn and macro-economic challenges currently affecting the economy of the United States and other parts of the world, some of the films or projects that we may desire to produce could suffer delays or postponement until the economy strengthens, which could in turn effect our ability to obtain additional financing or film financing. We anticipate our revenues to be derived from the sale of our film projects, which could be suffer if distributors and/or film companies are suffering from the economic downturn. During weak economic conditions, we may not experience any growth if we are unable to obtain financing for our film projects. If the domestic and/or international economy were to continue to weaken, the demand for any film projects we may desire to produce could decline, which could have a material adverse effect on our operating results and stock price.

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

Our business plan is significantly dependent upon exploiting our products and any intellectual property that we may develop in the future. There can be no assurance that we will be able to control all the rights for all our property or that some of the rights may not revert to their original owners. We may not have the resources necessary to assert infringement claims against third parties who may infringe upon our intellectual property rights. Litigation can be costly and time consuming and divert the attention and resources of management and key personnel. We cannot assure you that we can adequately protect any intellectual property or successfully prosecute potential infringement of our intellectual property rights. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours, or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect our intellectual property rights may result in a loss of revenue and could materially adversely affect our operations and financial condition.

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

Additionally, potential competitors with established market shares and greater financial resources may introduce competing storylines. Thus, there can be no assurance that we will be able to compete successfully in the future or that competition will not have a material adverse effect on our operations. Increased competition could result in lower than expected operating margins or loss of the ability to engage distributors of their productions, either of which would materially and adversely affect our business, results of operation and financial condition.

If we are unable to secure distribution for our films, our business will suffer and likely fail.

Because we lack the resources to distribute our films ourselves, we plan to enter into agreements with established distributors. As a result, we may be unable to secure distribution agreements or revenue guarantees before funds are spent on production. In addition, if we are unable to obtain theatrical distribution on acceptable terms, we may evaluate other alternatives, such as retaining a distributor as an independent contractor or bypassing theatrical distribution altogether. We cannot provide any assurance that we will be able to secure an independent distributor, or if we were able to, under terms that would allow us to be profitable. If we are unable to obtain adequate distribution, we may not have the ability to generate revenue.

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

Our officers and sole director may have conflicts in allocating their time to our business

Our officers and sole director are required to commit time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities. While working on other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a business opportunity should be presented.

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

We intend to become subject to the periodic reporting requirements of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

The Securities and Exchange Commission (“SEC”) adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our audited balance sheet reflects that we have $123 of cash, which is our only asset and, therefore, we may be defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we are considering exploring), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. To assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. To comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted now because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

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

Our sole director has significant control over us and we have not established committees comprised of independent directors.

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

We will rely upon consultants for web-development and the consultants may not complete the work within the set framework that is necessary to promote and recruit personnel effectively or attractive entertainment projects.

We are also heavily dependent on outside web consultants to maintain and expand our website, if we so desire. If a consultant does not fulfill its duties, we may not be able to find another consultant with specific expertise to expand our website.

We currently have a website that we believe will help us attract screenplays and story concepts. It is a basic website at www.thunderclapinc.com; however, functionality is limited. We intend to use the website as a promotional and recruiting tool for potential industry professionals as well as a tool for recruiting young screenwriters and to attract various entertainment projects. We may further develop our website in 2017. If our website is not further developed, we may not be able to adequately access the pool of writing talent we will need to produce commercially viable motion pictures or attract other entertainment projects.

RISKS RELATED TO THE OWNERSHIP OF OUR SECURITIES

Investors may lose their entire investment if we fail to implement our business plan.

As a company without current revenues, we expect to face substantial risks, uncertainties, expenses and difficulties. We were formed on September 10, 2009. We have a limited demonstrable operations record, on which you can evaluate our business and prospects. We have yet to begin production on any entertainment projects and have not generated any revenues. We cannot guarantee that we will be successful in accomplishing our objectives. Taking these facts into account, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in Annual Report on Form 10-K. In addition, our lack of operating capital could negatively impact the value of our common shares and could result in the loss of your entire investment.

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

Currently, there is no established public market for our securities, and there can be no assurance that any established public market will ever develop or that our common stock will be quoted for trading, and, even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We have not entered into any agreement with a market maker to file an application with the Financial Industry Regulatory Authority (“FINRA”) on our behalf to be able to quote the shares of our common stock on the OTC Markets, which is overseen by FINRA. We have identified market maker and intend to enter into an agreement with it to file an application with FINRA. There can be no assurance that the market maker’s application will be accepted by FINRA. We cannot estimate the time that the application will require for FINRA to approve it. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether

(i)	any market for our shares will develop;

(ii)	the prices at which our common stock will trade; or

(iii)	the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading Markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we become able to have our shares of common stock quoted on the OTC Markets, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company (“DTC”) to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTC Markets), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTC Markets). What this means is that while DTC-eligibility is not a requirement to trade on the OTC Markets, it is a necessity to process trades on the OTC Markets if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock would be subject to the penny stock restrictions. See “Risk Factors.”

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market, which is commonly referred to as the OTC Markets, which is overseen FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions that are not available to us. It is likely that our shares will be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

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

Disclosure also must be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

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

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual states laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market would develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue-sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not offer one to us if we are a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

Because insiders control our activities, they may cause us to act in a manner that is most beneficial to them and not to outside shareholders, which could cause us not to take actions that outside investors might view favorably and which could prevent or delay a change in control.

As of the date of this Report, Donald P. Hateley, our legal counsel, owns 14,030,954 common shares representing 85.11% of the outstanding common stock and our officers and sole director hold 1,250,000 common shares representing 7.59% of our outstanding common stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, and the approval of significant corporate transactions, such as mergers and related party transactions. These insiders also can delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of us.

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

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their ability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

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

All of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

All the presently 16,485,000 outstanding shares of common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell more than 1% of the Company’s outstanding common stock every three months. Because of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the prescribed period. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

We do not expect to pay cash dividends in the foreseeable future.

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

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, because of Sarbanes-Oxley, requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities Markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

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

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management because of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it costlier or deter qualified individuals from accepting these roles.

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

We will incur ongoing costs and expenses for SEC reporting and compliance; without revenue, we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

We are in the process of contacting market makers to have the shares quoted on the OTC Markets. To be eligible for quotation on the OTC Markets, issuers must remain current in their filings with the SEC. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTC Markets that become delinquent in their required filings will be removed following a 30 or 60-day grace period if they do not make their required filing during that time. For us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

For all the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any property. We previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224, the location of our business from inception. Our principal shareholder and legal counsel also uses this location. Commencing April 1, 2011, our majority shareholder and legal counsel provides us with office space, on a month-to-month basis, for no charge. The estimated cost of the space was $200 per month from January 2013 to May 2013 and $100 per month from June 2013 to December 2016. For the years ended December 31, 2016 and 2015, we recorded imputed rent expense of $1,200 and $1,200, respectively.

Item 3. Legal Proceedings

We are not a party to any legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public market for our common stock, and a public market may never develop. We are seeking a market maker to file an application with FINRA to be able to quote the shares of our common stock on the OTC Markets, which is overseen by FINRA commencing in the second quarter of 2017. There can be no assurance as to whether we will identify a market marker that will be willing to file an application and, if we identify one and it agrees to file an application, whether such market maker’s application will be accepted by FINRA. We cannot estimate the time that will be required for the application process. Even if our common stock were quoted in a market, there may never be substantial activity in such market. If there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

If we become able to have our shares of common stock quoted on the OTC MARKETS, we will then try, through a broker-dealer and its clearing firm, to become eligible with the DTC to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTC MARKETS), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all the companies on the OTC MARKETS). What this means is that while DTC-eligibility is not a requirement to trade on the OTC MARKETS, it is a necessity to process trades on the OTC MARKETS if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

16,485,000 of the presently outstanding shares of our common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144, which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 registration statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

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

Common Stock Currently Outstanding

As of December 31, 2016, we have 16,485,000 shares of our common stock outstanding.

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

Transfer Agent

We have not presently secured an independent stock transfer agent. We have identified several agents to retain and will decide on which transfer agent to utilize when we apply for our stock symbol.

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

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This Annual Report on Form 10−K contains forward-looking statements. Our actual results could differ materially from those set forth because of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this Report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” in Item 1 above.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the years ended December 31, 2016 and December 31, 2015 and for the period from September 10, 2009 (inception) through December 31, 2016. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of California on September 10, 2009 with fiscal year end in December 31. We are an enterprise that seeks to become an independent film production company, to develop and produce low-budget, independent feature films under $2,000,000. Since beginning operations in September 2009, we have not developed or produced any films and we have accumulated losses in the amount of ($222,165) as of December 31, 2016. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

As of December 31, 2016 and 2015, we had $154 and $123 cash, respectively, on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of December 31, 2016 and 2015, our related party advances from two of our shareholders were $61,547 and $54,848, respectively.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not clear from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2016 and 2015 together with notes thereto, which are included in this Annual Report on Form 10-K.

Year ended December 31, 2016 compared with the year ended December 31, 2015

Revenues. We had no revenues for the years ended December 31, 2016 and 2015.

Operating expenses. Operating expenses include general and administrative expenses, professional fees and rent expense. In total, operating expenses increased $75, or 0.87%, to $8,690 for the year ended December 31, 2016 from $8,615 for the year ended December 31, 2015. The components of operating expenses are discussed below.

General and administrative expenses increased by $1,535 , or 852.78%, to $1,715 for the year ended December 31, 2016 from $180 for the comparable period in 2015. The increase is attributable to the $846 payment of 2015 state income taxes and the $822 accrual of state income taxes for 2016 offset by a $180 reduction in bank fees.

Professional fees decreased $1,460, or 20.18%, to $5,775 for the year ended December 31, 2016 from $7,235 for the comparable period in 2015. This decrease was primarily attributable to the decrease in our accounting fees.

Rent expense remained constant at $1,200 for the year ended December 31, 2016 and for the comparable period in 2015. This is due to the imputed rent expense of $100 per month in both years.

Other Income. Other income decreased by $2,625, or 100%, to $0 for the year ended December 31, 2016 compared to $2,650 for the comparable period in 2015. The decrease in other income is a result of a one-time write-off of $2,625 in accounts payable in 2015.

Net Loss. Our net loss increased $2,700, or 45.14% to $8,690 for the year ended December 31, 2016 from $5,990 for the comparable period in 2015. The increase is primarily attributable to categories discussed above.

Liquidity and Capital Resources. In 2016 and 2015, we did not issue any shares for capital but our majority shareholders advanced us $6,699 for working capital.

Our total assets are $154 and $123 as of December 31, 2016 and 2015, respectively, consisting of $154 and $123 in cash. Our working capital deficit was $62,215 as of December 31, 2016.

Our total liabilities as of December 31, 2016 and 2015 are $62,369 and $54,848, respectively. They consist of $62,369 and $54,848 in current liabilities, which includes $822 and $0, respectively of income taxes payable and of $61,547 and $54,848, respectively in advances from shareholders.

Our total stockholders’ deficit as of December 31, 2016 and 2015 is $62,215 and $54,725, respectively and our accumulated deficit as of December 31, 2015 is $222,165.

We used $6,668 and $7,645 in cash from operating activities for the year ended December 31, 2016 and 2015, respectively.

We had no cash provided by investing activities in the year ended December 31, 2016 or 2015, respectively.

We had $6,699 and $7,617 in cash provided by financing activities for the year ended December 31, 2016 and 2015, respectively.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of December 31, 2016.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended December 31, 2016 and 2015, respectively.

Plan of Operation

Our business strategy is to continue to market our website (www.thunderclapinc.com), which we believe is currently functional and can be used by writers and others to submit treatments, screenplays and other ideas for production. By the end of the second quarter of 2017, we intend to aggressively promote ourselves using social media. We believe that we can attract some projects screenplays, treatments and other entertainment related projects to review and evaluate. We also intend to contact various production companies and discuss ways that we can work together to raise capital for their projects. We intend to exclusively own all right, title and interest in and to the underlying screenplay and any film derived from it.

The number of screenplays to which we will be able to secure production rights during the development stage will depend upon the success of securing financing for each project. We intend to develop at least one screenplay based on the submissions we anticipate being uploaded to our website. There are currently no agreements in place between any funding sources and us to produce any submissions. There can be no guarantee we will have enough funds to secure the rights of any screenplay in the future. We have had numerous discussions with various producers and writers and intend to joint venture or co-produce projects with them based on our ability to bring financing to the projects.

We intend to implement the following tasks within the next twelve months if we can obtain the required financing:

Website: (Estimated cost to complete $1,000). Developing some additional features to our website is to reach prospective screenwriters as well as industry professionals. We believe our enhanced website, www.thunderclapinc.com, will be designed to generate interest in our production concept as well as attracting new writing talent.

Secure Rights to Screenplay: (Estimated cost $10,000). We estimate that we can secure the rights to a screenplay based on the discussions we have had with various producers in 2016. We will attempt to acquire any screenplay rights with the issuance of our common stock to the writer.

Pre-Production Business Plan: (Estimated cost - None). Our chief executive and sole director will complete this without compensation. Once we complete the above tasks, we estimate completing a pre-production business plan by the end of the second quarter of 2017. This pre-production business plan together with the preliminary screenplay, budget, shooting schedule, production board and any talent commitment will be presented to prospective directors, actors, investors and/or financiers by our management.

If we can successfully complete the above goals within the estimated timeframes set forth and are able to raise additional proceeds above the minimum ($10,000) that may be needed to secure the screenplay, those funds would be allocated as follows:

Retain Screen Writer: (Estimated cost $10,000). After a screenplay has been secured, we estimate an additional three months thereafter would be required to secure a screenwriter. We intend to pay for this expense from the funding source for the production.

Completion of Screenplay: (Estimated cost $10,000). We believe the screenplay can be finalized within three months.

Secure Director, Actor(s) and Supporting Cast for Film Production: (Estimated cost $75,000- $125,000); this fee may be secured with issuance of our common or preferred stock; however, management cannot predict now if our common or preferred stock will be attractive to secure the above personnel. We believe this can be completed within 30-45 days after the screenplay has been written.

The following steps would require additional financing from a third-party source or from the issuance of our common or preferred stock in the future. We believe if we can complete the above goals we would be able to obtain additional financing to complete the below tasks within the specified timeframe; however, there can be no guarantee or assurance that we will be successful in completing any of the above described tasks.

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

Our management does not anticipate the need to hire additional full or part-time employees over the next six (6) months, as the services provided by our chief executive and director appear sufficient now. We believe that our operations are currently on a small scale that is manageable by him. Currently, our management’s responsibilities are mainly administrative and focused on project development. While we believe that the addition of employees is not required over the next six (6) months, the professionals we plan to utilize will be considered independent contractors. We do not intend to execute any employment agreements with any of these professionals. Thus, these persons are not intended to be our employees.

Our management does not expect to incur research costs in the next twelve months. We currently do not own any plants or equipment and we do not have any off-balance sheet arrangements. We have not paid for any expenses on behalf of our director or officers. We believe that this fact shall not materially any time soon.

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

DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Thunderclap Entertainment, Inc.

We have audited the balance sheets of Thunderclap Entertainment, Inc. (the “Company”) as of December 31, 2016 and December 31, 2015, and the related statement of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and December 31, 2015, and the results of its operations, changes in stockholders’ deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California

March 23, 2017

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

THUNDERCLAP ENTERTAINMENT, INC.

Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
Current assets
Cash	$154	$123
Total current assets

TOTAL ASSETS	$154	$123

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Income taxes payable	$822	$-
Advances from shareholders	61,547	54,848
Total current liabilities	62,369	54,848

TOTAL LIABILITIES	62,369	54,848

STOCKHOLDERS’ DEFICIT
Common stock; authorized 50,000,000 common shares, no par, 16,485,000 shares issued and outstanding on December 31, 2016 and December 31, 2015	150,000	150,000
Additional paid-in capital	9,950	8,750
Accumulated deficit	(222,165)	(213,475)
TOTAL STOCKHOLDERS’ DEFICIT	(62,215)	(54,725)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$154	$123

The accompanying notes are an integral part of these financial statements.

Thunderclap Entertainment, Inc.

Statements of Operations

	For the year ended December 31, 2016	For the year ended December 31, 2015

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Expenses
General & administrative expenses	1,715	180
Professional and consulting fees	5,775	7,235
Rent expense	1,200	1,200

Total expenses	8,690	8,615

Operating loss	(8,690)	(8,615)

Other income	-	2,625

Net income (loss) for the period	$(8,690)	$(5,990)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	16,485,000	16,485,000

The accompanying notes are an integral part of these financial statements.

THUNDERCLAP ENTERTAINMENT, INC.

Statement of Changes in Stockholders’ Deficit

			Additional
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances, December 31, 2014	16,485,000	$150,000	$7,550	$(207,485)	$(49,935)
Capital contribution	-	-	1,200	-	1,200
Net loss	-	-	-	(5,990)	(5,990)
Balances, December 31, 2015	16,485,000	$150,000	$8,750	$(213,475)	$(54,725)
Capital contribution	-	-	1,200	-	1,200
Net loss	-	-	-	(8,690)	(8,690)
Balances, December 31, 2016	16,485,000	150,000	9,950	(222,165)	(62,215)

The accompanying notes are an intergral part of these financial statements.

Thunderclap Entertainment, Inc.

Statements of Cash Flows

	For the year ended December 31, 2016	For the year ended December 31, 2015
OPERATING ACTIVITIES
Net loss	$(8,690)	$(5,990)
Adjustment to reconcile net loss to net cash used in operating activities:
Rent expense in the form of capitalization	1,200	1,200
Changes in operating assets and liabilities:
Income taxes payable	822	(2,855)

Net cash used in operating activities	(6,668)	(7,645)

FINANCING ACTIVITIES
Advances from shareholders	6,699	7,617

Net cash provided by financing activities	6,699	7,617

Net (decrease) increase in cash	31	(28)

Cash, at beginning of period	123	151

Cash, at end of period	$154	$123

The accompanying notes are an intergral part of these financial statements.

Notes to Financial Statements

NOTE 1 - NATURE OF BUSINESS

The Company was incorporated under the laws of the state of California on September 10, 2009, under the name Thunderclap Entertainment, Inc. The Company has limited operations and has been pursuing a business plan as a producer of low-budget motion pictures and other entertainment content. To date, its business activities have been limited to the research of film scripts and other entertainment related projects and raising capital. The Company has not yet realized any revenues from its operations. The Company is also evaluating various acquisition opportunities and is in discussions with several entertainment companies for projects and joint ventures.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) promulgated in the United States of America.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2016 and December 31, 2015.

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

As of January 1, 2017, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2009 through 2016 California Franchise Tax Returns. However, we have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Fair Value of Financial Instruments

The Company‘s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2016 and 2015.

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

NOTE 3 –INCOME TAXES

As of December 31, 2016, the Company had a net operating loss carry forward of $222,165 that may be available to reduce future years’ taxable income through 2036.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	As of December 31, 2016	As of December 31, 2015
Deferred tax assets:
Net operating tax carry-forwards	$222,165	213,475

Gross deferred tax asset	222,165	213,475
Valuation allowance	(222,165)	(213,475)
Net deferred tax assets	$-	-

The Company files federal and California income tax returns subject to statutes of limitations.

A reconciliation of the statutory federal income tax rate for the year ended December 31, 2016 and 2015 to the effective tax rate is as follows:

	2016	2015
Expected federal tax	34.00%	34.00%
Valuation allowance	(34.00)%	(34.00)%

Total	-%	-%

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 4–STOCKHOLDERS’ DEFICIT

The Company was formed with one class of common stock, no par value and is authorized to issue 50,000,000 common shares and 10,000,000 preferred shares. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all the directors of the Company.

As of December 31, 2016, and 2015, there are 16,485,000 shares of common stock outstanding.

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

The Company’s majority shareholder is its legal counsel. During the years ended December 31, 2016 and 2015, this shareholder advanced $6,699 and $7,617, respectively. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it.

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. Commencing in May 2013, the estimated cost of the space he provides is $100 per month. The Company recorded imputed rent expense of $1,200 and $1,200 for the years ended December 31, 2016 and 2015, respectively.

The Company does not incur any Edgar filing fee with its Edgar Agent since the Company’s majority shareholder acts as legal counsel for the Edgar Agent. The Edgar Agent charges third parties $4,995 per year for unlimited filings.

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

The Company has net losses for the period from September 10, 2009 (inception) to December 31, 2016 of $222,165. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 – COMMITMENT

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $100 per month. The Company recorded rent expense of $1,200 in 2016 and 2015.

NOTE 8–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring after December 31, 2016 through March 23, 2017. Based on its evaluation, there were no transactions to be recorded or disclosed herein, except as disclosed above and in the accompanying notes.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2016 and 2015 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2016 and 2015.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2016. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. We do not have adequate segregation of duties in the handling of our financial reporting. This is caused by a very limited number of personnel.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)

Gary L. Blum	76	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary

Michael F. Matondi, III	43	President

The persons named above have held their offices/positions since September 15, 2009 and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders.

Mr. Gary L. Blum, Chairman, Chief Executive Officer, Chief Financial Officer and Secretary

Gary L. Blum is our Chairman, Chief Executive Officer, Chief Financial Officer and Secretary and has served in that capacity since September 15, 2009. Mr. Blum is also a practicing attorney since 1986 with the Law Offices of Gary L. Blum where his focus is advising a wide variety of closely held private companies as well as public companies in business, corporate, securities and entertainment law. Mr. Blum’s practice areas include: private and public offerings, mergers and acquisitions, SEC and FINRA compliance, stock option and other compensation plans, general corporate and securities law, entertainment and real estate. Mr. Blum has substantial experience in sophisticated business planning and advising clients about the purchase and sale of businesses and has served as a director for many private and publicly traded companies. Mr. Blum’s focus and expertise is advising over-the-counter bulletin board and pink sheet companies with all legal considerations. He also has extensive experience in the field of entertainment, having been counsel for the production and financing of over fifty motion pictures. In his capacity as production counsel, Mr. Blum participated in various aspects of film production including, but not limited to, negotiating talent agreements, distribution agreements, production and financing agreements, script review and development and preparing the documentation for delivery of completed films. Mr. Blum has served as a director of Arrin Corporation, a public company, since December 2009 and, since November 2015, serves as the Chairman and CEO of Potnetwork Holdings, Inc., a publicly traded company. Prior to becoming an attorney, Mr. Blum was a tenured professor of philosophy at the University of Nebraska, Omaha. Mr. Blum received his B.S., Magna Cum Laude, in Mathematics from Loras College in 1962; M.A. in Philosophy from the University of Notre Dame in 1966; and his J.D. and M.B.A. degrees from the University of Southern California Gould School of Law and Marshall School of Business, respectively, in 1978. He has been a member of the California State Bar since 1979.

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

Prior to joining Broken Sky Films, Mr. Matondi worked with the Mark Cunningham Group consulting firm and worked for Southern Wine and Spirits as a wine and spirit purveyor. Mr. Matondi also managed New England District Sales for JStar Brands / Planet 10.

Mr. Matondi graduated from the University of Massachusetts at Amherst in 1997 with a Bachelor of Arts degree in Communication with a minor in Spanish. He also studied acting at the Howard Fine Acting Studio and cinematography at Brooks Institute of Photography in Santa Barbara.

Possible Potential Conflicts

The OTC MARKETS on which we plan to have our shares of common stock quoted does not currently have any director independence requirements.

No member of management will be required by us to work on a full-time basis. Accordingly, certain conflicts of interest may arise between us and our officer and director in that he may have other business interests in the future to which he devotes his attention, and he may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of such judgment as is consistent with each officer’s understanding of his fiduciary duties to us. While working on other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a business opportunity should be presented.

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

Board of Directors

Our sole director holds office until the completion of his term of office, which is not longer than one year, or until his successor(s) have been elected. Our sole director’s term of office expires on March 1, 2017. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

We will reimburse all directors for any expenses incurred in attending directors’ meetings if we have the resources to pay these fees. We will consider applying for officers and directors’ liability insurance at such time when we have the resources to do so.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the last two fiscal years ended December 31, 2016 and 2015, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Gary L. Blum CEO, CFO (1)	2016 2015	-	-	-	-	-	-	-	-

Michael F. Matondi, III, President (2)	2016 2015	-	-	-	-	-	-	-	-

We currently do not have any ployment arrangement with Mr. Blum or Mr. Matondi. Mr. Blum’s and Mr. Matondi’s compensation has not been fixed or based on any percentage calculations. Mr. Blum will make all decisions determining the amount and timing of their compensation and, for the immediate future, will not receive any compensation. Mr. Blum’s compensation amounts will be formalized if his annual compensation exceeds $50,000.

(1) Mr. Blum received 1,000,000 shares of our common stock for organizational services, which we valued at $100. We do not intend on issuing any additional shares to Mr. Blum for his activities as a director.

(2) Mr. Matondi received 250,000 shares of our common stock for organizational services, which we valued at $25. We do not intend on issuing any additional shares to Mr. Matondi for his activities as our president.

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards during the period ended December 31, 2016.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 24, 2017, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of March 24, 2017, we had 16,485,000 shares of common stock outstanding, which are held by 31 shareholders. There is not any pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Donald P. Hateley	14,219,050	86.25%
Common Stock	Gary L. Blum	1,000,000	6.07%
Common Stock	Michael F. Matondi, III	250,000	1.52%
	All Officers and Directors as a Group (2 persons)	1,250,000	7.59%

Donald P. Hateley, our legal counsel, will continue to own the majority of our common stock until he either sells his shares or we issue new shares to investors, which reduces his percentage. Therefore, investors in our stock will be unable to change the course of our operations. Thus, the shares investors own in us lack the value normally attributable to voting rights. This could result in a reduction in value of the shares you own because of their ineffective voting power.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our promoters are Mr. Blum, our chairman, chief executive officer, chief financial officer and secretary, and Mr. Matondi, III, our president.

Our office and mailing address is 201 Santa Monica Blvd., Suite 300, Santa Monica, CA 90401. Mr. Hateley, our legal counsel, shares office space with us. Effective April 1, 2011, Mr. Hateley has provided us with office space at no cost to us and therefore we will not incur any rent expense. We estimate that the approximate value of the space he is providing to be $100 per month and there is no written lease agreement for our use of this space, which he provides to us on a month-to-month basis. We impute $100 per month as rent expense.

On September 15, 2009, we issued 1,000,000 shares of our common stock to Gary L. Blum, our chief executive officer, chief financial officer, secretary and sole director and 250,000 shares of our common stock to Michael F. Matondi, III, our president. These shares were issued in exchange for services valued at $100 and $25, respectively or $0.0001 per share. On September 15, 2009, we issued 13,000,000 shares of our common stock to Donald P. Hateley, our founder and legal counsel. These shares were issued in exchange for services valued at $1,300, or $0.0001 per share. From November 17, 2015 to March 17, 2017, Mr. Hateley has purchased 1,023,810 common shares from 2 shareholders for $138,500 in cash.

Our officers and sole director are required to commit time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities. While working on their other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a business opportunity should be presented.

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

Item 14. Principal Accountant Fees and Services.

During the last two fiscal years, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the year ended December 31, 2016, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2016.

	December 31, 2016	December 31, 2015

Audit Fees	$7,100	$5,500
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

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

THUNDERCLAP ENTERTAINMENT, INC.

March 24, 2017	/s/ Gary L. Blum
Gary L. Blum Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 24, 2017	/s/ Gary L. Blum
Gary L. Blum Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer) and Sole Director

