Form 10-Q
period 2017-03-31
Thunderclap Entertainment, Inc.
filed 2017-04-28
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 28, 2017, the number of shares outstanding of the issuer’s sole class of common stock, no par value per share, is 16,485,000.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THUNDERCLAP ENTERTAINMENT, INC.

Condensed Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$132	$154
Total Current Assets	132	154

TOTAL ASSETS	$132	$154

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable	$-	$822
Advances from Shareholders	64,947	61,547
Total Current Liabilities	64,947	52,369

TOTAL LIABILITIES	64,947	62,369

STOCKHOLDERS’ DEFICIT
Common Stock; Authorized 50,000,000 common shares, no par, 16,485,000 issued and outstanding on March 31, 2017 and December 31, 2016, respectively	150,000	150,000
Additional Paid-in Capital	10,250	9,950
Accumulated Deficit	(225,065)	(222,165)
TOTAL STOCKHOLDERS’ DEFICIT	(64,815)	(62,215)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$132	$154

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thunderclap Entertainment, Inc.

Condensed Statements of Operations

	For the three months ended March 31, 2017	For the three months ended March 31, 2016

Revenue	$-	$-

Expenses

General & Administrative Expenses	-	847
Professional and Consulting Fees	2,600	2,625
Rent Expense	300	300
Operating expenses	$2,900	$3,772

Operating loss	(2,900)	(3,772)

Net Loss for the Period	$(2,900)	$(3,772)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	16,485,000	16,485,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thunderclap Entertainment, Inc.

Condensed Statements of Cash Flows

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(2,900)	$(3,772)
Adjustments to reconcile net loss to net cash provided by operations: Imputed rent expense	300	300
Changes in operating assets and liabilities:
Accounts payable	(822)	822
Net cash used in operating activities	(3,422)	(2,650)

FINANCING ACTIVITIES
Advances from shareholders	3,400	2,700

Net cash provided by financing activities	3,400	2,700

Net increase (decrease) in cash	(22)	50

Cash, at beginning of period	154	123

Cash, at end of period	$132	$173

Supplemental disclosure of non-cash investing and financing activities:

Supplemental cash flow information:
Interest paid	-	-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUNDERCLAP ENTERTAINMENT, INC.

Notes to Condensed Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed balance sheet of Thunderclap Entertainment, Inc. (the “Company”) as of March 31, 2017, and the condensed statements of operations for the three-month period ended March 31, 2017 and the three-month period ended March 31, 2016, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of March 31, 2017, and the results of operations for the three-months ended March 31, 2017 and for the three-months ended March 31, 2016.

Certain information and notes normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These condensed financial statements should be read in conjunction with the audited financial statements and notes to financial statements as of December 31, 2016 and calendar year then ended.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of and for the three months ended March 31, 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2017.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of March 31, 2017 and December 31, 2016.

THUNDERCLAP ENTERTAINMENT, INC.

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

Fair Value of Financial Instruments

The Company‘s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2017 and December 31, 2016.

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

As of March 31, 2017, there are 16,485,000 shares of common stock outstanding.

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

The Company’s majority shareholder is its legal counsel. During the three months ended March 31, 2017 and 2016, this shareholder advanced $3,400 and $2,700, respectively. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholder has agreed not to seek repayment until the Company is financially able to repay it.

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $100 per month. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA. For the three months ended March 31, 2017 and 2016, the Company recorded rent expense of $300, respectively.

THUNDERCLAP ENTERTAINMENT, INC.

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

The Company has accumulated deficit as of to March 31, 2017 of $225,065. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 – COMMITMENT

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $100 per month. The Company recorded rent expense of $300 and $300 for the three months ended March 31, 2017 and 2016, respectively.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2017 and March 31, 2016. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of California on September 10, 2009 with fiscal year end in December 31. We are an enterprise that seeks to become an independent film production company, to develop and produce low-budget, independent feature films under $2,000,000. Since beginning operations in September 2009, we have not developed or produced any films and we have accumulated losses in the amount of ($225,065) as of March 31, 2017. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We have yet to commence planned operations to any significant measure. As of the date of this Quarterly Report, we have not generated any revenues. We will not be profitable until we derive sufficient revenues and cash flows from the development, production and sale of film projects or acquire a profitable business. Our chief executive officer and sole director, Gary L. Blum, is our only employee. Mr. Blum will devote at least ten hours per week to us but may increase the number of hours as necessary.

As of March 31, 2017, we had $132 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next three months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of March 31, 2017, the Company borrowed $64,947 from two of its shareholders.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the three months ended March 31, 2017 and 2016, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2017 compared with the three months ended March 31, 2016

Revenues. We had no revenues for the three months ended March 31, 2017 and 2016.

Operating expenses. Operating expenses include general and administrative expenses, professional and consulting fees, and rent expense. In total, operating expenses decreased $872, or 23.12%, to $2,900 for the three months ended March 31, 2017 from $3,772 for the three months ended March 31, 2016. The components of operating expenses are discussed below.

●	General and administrative expenses decreased by $847, or 100.00%, for the three months ended March 31, 2017 to $0 from $847 for the comparable period in 2016. The decrease between 2017 and 2016 is primarily attributable to the payment of state income taxes in 2016.

●	Professional fees decreased by $25, or 0.95%, to $2,600 for the three months ended March 31, 2017 from $2,625 for the comparable period in 2016. The decrease between 2017 and 2016 is attributable to a $25 decrease in our accounting fees.

●	Rent expense remained constant at $300 for the three-months ended March 31, 2017 compared to the comparable period in 2016. This is attributable to the imputed rent expense that we recognize as additional paid-in capital and not based on actual rent we pay.

Net Loss. Our net loss decreased $872, or 23.12% to $2,900 for the three months ended March 31, 2017 from $3,772 for the comparable period in 2016. The increase is primarily attributable to an decrease in general and administrative expenses.

Liquidity and Capital Resources. In 2017, we did not issue any shares for capital. For the three months ended March 31, 2017, our majority shareholder loaned us $3,400. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

THUNDERCLAP ENTERTAINMENT, INC.

Our total assets are $132 as of March 31, 2017, consisting of $132 in cash. Our working capital deficit was $64,815 as of March 31, 2017.

Our total liabilities are $64,947 as of March 31, 2017, consisting of $64,947 in current liabilities, which is comprised of advances from shareholders of $64,947.

As of March 31, 2017, our total stockholders’ deficit is $64,815 and our accumulated deficit is $225,065.

We had $3,422 in net cash used by operating activities for the three months ended March 31, 2017, which included $2,900 in net loss, which amount was offset by $300 in rent expense and increased $822 by accounts payable.

We had no cash provided by investing activities in the three months ended March 31, 2017.

We had $3,400 cash provided by financing activities for the three months ended March 31, 2017.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2017.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2017 and March 31, 2016, respectively.

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

THUNDERCLAP ENTERTAINMENT, INC.

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended March 31, 2017.

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

THUNDERCLAP ENTERTAINMENT, INC.

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended March 31, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THUNDERCLAP ENTERTAINMENT, INC.

April 28, 2017	/s/ Gary L. Blum
Gary L. Blum Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

