Form 10-Q
period 2017-06-30
Thunderclap Entertainment, Inc.
filed 2017-07-14
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 14, 2017, the number of shares outstanding of the issuer’s sole class of common stock, no par value per share, is 16,485,000.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THUNDERCLAP ENTERTAINMENT, INC.

Condensed Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$107	$154
Total Current Assets	107	154

TOTAL ASSETS	$107	$154

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable	$800	$822
Advances from Shareholders	67,047	61,547
Total Current Liabilities	67,847	62,369

TOTAL LIABILITIES	67,847	62,369

STOCKHOLDERS’ DEFICIT
Common Stock; Authorized 50,000,000 common shares, no par, 16,485,000 issued and outstanding on June 30, 2017 and December 31, 2016, respectively	150,000	150,000
Additional Paid-in Capital	10,550	9,950
Accumulated Deficit	(228,290)	(222,165)
TOTAL STOCKHOLDERS’ DEFICIT	(67,740)	(62,215)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$107	$154

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thunderclap Entertainment, Inc.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Expenses
General & administrative expenses	$825	$-	$825	847
Professional and consulting fees	2,100	1,050	4,700	3,675
Rent expense	300	300	600	600

Total expenses	3,225	1,350	6,125	5,122

Operating loss	(3,225)	(1,350)	(6,125)	(5,122)

Other income	-	-	-	-

Net income (loss) for the period	$(3,225)	$(1,350)	$(6,125)	$(5,122)

Earnings/Loss per share- Basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	16,485,000	16,485,000	16,485,000	16,485,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thunderclap Entertainment, Inc.

Condensed Statements of Cash Flows

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(6,125)	$(5,122)
Adjustments to reconcile net loss to net cash provided by operations:
Imputed rent expense	600	600

Changes in operating assets and liabilities:
Accounts payable	(22)	-
Net cash used in operating activities	(5,547)	(4,522)

FINANCING ACTIVITIES
Advances from shareholders	5,500	4,600

Net cash provided by financing activities	5,500	4,600

Net increase (decrease) in cash	(47)	78

Cash, at beginning of period	154	123

Cash, at end of period	$107	$201

Supplemental cash flow information:
Interest paid	-	-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUNDERCLAP ENTERTAINMENT, INC.

Notes to Condensed Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed balance sheet of Thunderclap Entertainment, Inc. (the “Company”) as of June 30, 2017, and the condensed statements of operations for the three-month and six-month period ended June 30, 2017 and the three-month and six-month period ended June 30, 2016, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of June 30, 2017, and the results of operations for the three-months and six-months ended June 30, 2017 and for the three-months and six-months ended June 30, 2016.

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

NOTE 2 - NATURE OF BUSINESS

The Company was incorporated under the laws of the state of California on September 10, 2009, under the name Thunderclap Entertainment, Inc. The Company has limited operations and has been pursuing a business plan as a producer of low-budget motion pictures and other entertainment content. To date, its business activities have been limited to the research of film scripts and other entertainment related projects and raising capital. The Company has not yet realized any revenues from its operations. The Company is also evaluating various acquisition opportunities and is in discussions with several entertainment and non-entertainment companies for projects and joint ventures and acquisitions.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of and for the three months and six months ended June 30, 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2017.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2017 and December 31, 2016.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2017 and December 31, 2016.

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

As of June 30, 2017, there are 16,485,000 shares of common stock outstanding.

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

The Company’s majority shareholder is its legal counsel. During the six months ended June 30, 2017 and 2016, this shareholder advanced $5,500 and $4,600, respectively. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholder has agreed not to seek repayment until the Company is financially able to repay it.

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $100 per month. Its executive officer, Gary L. Blum, also works from this location and also maintains an office in Los Angeles, CA. For the three months and six months ended June 30, 2017 and 2016, the Company recorded rent expense of $300 and $600, respectively in each of those periods.

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

The Company has accumulated deficit as of to June 30, 2017 of $228,290. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 – COMMITMENT

The Company does not own any property. It previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224. Its principal shareholder and legal counsel also use this location. Commencing April 1, 2011, the Company’s legal counsel provides it with office space, on a month-to-month basis, for no charge. The estimated cost of the space he provides is $100 per month. The Company recorded rent expense of $300 and $300 for the three months ended June 30, 2017 and 2016, respectively and $600 and $600 for the six months ended June 30, 2017 and 2016, respectively.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months and six months ended June 30, 2017 and June 30, 2016. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of California on September 10, 2009 with fiscal year end in December 31. We are an enterprise that seeks to become an independent film production company, to develop and produce low-budget, independent feature films under $2,000,000. Since beginning operations in September 2009, we have not developed or produced any films and we have accumulated losses in the amount of ($228,290) as of June 30, 2017. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We have yet to commence planned operations to any significant measure. As of the date of this Quarterly Report, we have not generated any revenues. We will not be profitable until we derive sufficient revenues and cash flows from the development, production and sale of film projects or acquire a profitable business. We are actively evaluating several business opportunities that we may acquire. Our chief executive officer and sole director, Gary L. Blum, is our only employee. Mr. Blum will devote at least ten hours per week to us but may increase the number of hours as necessary.

As of June 30, 2017, we had $107 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next three months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of June 30, 2017, the Company borrowed $67,047 from two of its shareholders and, as of the date of this Report, has borrowed $69,147.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering, we will then have to seek additional funds through debt financing, which would be highly difficult for us with nominal assets to secure. Therefore, we are highly dependent upon the success of a future private placement offering and failure thereof would result in our having to seek capital from other resources such as debt financing, which may not even be available to us. However, if such financing were available, because we have yet to generate any revenues, we would likely have to pay additional costs associated with high-risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

Thunderclap Entertainment, Inc.

While do not have any agreements to merge with any or acquire another entity; we intend to look at any opportunities that we believe will enhance our shareholders’ value and are exploring all available options including, but not limited to, acquiring other companies within and outside of the entertainment industry. We have held discussions with various companies and are evaluating our options at the present time.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the three months and six months ended June 30, 2017 and 2016, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2017 compared with the three months ended June 30, 2016

Revenues. We had no revenues for the three months ended June 30, 2017 and 2016.

Operating expenses. Operating expenses include general and administrative expenses, professional fees, and rent expense. In total, operating expenses increased $1,875, or 138.89%, to $3,225 for the three months ended June 30, 2017 from $1,350 for the three months ended June 30, 2016. The components of operating expenses are discussed below.

●	General and administrative expenses increased by $825 to $825 for the three months ended June 30, 2017 compared to $0 for the comparable period in 2016. The increase is attributable to the payment of a $25 state filing fees and the accrual of $800 for state income taxes in 2017.

●	Professional fees increased by $1,050, or 100.00%, to $2,100 for the three months ended June 30, 2017 from $1,050 for the comparable period in 2016. The increase is attributable to an increase in our accounting fees.

●	Rent expense remained constant at $300 for the three-months ended June 30, 2017 compared to the comparable period in 2016. This is attributable to the imputed rent expense that we recognize as additional paid-in capital and not based on actual rent we pay.

Net Loss. Our net loss increased $1,875, or 138.89% to $3,225 for the three months ended June 30, 2017 from $1,350 for the comparable period in 2016. The increase is primarily attributable as discussed above.

Six months ended June 30, 2017 compared with the six months ended June 30, 2016

Revenues. We had no revenues for the six months ended June 30, 2017 and 2016.

Thunderclap Entertainment, Inc.

Operating expenses. Operating expenses include general and administrative expenses, professional fees, and rent expense. In total, operating expenses increased $1,003, or 19.58%, to $6,125 for the six months ended June 30, 2017 from $5,122 for the six months ended June 30, 2016. The components of operating expenses are discussed below.

●	General and administrative expenses decreased by $22, or 2.60%, for the six months ended June 30, 2017 to $825 from $847 for the comparable period in 2016. The decrease between 2017 and 2016 is primarily attributable to the payment of a state tax penalty in 2016.

●	Professional fees increased by $1,025, or 27.89%, to $4,700 for the six months ended June 30, 2017 from $3,675 for the comparable period in 2016. The increase between 2017 and 2016 is attributable to an increase in our accounting fees.

●	Rent expense remained constant at $600 for the six months ended June 30, 2017 compared to the comparable period in 2016. This is attributable to the imputed rent expense that we recognize as additional paid-in capital and not based on actual rent we pay.

Net Loss. Our net loss increased $1,003, or 19.58% to $6,125 for the six months ended June 30, 2017 from $5,122 for the comparable period in 2016. The increase is attributable as discussed above.

Liquidity and Capital Resources. In 2017, we did not issue any shares for capital. For the six months ended June 30, 2017, our majority shareholder loaned us $5,500. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $107 as of June 30, 2017, consisting of $107 in cash. Our working capital deficit was $67,740 as of June 30, 2017.

Our total liabilities are $67,847 as of June 30, 2017, consisting of $67,847 in current liabilities, which is comprised of advances from shareholders of $67,047 and $800 in accrued state income taxes for 2017.

As of June 30, 2017, our total stockholders’ deficit is $67,740 and our accumulated deficit is $228,290.

We had $5,547 in net cash used by operating activities for the six months ended June 30, 2017, which included $6,125 in net loss, which amount was offset by $600 in rent expense and decreased $22 by accounts payable.

We had no cash provided by investing activities in the six months ended June 30, 2017.

We had $5,500 cash provided by financing activities for the six months ended June 30, 2017.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of June 30, 2017.

Thunderclap Entertainment, Inc.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended June 30, 2017 and June 30, 2016, respectively.

Plan of Operation

Our business strategy is to continue to market our website (www.thunderclapinc.com), which we believe is currently functional and can be used by writers and others to submit treatments, screenplays and other ideas for production. If we are able to obtain financing in 2017, we intend to aggressively promote ourselves using social media. We believe that we can attract some projects screenplays, treatments and other entertainment related projects to review and evaluate. We also intend to contact various production companies and discuss ways that we can work together to raise capital for their projects. We intend to exclusively own all right, title and interest in and to the underlying screenplay and any film derived from it.

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

We believe the following is among the most critical accounting policies that impact our financial statements:

Thunderclap Entertainment, Inc.

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended June 30, 2017.

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended June 30, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THUNDERCLAP ENTERTAINMENT, INC.

July 14, 2017	/s/ Gary L. Blum
Gary L. Blum Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

