Form 10-K
period 2017-12-31
TRAQIQ, INC.
filed 2018-03-13
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 333-172658

TraqIQ Inc.

(Exact name of registrant as specified in its charter)

Thunderclap Entertainment, Inc.

(Former name of registrant as specified in its charter)

California	30-0580318
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14205 SE 36th Street, Suite 100

Bellevue, WA 98006

(Address of principal executive offices)

Registrant’s telephone number, including area code: (425) 818-0560

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(do not check if smaller reporting company)	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

There is currently no active market for our common stock.

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of March 12, 2018, was 6,824,250.

Documents incorporated by reference:	None

TABLE OF CONTENTS

GENERAL INFORMATION

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 1A (Risk Factors), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 7A (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed in Item 1A (Risk Factors) and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete discussion of all potential risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.” We may take advantage of the extended transition period until the first to occur of the date we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of the extended transition period. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.

PART I

Item 1. Business

Overview

On July 19, 2017, TraqIQ, Inc. (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with OmniM2M, Inc. (“OmniM2M”) and its shareholders (the “OmniM2M Shareholders”) and Ci2i Services, Inc. (“Ci2i”) and its shareholders (the “Ci2i Shareholders”) whereby the OmniM2M Shareholders and the Ci2i Shareholders agreed to exchange all of their respective shares in OmniM2M and Ci2i in exchange for 3,000,000 shares each of the Company’s common stock, par value $0.0001, effective upon the execution of the Share Exchange Agreement by all of the OmniM2M Shareholders and the Ci2i Shareholders. The OmniM2M Shareholders and the Ci2i Shareholders will each be allocated their respective 3,000,000 shares on a pro rata basis based on their respective holdings in OmniM2M and Ci2i when the Share Exchange Agreement has been fully executed. On August 3, 2017, the Company closed the transaction pursuant to the Share Exchange Agreement with the OmniM2M Shareholders and the Ci2i Shareholders.

Upon completion of the Share Exchange, TraqIQ, Inc. (“TRAQIQ”, or the “Company”) comprised the business activities of two subsidiary companies: Ci2i Services, Inc. (“Ci2i”) and OmniM2M, Inc. (“OmniM2M”).

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

According to Gartner Group, there will be over 21 billion “things” connected to the internet by 2020, or in other words, 3 things per each human being on earth. The Gartner Group reported that the market size for services is expected to be $235 billion in 2016, with the majority coming from business services. Wintergreen Research (2016) more conservatively estimates the commercial IIoT market at $16.3B in 2016 and reaching $185.9B by 2023.

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

OmniM2M Refrigeration Solution

The OmniM2M Refrigeration Solution includes a piece of hardware (the size is about that of a smart phone) that is deployed in the refrigeration units. It has a cellular connection to the OmniM2M software in the cloud. The solution tracks the temperature and alerts the user via email and/or text if there is a change in the temperature. When the health inspector performs its assessment, the customer can simply print or email the data using the OmniM2M reporting feature solution. In addition to monitoring food, the OmniM2M solutions can potentially prevent food poisoning outbreaks by safely monitoring food and equipment to their optimum temperatures.

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

The Solution

The OmniM2M Refrigeration Solution includes a piece of hardware (the size is about that of a smart phone) that is deployed in the refrigeration units. It has a cellular connection to the OmniM2M software in the cloud. The solution tracks the temperature and alerts the user via email and/or text if there is a change in the temperature. When the health inspector performs its assessment, the customer can simply print or email the data using the OmniM2M reporting feature solution. In addition to monitoring food, the OmniM2M solutions can potentially prevent food poisoning outbreaks by safely monitoring food and equipment to their optimum temperatures.

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

TransportIQ, Inc. (“TransportIQ”)

According to the American Trucking Association (ATA), the U.S. trucking industry generated $676.2 billion in revenue in CY-2016, moving 70.6% of all domestic freight tonnage for a total of 10.42 billion tons of freight. As well, the ATA projected that goods hauled by truck are expected to grow at a three percent rate per year over the next five years. Although truck shipping will continue to remain the dominant carrier for freight, with more than 10.5 billion tons of freight moved per year, air, maritime, and rail travel are also seeing increased numbers. Truck shipping rates have been rising by as much as 4% annually, and the forecast is for these rates to continue rising as the demand for truck shipping services increases.

TransportIQ, is long haul trucking carrier business that comprises contract drivers and owner operators. TransportIQ’s customers include leading third-party logistics and supply chain management providers such as C.H. Robinson and PAM Transport, Inc.

TransportIQ launched its business with owner operators and has begun to hire drivers, thereby improving gross profits and service reliability. It plans to grow its operations by incrementally adding new third-party logistics and supply chain management customers, owner operators, and contract drivers.

TransportIQ plans to differentiate itself from traditional carriers through the adoption of new technologies that can help TransportIQ create competitive advantages in the transportation industry. The first step will be integrating OmniM2M’s Industrial Internet of Things (IIoT) tracking devices into van trailers for monitoring and reporting location, weight, and temperature of loads.

Item 1A. Risk Factors

Risk Factors Related to Our Business

An investment in our securities involves a high degree of risk. You should not invest in our securities if you cannot afford to lose your entire investment. In deciding whether you should invest in our securities, you should carefully consider the following information together with all of the other information contained in this Current Report. Any of the following risk factors can cause our business, prospects, financial condition or results of operations to suffer and you to lose all or part of your investment.

General Risks Relating to Our Business, Operations of Financial Condition

We have a limited operating history and are subject to the risks encountered by early-stage companies.

Because our operating company has a limited operating history, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. For us, these risks include:

● risks that we may not have sufficient capital to achieve our growth strategy;

● risks that we may not develop our product and service offerings in a manner that enables us to be profitable and meet our customers’ requirements;

● risks that our growth strategy may not be successful; and

● risks that fluctuations in our operating results will be significant relative to our revenues.

These risks are described in more detail below. Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business would be significantly harmed.

Our operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

Our operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. If we do not generate revenues, do not achieve profitability and do not have other sources of financing for our business, we may have to curtail or cease our development plans and operations, which could cause investors to lose the entire amount of their investment.

If we are unable to manage our anticipated post-Share Exchange Agreement growth effectively, our business could be adversely affected.

We anticipate that a significant expansion of our operations and addition of operating subsidiaries, including one in the United States, and new personnel will be required in all areas of our operations in order to implement our post-Share Exchange business plan. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. For us to continue to manage such growth, we must put in place legal and accounting systems, and implement human resource management and other tools. We have taken preliminary steps to put this structure in place. However, there is no assurance that we will be able to successfully manage this anticipated rapid growth. A failure to manage our growth effectively could materially and adversely affect our ability to market our crowd funding platform in multiple venues.

Increasing competition within our emerging industry could have an impact on our business prospects.

The IIoT market is an emerging industry where new competitors are entering the market frequently. These competing companies may have significantly greater financial and other resources than we have and may have been developing their products and services longer than we have been developing ours. Although we anticipate that our portfolio of products and related revenue stream sources are broad, increasing competition may have a negative impact on our profit margins.

Our business is subject to risks generally associated with fluctuating economic tendencies in the capital markets.

The demand for our products can change over time due to fluctuations in the global and local economies and in the related capital requirements of small and medium-sized enterprises. These fluctuations could negatively impact our future revenue streams.

We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services, which would harm our competitive position.

Our success depends in part upon our proprietary technology. We rely primarily on trademark, copyright, service mark and trade secret laws, confidentiality procedures, license agreements and contractual provisions to establish and protect our proprietary rights. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. We also pursue the registration of our domain names, trademarks, and service marks in the United States. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any intellectual property rights we hold.

If third parties claim that we infringe their intellectual property, it may result in costly litigation.

We cannot assure you that third parties will not claim our current or future products infringe their intellectual property rights. Any such claims, with or without merit, could cause costly litigation that could consume significant management time. As the number of product and services offerings in the crowd funding market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. Such claims also might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us.

We may need additional financing. Any limitation on our ability to obtain such additional financing could have a material adverse effect on our business, financial condition and results of operations.

Although we expect that the proceeds from the Offering will be sufficient to implement our business plan, there can be no assurance that we will not require additional capital. The raising of additional capital could result in dilution to our stockholders. In addition, there is no assurance that we will be able to obtain additional capital if we need it, or that if available, it will be available to us on favorable or reasonable terms. Any limitation on our ability to obtain additional capital as and when needed could have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Risks Relating to our Securities

Because the common shares issued under the Share Exchange Agreement will result in a deemed a reverse acquisition, we may not be able to attract the attention of major brokerage firms, which may limit the liquidity of our Common Stock and may make it more difficult for us to raise additional capital in the future.

Additional risks may exist because the Share Exchange will be considered a “reverse acquisition” under accounting and securities regulations. Certain SEC rules are more restrictive when applied to reverse acquisition companies, such as the ability of stockholders to resell their shares of Common Stock pursuant to Rule 144. In addition, securities analysts of major brokerage firms may not provide coverage of our Common Stock following the Share Exchange because there may be little incentive for brokerage firms to recommend the purchase of our Common Stock. As a result, our Common Stock may have limited liquidity and investors may have difficulty selling it. In addition, we cannot assure you that brokerage firms will want to conduct any secondary offerings on our behalf if we seek to raise additional capital in the future. Our inability to raise additional capital may have a material adverse effect on our business.

There is not now, and there may not ever be, an active market for the Company’s Common Stock.

There currently is no public market for our Common Stock. Further, our Common Stock is not currently quoted on the OTC Markets (the “OTC Markets”) trading of our Common Stock has not yet commenced. If and when our stock does begin to trade, such trading may be extremely sporadic. For example, several days may pass before any shares may be traded. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our Common Stock. Accordingly, investors must assume they may have to bear the economic risk of an investment in our Common Stock for an indefinite period of time. There can be no assurance that a more active market for the Common Stock will develop, or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of our Common Stock, and would likely have a material adverse effect on the market price of our Common Stock and on our ability to raise additional capital.

We cannot assure you that the Common Stock will become liquid or that it will be listed on a securities exchange.

Until our Common Stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, if ever, we expect our Common Stock to remain eligible for quotation on the OTC Markets. In that venue, however, an investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of the Common Stock. This would also make it more difficult for us to raise capital.

Our Common Stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	Obtain financial information and investment experience objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

●	the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of common stock and cause a decline in the market value of stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The price of our Common Stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our Common Stock is likely to be highly volatile and could fluctuate in response to factors such as:

● actual or anticipated variations in our operating results;

● announcements of developments by us or our competitors;

● announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

● adoption of new accounting standards affecting our Company’s industry;

● additions or departures of key personnel;

● sales of our Common Stock or other securities in the open market; and

● other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

We do not anticipate dividends to be paid on our Common Stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on the Common Stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

If securities analysts do not initiate coverage or continue to cover our Common Stock or publish unfavorable research or reports about our business, this may have a negative impact on the market price of our common stock.

The trading market for the Common Stock will depend on the research and reports that securities analysts publish about our business and the Company. We do not have any control over these analysts. There is no guarantee that securities analysts will cover the Common Stock. If securities analysts do not cover the Common Stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

You may experience dilution of your ownership interests because of the future issuance of additional shares of the Common Stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of Common Stock offered hereby. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of Common Stock, par value $0.0001, and 10,000,000 shares of preferred stock, par value $0.0001, with preferences and rights to be determined by our Board of Directors. We authorized 50,000 shares of our Preferred Stock as Series A and 50,000 shares are issued and outstanding. As of the date of this Report, there are 6,824,250 shares of our Common Stock issued and outstanding and 50,000 shares of our Series A Preferred Stock issued and outstanding. We may also issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of its securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our Common Stock may create downward pressure on the trading price of the Common Stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of the Common Stock will be initially quoted on the OTC Markets.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any property. We previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224, the location of our business from inception. Our principal shareholder and legal counsel also uses this location. Commencing April 1, 2011 until August 3, 2017, our majority shareholder and legal counsel provided us with office space, on a month-to-month basis, for no charge.

As of the date of this annual report, our main corporate mailing address is 14205 S.E. 36th St., Suite 100, Bellevue, WA 98006. We will consider leasing additional office space after its public listing is completed.

Item 3. Legal Proceedings

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no active market for our common stock.

Holders of our Common Stock

As of March 12, 2018, there were approximately 52 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Equity Stock Transfer.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Unregistered Sales of Equity Securities

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

In addition, on July 19, 2017, the Company acquired OmniM2M. For accounting purposes, the acquisition of OmniM2M is recorded at historical cost in accordance with ASC 805-50-25-2 as this is considered an acquisition of entities under common control as the management of the Company and OmniM2M control the activities of the respective companies. The Company issued 3,000,000 shares to the former shareholders of OmniM2M in this acquisition.

All the offers and sales of securities listed above were made to accredited investors. The issuance of the above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Item 6. Selected Financial Data.

As a smaller reporting company, the Company is not required to file selected financial data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” except where the context otherwise requires, the term “we,” “us,” “our,” or “the Company,” refers to the business of TraqIQ Inc.

Overview

TraqIQ, Inc. (along with its wholly owned subsidiaries, referred to herein as the “Company”) was incorporated in the State of California on September 9, 2009 as Thunderclap Entertainment, Inc. On July 14, 2017, Thunderclap Entertainment, Inc. changed its name to TraqIQ, Inc. On July 19, 2017, the Company entered into a Share Exchange Agreement (“share Exchange”) with the stockholders of OmniM2M, Inc. (“OmniM2M”) and Ci2i Services, Inc. (“Ci2i”) whereby the stockholders of OmniM2M and Ci2i agreed to exchange all of their respective shares, representing 100% ownership in OmniM2M and Ci2i in exchange for 3,000,000 shares of the Company’s common stock, respectively. The Share Exchange was accounted for as a reverse merger whereas Ci2i is considered the accounting acquirer and TraqIQ,Inc. is considered the accounting acquiree. Accordingly, the consolidated financial statements included the accounts of Ci2i for all periods presented and the accounts of TraqIQ, Inc. and OmniM2M, which was acquired by the Company on July 19,2017 since the date of acquisition. For accounting purposes, the acquisition of OmniM2M is recorded at historical cost in accordance with Accounting Standard Codification (“ASC”) 805-50-25-2 as this is considered an acquisition of entities under common control as the management of the Company and OmniM2M control the activities of the respective companies. Prior to the merger with Ci2i and acquisition of OmniM2M, the Company was considered a shell company under Rule 12b-2 of the Exchange Act. On December 1, 2017, The Company entered into a Share Purchase Agreement (the “Share Exchange Agreement”) with Ajay Sikka (“Sikka”), the sole shareholder of Transport IQ, Inc. whereby Sikka agreed to sell all of the shares in TransportIQ, Inc. (“TransportIQ”) in exchange for $18,109, in the form of cancellation of all of the debt of TransportIQ that is owed to the Company. The transaction became effective upon the execution of the Share Exchange Agreement by Sikka and the Company; and Transport IQ, Inc, is now a wholly-owned subsidiary of the Company. Because TransportIQ was commonly controlled and owned, the transaction was recorded at the historical carrying value of TransportIQ’s assets and liabilities,

Ci2i is an innovative and growth-oriented services company founded in 1998 that develops and deploys intelligent technologies and products in order to meet the demand for sustainable, integrated solutions to contemporary business needs. Ci2i is a consulting services company that provides marketing and technical services to its clients. These services are delivered both on a Project and a Time & Materials basis. The primary focus has been in the Analytics and Intelligence segments. The Company typically does not own any IP, as all the work is done on behalf of the clients. The Company does most of its business with Microsoft and is looking to diversify into other segments and customers.

OmniM2M was formed in 2014 and is an innovative and growth-oriented company that develops and deploys “Internet of Things” (IoT) and “Mobile to Mobile” (M2M) products in order to meet the demand for sustainable, integrated solutions to contemporary business needs.

TransportIQ was formed in the State of Nevada on September 8, 2017. TransportIQ is long haul trucking carrier business that comprises contract drivers and owner operators. TransportIQ’s customers include leading third-party logistics and supply chain management providers such as C.H. Robinson and PAM Transport, Inc. TransportIQ plans to differentiate itself from traditional carriers through the adoption of new technologies that can help TransportIQ create competitive advantages in the transportation industry, including:

●	Industrial Internet of Things (IIoT) tracking devices
●	Data Analytics software that can help dispatchers improve efficiency and profitability
●	Blockchain transaction software to improve efficiencies with third party logistics companies

Going Concern

The Company has an accumulated deficit and working capital deficit of approximately $1.3 million as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

Our consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues.

In order to further implement its business plan and satisfy its working capital requirements, the Company will need to raise additional capital. There is no guarantee that the Company will be able to raise additional equity or debt financing at acceptable terms, if at all.

There is no assurance that the Company will ever be profitable. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements. Those material accounting estimates that we believe are the most critical to an investor’s understanding of our financial results and condition are discussed immediately below and are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

Use of Estimates

In preparing these consolidated financial statements in conformity with US GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the valuation of long-lived assets, accruals for potential liabilities, and valuation assumptions related to derivative liabilities, equity instruments and share based payments.

Software Costs

OmniM2M accounts for software development costs in accordance with ASC 985.730, Software Research and Development, and ASC 985-20, Costs of Software to be Sold, Leased or Marketed. ASC 985-20 requires that costs related to the development of OmniM2M’s products be capitalized as an asset when incurred subsequent to the point at which technological feasibility of the enhancement is established. ASC 985-20 specifies that “technological feasibility” can only be established by the completion of a “detailed program design” or if no such design is prepared, upon the completion of a “working model” of the software. OmniM2M’s development process does not include a detailed program design. Management believes that such a design could be produced in the early stages of development but would entail significant wasted expense and delay. Consequently, ASC 985-20 requires that development costs be recorded as an expense until the completion of a “working model”. In OmniM2M’s case, the completion of a working model does not occur until shortly before the time when the software is ready for sale.

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

OmniM2M for its software revenue will recognize revenues in accordance with ASC 985-605, Software Revenue Recognition.

Revenue from software license agreements is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable. In software arrangements that include more than one element, OmniM2M allocates the total arrangement fee among the elements based on the relative fair value of each of the elements.

OmniM2M enters into arrangements that can include various combinations of software, services, and hardware. Where elements are delivered over different periods of time, and when allowed under U.S. GAAP, revenue is allocated to the respective elements based on their relative selling prices at the inception of the arrangement, and revenue is recognized as each element is delivered. OmniM2M uses a hierarchy to determine the fair value to be used for allocating revenue to elements: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence, and (iii) best estimate of selling price (“ESP”). For software elements, OmniM2M follows the industry specific software guidance which only allows for the use of VSOE in establishing fair value. Generally, VSOE is the price charged when the deliverable is sold separately or the price established by management for a product that is not yet sold if it is probable that the price will not change before introduction into the marketplace.

ESPs are established as best estimates of what the selling prices would be if the deliverables were sold regularly on a stand-alone basis. The process for determining ESPs requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable.

When the arrangement with a customer includes significant production, modification, or customization of the software, OmniM2M recognizes the related revenue using the percentage-of-completion method in accordance with the accounting guidance and certain production-type contracts contained in ASC 605-35, Construction-Type and Production-Type Contracts. OmniM2M uses the percentage of completion method provided all of the following conditions exist:

●	the contract includes provisions that clearly specify the enforceable rights regarding goods or services to be provided and received by the parties, the consideration to be exchanged and the manner and terms of settlement;

●	the customer can be expected to satisfy its obligations under the contract;

●	OmniM2M can be expected to perform its contractual obligations; and

●	reliable estimates of progress towards completion can be made.

OmniM2M measures completion based on achieving milestones detailed in the agreements with the customers.

Costs of providing services, including services accounted for in accordance with ASC 605-35, are expensed as incurred.

Transport IQ generates revenue through the sale of trucking services and charges its customers based on the number of miles driven. The Company recognizes revenue for trucking services during the period in which delivery is completed.

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

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 31, 2017. Early adoption is permitted. The Company does not believe implementing this guidance will have a significant impact on its consolidated financial position, results of operations and liquidity.

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

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, ASU 2015-14, “Revenue from Contracts with Customers, Deferral of the Effective Date”, and ASU 2016-12, “Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients”, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company does not believe implementing this guidance will have a significant impact on its consolidated financial position, results of operations and liquidity.

In January 2017, the FASB issued ASU 2017-04 Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to simplify the annual or interim goodwill impairment test. A public business entity that is a U.S. SEC filer must adopt the amendments in this update for its annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not believe implementing this guidance will have a significant impact on its consolidated financial position, results of operations and liquidity.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. Public business entities must apply the amendments in this update to annual periods beginning after December 15, 2017. Early application is permitted under certain conditions. The Company does not believe implementing this guidance will have a significant impact on its consolidated financial position, results of operations and liquidity.

There were other updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries or transactions that are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations and Financial Condition for the Year Ended December 31, 2017 as Compared to the Year Ended December 31, 2016

Revenues

For the year ended December 31, 2017 compared to December 31, 2016, the Company’s revenues decreased by $155,407, or 72%, from $218,387 in 2016 to $62,980 in 2017 due to the Company to moving away from the staffing business. 2017 was a transition year. The Company went through M&A process and sharpened focus. The reduction in revenue is a function of moving away from the less profitable staffing business in Ci2i and towards Analytics which is expected to bring in more revenue and higher profitability.

Cost of sales

For the year ended December 31, 2017 compared to December 31, 2016, the Company’s cost of revenue increased by $44,038, from $0 in 2016 due to the company acquisition of TransportIQ in 2017.

Operating Expenses

For the year ended December 31, 2017 compared to December 31, 2016, the Company’s salary and salary related costs increased by $22,902, or 84%, from $27,191 in 2016 to $50,093 in 2017 due to two new employees added during 2017.

During the year ended December 31, 2017, compared to 2016, the Company’s professional fees increased by $29,098, or 27%, from $106,030 in 2016 to $135,128 in 2017 due to costs related to the preparation regulatory filings related to becoming a public company.

For the year ended December 31, 2017 compared to December 31, 2016, the Company’s rent expense decreased by $28,693, or 51%, from $55,726 in 2016 to $27,033 in 2017 due to requiring less office space as it transitioned away from the staffing business

For the year ended December 31, 2017 compared to December 31, 2016, the Company’s general and administrative expenses increased by $68,209, or 168%, from $40,569 in 2016 to $108,778 in 2017 primarily due to the acquisition of OmniM2M and TansportIQ in 2017.

Rent Income

For the year ended December 31, 2017 compared to December 31, 2016, the Company’s rental income decreased by $37,475, or 76%, from $49,160 in 2016 to $11,685 in 2017 due to the office lease ending in April 2017 and was not being extended.

Interest Expense

For the year ended December 31, 2017 compared to December 31, 2016, the Company’s interest expense increased by $60,189, or 117%, from $50,747 in 2016 to $110,936 in 2017 due to higher levels of debt in 2017.

Liquidity and Capital Resources

As of December 31, 2017, current assets were $5,911 and current liabilities outstanding amounted to $1,266,735 which resulted in a working capital deficit of $1,260,824.

Net cash used by operating activities was $195,292 for the year ended December 31, 2017 compared to $5,841 in 2016. Cash used in operations for 2017 and 2016 was the primarily result of funding the business offset by increased accounts payable, decrease in prepaid expenses and non -cash expenses for depreciation and amortization.

Net cash provided by investing activities in 2017 was $6,700 compared to net cash provided by investing activities in 2016 of $5,945. The 2017 cash provided was principally related to investing in Transport IQ and in 2016 the cash provided by investing activities was related to proceeds from the sale of property and equipment.

Net cash provided by financing activities for 2017 was $184,368 resulting from the issuance of long term debt and sale of preferred stock, offset by repayments on the line of credit and long term-debt. Net cash used in financing activities for 2016 was $1,230, resulting from the repayment of $83,041 of third party debt, offset by advances from related parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

Not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm, are set forth on pages F-1 through F-18 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting principally due to the following:

-	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions and therefore there is lack of segregation of duties.

-	An outside consultant assists in the preparation of the annual and quarterly financial statements and partners with the Company to ensure compliance with US GAAP and SEC disclosure requirements.

-	Outside counsel assists the Company in the external attorneys to review and editing of the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The following persons are our executive officers and directors as of March 12, 2018 and hold the positions set forth opposite their respective names. The members of the Board of Directors serve until the next annual meeting and a successor is appointed and qualified, or until resignation or removal.

Name	Age	Position	Date of Appointment
Ajay Sikka	50	Chairman of the Board, Director, Chief Executive Officer, President & Chief Financial Officer	July 19, 2017
Lloyd T. Spencer	61	Vice President & Secretary	July 19, 2017

Business Experience

The following is a brief description of the business experience of our executive officers and directors:

Ajay Sikka, Chairman and Director, President and Chief Financial Officer

Ajay Sikka, age 50, was appointed to our Board as its Chairman the Board appointed him as our Chief Executive Officer, President, Chief Financial and Accounting Officer on July 19, 2017. From May 2014 to the present, Mr. Sikka has served as Chief Executive Officer of OmniM2M, Inc., an IIoT hardware, software and services company. From March 2011 to the present, Mr. Sikka has also served as Chief Executive Officer of Ci2i Services, Inc., an IIoT analytics and marketing company that is focused on providing services and support to enterprise customers, including Microsoft, Staples, Accenture, and Pactera. From April 2004 to Feb 2011, Mr. Sikka served as Senior Director at Microsoft Corp. in Redmond, Washington, where he worked in multiple teams, including Law & Corporate affairs, Central IT, and Business Strategy. He also managed Microsoft’s CloudCRM team that provided Customer Relationship Management (CRM) services within Microsoft. From April 2000 to March 2004, Mr. Sikka served as Chief Executive Officer of IndiaHQ Solutions, Inc., a content provider (Websites, newspapers, Yellow pages) for the South Asian community. That company was sold in 2004. From April 1996 to April 2000, Mr. Sikka served as Group Manager at Microsoft Corp. in Redmond, Washington where he drove Microsoft’s internet business and content management initiatives with telecommunications and Internet service providers. He arrived at Microsoft subsequent to Microsoft’s purchase of Vermeer, that made the FrontPage product. Mr. Sikka is an active angel investor and board of director member for startup companies and new ventures in the Seattle area.

Lloyd T. Spencer, Vice President & Secretary

Lloyd Spencer, age 61, is a member of our Board and was appointed to our Board and as our Vice President and Secretary on July 19, 2017. From September 20, 2007 to the present, Mr. Spencer has also served as President and CEO of Open Road Shipping, Inc., formerly known as CoroWare, whose business is currently in a state of transition. From October 2004 to June 2006, Mr. Spencer was a co-founder and President of CoroWare, Inc., a Washington State private company that was acquired by Innova Holdings, Inc., which is now known as Open Road Shipping, Inc. From July 2006 until present, Mr. Spencer has served in multiple position in CoreWare, Inc. From June 2002 to September 2004, Mr. Spencer was Vice President of Sales at Planet Technologies, a systems integration company based in Germantown, MD. From November 1996 to August 2001, Mr. Spencer was Solutions Unit Manager and Group Product Manager at Microsoft in Redmond, Washington. Prior to Microsoft, Mr. Spencer served as Assistant Vice-President and Business Unit Manager at Newbridge Networks; and Product Line Manager at Sun Microsystems. Mr. Spencer began his career as a software development engineer at Hewlett-Packard Corporation in Cupertino, California. Mr. Spencer received his Bachelor’s degree from Cornell University in 1980 with a major in Biology and Animal Science and with an emphasis in Immunogenetics.

Involvement in Certain Legal Proceedings

Except as set forth in the director and officer biographies above, to the Company’s knowledge, during the past ten (10) years, none of the Company’s directors, executive officers, promoters, control persons, or nominees has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Committees of the Board of Directors

Our Board of Directors has no committees. We do not have a standing nominating, compensation or audit committee.

Corporate Governance

Board Independence

We currently have two directors serving on our board of directors. Our Board of Directors has adopted the definition of “independence” as described in NASDAQ Rules 4200 and 4350. Independent directors would not include anyone who, within the past three years, be employed by us or any of our parent or subsidiary or any of their family members; or any director who is, or who has a family member who is, a controlling shareholder. Our board of directors has determined that no directors meet the independence requirements. We may obtain independent directors in the future but there is no assurance that we will do so.

Code of Business Conduct and Ethics

In September 30, 2009, we adopted a Code of Ethics and Business Conduct which is applicable to our employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct,

●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

●	compliance with applicable laws, rules and regulations,

●	the prompt reporting violation of the code, and

●	accountability for adherence to the code.

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as Exhibit 14.1 to our registration statement, which is incorporated herein. We will provide a copy of the Code of Ethics to any person without charge, upon request. The request for a copy can be made in writing to TraqIQ, Inc., 14205 S.E. 36th St., Suite 100, Bellevue, WA 98006, Attention: Ajay Sikka, CEO.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2017 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

None of our executive officers have received any compensation for the last two fiscal years.

Stock Incentive Plan

We currently do not have any stock incentive plans with any of our executive officers or employees.

Employment Agreements

We currently do not have any employment agreements with any of our executive officers.

Director Compensation

We have not adopted compensation arrangements for members of our board of directors.

Directors’ and Officers’ Liability Insurance

The Company may obtain directors’ and officers’ liability insurance insuring its directors and officers against liability for acts or omissions in their capacities as directors or officers in the near future, subject to certain exclusions. Such insurance also insures the Company against losses which we may incur in indemnifying our officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding the ownership of our common stock as of March 12, 2018, by:

●	each director;
●	each person known by us to own beneficially 5% or more of our Common Stock;
●	each officer named in the summary compensation table elsewhere in this Current Report on Form 8-K; and
●	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. The percentages of common stock beneficially owned are calculated on the basis of 8,824,250 total common shares issued and outstanding after giving effect to the Share Exchange Agreement and the percentage of Series A Preferred Stock is based on the 50,000 shares issued and outstanding.

Unless otherwise indicated below, to the best of our knowledge each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Preferred A Stock	Ajay Sikka(1) 14205 S.E. 36th St., Suite 100 Bellevue, WA 98006	50,000	100.00%

Common Stock	Ajay Sikka 14205 S.E. 36th St., Suite 100 Bellevue, WA 98006	3,788,596	55.52%

Common Stock	Lloyd T. Spencer 14205 S.E. 36th St., Suite 100 Bellevue, WA 98006	0	0.00%

Common Stock	All Officers and Directors as a Group (2 persons)	3,788,596	55.52%

Preferred Stock	All Officers and Directors as a Group (2 persons)	50,000	100.00%

5% or Greater
Common Stock	Vira Sikka 14205 S.E. 36th St., Suite 100 Bellevue, WA 98006	816,103	11.96%

Common Stock	Ajay Sikka 14205 S.E. 36th St., Suite 100 Bellevue, WA 98006	3,788,596	55.52%
		4,604,699	67.48%
Preferred Stock	Ajay Sikka 14205 S.E. 36th St., Suite 100 Bellevue, WA 98006	50,000	100.00%

1 Ajay Sikka is our controlling shareholder. Under the terms of the Series A Preferred Stock, he is entitled to 50,000 votes of common stock for each share of Series A Preferred Stock, thereby effectively giving him, in addition to his 3,788,596 common share votes, an additional 2,500,000,000 common share votes.

Changes in Control

Except for matters described in this Current Report regarding the Share Exchange Agreement and our Series A Preferred Stock, we are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of us. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of us.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Party Transactions

Except as described below, during the quarter ended June 30, 2017 and the past two years, there have been no transactions, whether directly or indirectly, between Donald P. Hateley or Ajay Sikka and any of our officers, directors or their family members.

The details for amount due from / to related parties were as follows:

	2017	2016
December 31,
Amount due from related parties:
Donald P. Hateley(1)	$56,077	$49,547
Alena Borisova(2)	12,000	12,000
Ajay Sikka(3)	591,512	478,242
Total	$659,589	$539,789

(1)	The amount due Donald P. Hateley was for advances he made to TraqIQ, Inc., fka Thunderclap Entertainment, Inc., for working capital, which were unsecured and did not carry an interest rate or repayment terms. On July 19, 2017, we exchanged his related party advances for a convertible note, which bears simple interest at 6% and is convertible into shares of the Company’s common stock at a conversion rate equal to eighty percent (80%) of the average closing share price as quoted on the OTC Markets for the five (5) trading days prior to the date of conversion.
(2)	The amount due Alena Borisova was for a one time advance she made to TraqIQ, Inc., fka Thunderclap Entertainment, Inc., for working capital, which was unsecured and did not carry an interest rate or repayment terms. On July 19, 2017, we exchanged her related party advance for a convertible note, which bears simple interest at 6% and is convertible into shares of the Company’s common stock at a conversion rate equal to eighty percent (80%) of the average closing share price as quoted on the OTC Markets for the five (5) trading days prior to the date of conversion.
(3)	These advances from the CEO are unsecured, due on demand and bear interest at 15% annually.

Item 14. Principal Accounting Fees and Services.

The aggregate fees incurred for each of the last two years for professional services rendered by KBL, LLP, the independent registered public accounting firm for the audit of the Company’s annual financial statements included in the Company’s Form 10-K and review of financial statements for its quarterly reports (Form 10-Q) are reported below.

The Company paid KBL $27,250 for the 2016 audits of Ci2i and OmniM2M and $5,000 for Thunderclap and $12,000 for 2017 Reviews.

	Audit	Taxes	Filings	Accounting	Total
2017	$12,000	$-	$-	$-	$12,000
2016	$32,250	$-	$-	$-	$32,250

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description
10.1**	Share Exchange Agreement dated July 19, 2017, fully executed on August 3, 2017

4.1(a)**	Note Purchase Agreement and Note, dated July 19, 2017 between the Company and Donald P. Hateley

4.1(b)**	Note Purchase Agreement and Note, dated July 19, 2017 between the Company and Alena Borisova

4.2(a)**	Certificate of Determination for Series A Preferred

4.2(b)**	Series A Stock Purchase Agreement dated August 1, 2017

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS XBRL Instance Document *

101.SCH XBRL Taxonomy Extension Schema Document *

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB XBRL Taxonomy Extension Label Linkbase Document *

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
**	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TraqIQ Inc.

Date: March 13, 2018	By:	/s/ Ajay Sikka
	Name:	Ajay Sikka
	Title:	Chairman of the Board of Directors & Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2018	By:	/s/ Ajay Sikka
	Name:	Ajay Sikka
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 13, 2018 on behalf of the registrant and in the capacities indicated.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of TraqIQ, Inc. (formerly Thunderclap Entertainment, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TraqIQ, Inc. (formerly Thunderclap Entertainment, Inc.) (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained significant operating losses and needs to obtain additional financing to continue the services they provide. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

We have served as the Company’s auditor since 2017.

KBL, LLP

New York, NY

March 12, 2018

TRAQIQ, INC.

(FORMERLY THUNDERCLA ENTERTAINMENT, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS

Current Assets:
Cash	$1,718	$5,942
Accounts receivable, net	4,193	-
Prepaid expenses and other current assets	-	3,668
Total current assets	5,911	9,610

TOTAL ASSETS	$5,911	$9,610

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Note payable - bank	$-	$75,000
Current portion of long term debt - related parties	623,512	249,298
Current portion of long term debt	78,063	11,866
Convertible debt - related parties, net of discounts	199,957	-
Accounts payable and accrued expenses	365,203	106,657
Total current liabilities	1,266,735	442,821
Total Liabilities	1,266,735	442,821

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized Series A convertible preferred stock, $0.0001 par value, 50,000 shares and 0 shares issued and outstanding, respectively	5	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 6,824,250 and 824,250 shares issued and outstanding, respectively	682	82
Additional paid in capital	14,403	4,408
Accumulated deficit	(1,275,914)	(437,701)

Total Stockholders’ Deficit	(1,260,824)	(433,211)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,911	$9,610

See notes to consolidated financial statements.

TRAQIQ INC. AND SUBSIDIARIES

(FORMERLY THUNDERCLA ENTERTAINMENT, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	2017	2016

REVENUE	$62,980	$218,387
COST OF REVENUE	44,038	-
GROSS PROFIT	18,942	218,387

OPERATING EXPENSES:
Salaries and salary related costs	50,093	27,191
Professional fees	135,128	106,030
Rent expense	27,033	55,726
General and administrative expense	108,778	40,569
Total operating expenses	321,032	229,516

OPERATING LOSS	(302,090)	(11,129)

OTHER INCOME (EXPENSE):
Gain on sale of fixed assets	-	5,945
Rental income	11,685	49,160
Interest expense	(110,936)	(50,747)
Total other income (expense)	(99,251)	4,358

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(401,341)	(6,771)

Provision for income taxes	-	-

NET LOSS	$(401,341)	$(6,771)

Net Loss per share - Basic and Diluted	$(0.11)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	3,536,819	824,250

See notes to consolidated financial statements.

TRAQIQ INC. AND SUBSIDIARIES

(FORMERLY THUNDERCLA ENTERTAINMENT, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2015	-	$-	824,250	$82	$4,408	$(430,930)	$(426,440)

Net loss for the year	-	-	-	-	-	(6,771)	(6,771)

Balance - December 31, 2016	-	-	824,250	82	4,408	(437,701)	(433,211)

Reverse merger	-	-	3,000,000	300	-	(69,070)	(68,770)

Acquisition of OmniM2M	-	-	3,000,000	300	-	(313,385)	(313,085)

Acquisition of Transport IQ	-	-	-	-	-	(54,417)	(54,417)

Sale of Series A Preferred stock for cash - officer	50,000	5	-	-	9,995	-	10,000

Net loss for the year	-	-	-	-	-	(401,341)	(366,341)

Balance - December 31, 2017	50,000	$5	6,824,250	$682	$14,403	$(1,275,914)	$(1,260,824)

See notes to consolidated financial statements.

TRAQIQ INC. AND SUBSIDIARIES

(FORMERLY THUNDERCLA ENTERTAINMENT, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	2017	2016
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(401,341)	$(6,771)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	1,852	2,418
Amortization of debt discounts	30,516	-
Gain on sale of property	-	(5,945)
Changes in assets and liabilities
Decrease in accounts receivable	-	39,326
Decrease in prepaid expenses	37,827	-
Decrease in deferred revenue	-	(15,000)
Increase (decrease) in accounts payable and accrued expenses	135,854	(19,869)
Net cash used in operating activities	(195,292)	(5,841)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash from reverese merger	557	-
Proceeds from sale of property	-	5,945
Net cash from acquisition of Transport IQ	6,143	-
Net cash provided by investing activities	6,700	5,945

CASH FLOWS FROM FINANCING ACTIVITES
Repayment of line of credit	(75,000)	-
Proceeds from long term debt - related parties	438,840	81,811
Repayment of long term debt - related parties	(169,957)	-
Proceeds from sale of preferred stock to related party	10,000	-
Proceeds from long term debt	45,000	-
Repayments of long term debt	(64,515)	(83,041)
Net cash provided by (used in) financing activities	184,368	(1,230)

NET DECREASE IN CASH	(4,224)	(1,126)

CASH - BEGINNING OF YEAR	5,942	7,068

CASH - END OF YEAR	$1,718	$5,942

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$80,420	$22,958
Income taxes paid in cash	$-	$-
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired and (liabilities assumed) in reverse merger and acquisition of OmniM2M:
Cash	$557	$-
Accounts receivable	4,341	-
Prepaid expenses	23,726	-
Property and equipment	1,907	-
Stockholder advances	(238,394)	-
Short term financing obligations	(18,969)	-
Accounts payable	(86,253)	-
Net liabilities assumed	$(313,085)	$-

Assets acquired and (liabilities assumed) in reverse merger and acquisition of Transport:
Cash	$6,143	$-
Accounts receivable	10,285	-
Property and equipment	593	-
Short term financing obligation	(33,680)
Accounts payable	(37,758)	-
Net liabilities assumed	$(54,417)	$-

See notes to consolidated financial statements.

TRAQIQ INC. AND SUBSIDIARIES

(FORMERLY THUNDERCLA ENTERTAINMENT, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

TraqIQ, Inc. (along with its wholly owned subsidiaries, referred to herein as the “Company”) was incorporated in the State of California on September 9, 2009 as Thunderclap Entertainment, Inc. On July 14, 2017, Thunderclap Entertainment, Inc. changed its name to TraqIQ, Inc. On July 19, 2017, the Company entered into a Share Exchange Agreement (“share Exchange”) with the stockholders of OmniM2M, Inc. (“OmniM2M”) and Ci2i Services, Inc. (“Ci2i”) whereby the stockholders of OmniM2M and Ci2i agreed to exchange all of their respective shares, representing 100% ownership in OmniM2M and Ci2i in exchange for 3,000,000 shares of the Company’s common stock, respectively. The Share Exchange was accounted for as a reverse merger whereas Ci2i is considered the accounting acquirer and TraqIQ,Inc. is considered the accounting acquiree. Accordingly, the consolidated financial statements included the accounts of Ci2i for all periods presented and the accounts of TraqIQ, Inc. and OmniM2M, which was acquired by the Company on July 19,2017 since the date of acquisition. For accounting purposes, the acquisition of OmniM2M is recorded at historical cost in accordance with Accounting Standard Codification (“ASC”) 805-50-25-2 as this is considered an acquisition of entities under common control as the management of the Company and OmniM2M control the activities of the respective companies. Prior to the merger with Ci2i and acquisition of OmniM2M, the Company was considered a shell company under Rule 12b-2 of the Exchange Act. On December 1, 2017, The Company entered into a Share Purchase Agreement (the “Share Exchange Agreement”) with Ajay Sikka (“Sikka”), the sole shareholder of Transport IQ, Inc. whereby Sikka agreed to sell all of the shares in TransportIQ, Inc. (“TransportIQ”) in exchange for $18,109, in the form of cancellation of all of the debt of TransportIQ that is owed to the Company. The transaction became effective upon the execution of the Share Exchange Agreement by Sikka and the Company; and Transport IQ, Inc, is now a wholly-owned subsidiary of the Company. Because TransportIQ was commonly controlled and owned, the transaction was recorded at the historical carrying value of TransportIQ’s assets and liabilities,

Ci2i is an innovative and growth-oriented services company founded in 1998 that develops and deploys intelligent technologies and products in order to meet the demand for sustainable, integrated solutions to contemporary business needs. Ci2i is a consulting services company that provides marketing and technical services to its clients. These services are delivered both on a Project and a Time & Materials basis. The primary focus has been in the Analytics and Intelligence segments. The Company typically does not own any IP, as all the work is done on behalf of the clients. The Company does most of its business with Microsoft and is looking to diversify into other segments and customers.

OmniM2M was formed in 2014 and is an innovative and growth-oriented company that develops and deploys “Internet of Things” (IoT) and “Mobile to Mobile” (M2M) products in order to meet the demand for sustainable, integrated solutions to contemporary business needs.

TransportIQ was formed in the State of Nevada on September 8, 2017. TransportIQ is long haul trucking carrier business that comprises contract drivers and owner operators. TransportIQ’s customers include leading third-party logistics and supply chain management providers such as C.H. Robinson and PAM Transport, Inc. TransportIQ plans to differentiate itself from traditional carriers through the adoption of new technologies that can help TransportIQ create competitive advantages in the transportation industry, including:

●	Industrial Internet of Things (IIoT) tracking devices
●	Data Analytics software that can help dispatchers improve efficiency and profitability
●	Blockchain transaction software to improve efficiencies with third party logistics companies

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the regulations of the United States Securities and Exchange Commission. The consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity.

Consolidation

The consolidated financial statements include the accounts of TraqIQ, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company has no cash equivalents as of December 31, 2017.

Accounts Receivable and Concentration of Credit Risk

The Company considers accounts receivable, net of allowance for returns and doubtful accounts, to be fully collectible. The allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Management has determined that no allowance is required for the outstanding accounts receivable as of December 31, 2017.

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

Intangible assets with definite useful lives are stated at cost less accumulated amortization. OmniM2M has had and currently does have computer software development underway, however, has determined that the costs associated with this development, currently do not meet the requirements for capitalization under ASC 985-20-25. OmniM2M will continue to monitor the development of such software in relationship to the requirements under the ASC in the future to determine if capitalization is warranted.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Management has determined that no impairment of long-lived assets is required for the years ended December 31, 2017 and 2016.

Software Costs

OmniM2M accounts for software development costs in accordance with ASC 985.730, Software Research and Development, and ASC 985-20, Costs of Software to be Sold, Leased or Marketed. ASC 985-20 requires that costs related to the development of OmniM2M’s products be capitalized as an asset when incurred subsequent to the point at which technological feasibility of the enhancement is established. ASC 985-20 specifies that “technological feasibility” can only be established by the completion of a “detailed program design” or if no such design is prepared, upon the completion of a “working model” of the software. OmniM2M’s development process does not include a detailed program design. Management believes that such a design could be produced in the early stages of development but would entail significant wasted expense and delay. Consequently, ASC 985-20 requires that development costs be recorded as an expense until the completion of a “working model”. In OmniM2M’s case, the completion of a working model does not occur until shortly before the time when the software is ready for sale.

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

OmniM2M for its software revenue will recognize revenues in accordance with ASC 985-605, Software Revenue Recognition.

Revenue from software license agreements is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable. In software arrangements that include more than one element, OmniM2M allocates the total arrangement fee among the elements based on the relative fair value of each of the elements.

OmniM2M enters into arrangements that can include various combinations of software, services, and hardware. Where elements are delivered over different periods of time, and when allowed under U.S. GAAP, revenue is allocated to the respective elements based on their relative selling prices at the inception of the arrangement, and revenue is recognized as each element is delivered. OmniM2M uses a hierarchy to determine the fair value to be used for allocating revenue to elements: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence, and (iii) best estimate of selling price (“ESP”). For software elements, OmniM2M follows the industry specific software guidance which only allows for the use of VSOE in establishing fair value. Generally, VSOE is the price charged when the deliverable is sold separately or the price established by management for a product that is not yet sold if it is probable that the price will not change before introduction into the marketplace.

ESPs are established as best estimates of what the selling prices would be if the deliverables were sold regularly on a stand-alone basis. The process for determining ESPs requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable.

When the arrangement with a customer includes significant production, modification, or customization of the software, OmniM2M recognizes the related revenue using the percentage-of-completion method in accordance with the accounting guidance and certain production-type contracts contained in ASC 605-35, Construction-Type and Production-Type Contracts. OmniM2M uses the percentage of completion method provided all of the following conditions exist:

●	the contract includes provisions that clearly specify the enforceable rights regarding goods or services to be provided and received by the parties, the consideration to be exchanged and the manner and terms of settlement;

●	the customer can be expected to satisfy its obligations under the contract;

●	OmniM2M can be expected to perform its contractual obligations; and

●	reliable estimates of progress towards completion can be made.

OmniM2M measures completion based on achieving milestones detailed in the agreements with the customers. Costs of providing services, including services accounted for in accordance with ASC 605-35, are expensed as incurred.

Transport IQ generates revenue through the sale of trucking services and charges its customers based on the number of miles driven. The Company recognizes revenue for trucking services during the period in which delivery is completed.

The Company does not believe that the implementation of changes to ASC Topic 606, which were effective for the Company on January 1, 2018, will have a significant impact on its revenue recognition polices.

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

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 31, 2017. Early adoption is permitted. The Company does not believe implementing this guidance will have a significant impact on its consolidated financial position, results of operations and liquidity.

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

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, ASU 2015-14, “Revenue from Contracts with Customers, Deferral of the Effective Date”, and ASU 2016-12, “Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients”, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company has reviewed its current customer arrangements and does not believe implementing this guidance will have a significant impact on its consolidated financial position, results of operations and liquidity because none of its current customer agreements provide for the bundling of products and services, and separate performance obligations are clearly distinguishable and currently recognized on a basis consistent with this ASU.

In January 2017, the FASB issued ASU 2017-04 Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to simplify the annual or interim goodwill impairment test. A public business entity that is a U.S. SEC filer must adopt the amendments in this update for its annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not believe implementing this guidance will have a significant impact on its consolidated financial position, results of operations and liquidity.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. Public business entities must apply the amendments in this update to annual periods beginning after December 15, 2017. Early application is permitted under certain conditions. The Company does not believe implementing this guidance will have a significant impact on its consolidated financial position, results of operations and liquidity.

In February 2017, the FASB issued ASU 2017-02, Leases. The standard requires all leases with lease terms over 12 months to be capitalized as a right-of-use asset and lease liability on the balance sheet at the date of lease commencement. Leases will be classified as either finance or operating. This distinction will be relevant for the pattern of expense recognition in the income statement. This standard will be effective for the calendar year ending December 31, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on the consolidated financial statements.

In March 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2017-09 is effective for the Company beginning January 1, 2017. The Company adopted the new guidance on January 1, 2017. The adoption of this guidance did not have a material impact on its consolidated results of operations and financial position.

In June 2017, the FASB issued ASU 2017-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard will be effective for the calendar year ending December 31, 2020. The Company is currently in the process of evaluating the impact of adoption of this ASU on the consolidated financial statements.

In August 2017, the FASB issued Accounting Standards Updated 2017-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments” (ASU 2017-15). The standard addresses eight specific cash flow issues to reduce diversity in practice in how certain cash receipts and cash payments are presented on the Statements of Cash Flows. ASU 2017-15 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The amendments require a retrospective approach to adoption and early adoption is permitted, including in an interim period. The Company does not believe implementing this guidance will have a significant impact on its consolidated financial position, results of operations and liquidity.

There were other updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries or transactions that are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. As of December 31, 2017, the Company had a working capital deficit of approximately $1.3 million. For the years ended December 31, 2017 and 2016, the Company generated operating losses of approximately $302,000 and $11,000, respectively, and used approximately $195,000 and $6,000 in operations, respectively. Based on the above factors, the Company believes there is substantial doubt regarding the Company’s ability to continue as a going concern for the next 12 months. The Company’s consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

The Company is implementing its business plan and strategies, the success of which will depend on the Company’s ability to raise debt or equity capital from third party investors. The Company expects the it will continue to incur operating losses and use cash in operations for the at least the next twelve months. There can be assurance that Company will be successful in raising the necessary capital to implement its business plan, and once the business plan is fully implemented, that it will be able to achieve profitable operations.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2017 and December 31, 2016:

	2017	2016
Furniture and fixtures	$2,784	$-
Office equipment	15,186	11,926
M2M equipment	14,126	-
Subtotal	32,096	11,926
Accumulated Depreciation	(32,096)	(11,926)
Net	$-	$-

Depreciation expense for the years ended December 31, 2017 and 2016 was $1,852 and $2,418, respectively. There was no impairment on these assets for this period. The Company sold $5,945 of fully depreciated property and equipment in 2016. The Company recorded a gain on the sale of the property and equipment of $5,945. The amounts for 2016 represent the property and equipment of Ci2i.

NOTE 4: NOTE PAYABLE - BANK

The Company had a $75,000 Line of Credit at a 4.5% interest with Wells Fargo bank. The line of credit was secured by the Company’s assets and was personally guaranteed by the company’s CEO. The balance of the line of credit was $75,000 as of December 31, 2016. The balance of the line of credit was repaid during the year ended December 31, 2017 and no amounts remain outstanding.

NOTE 5: LONG-TERM DEBT RELATED PARTIES

The following is a summary of long-term debt - related parties as of December 31, 2017 and 2016:

		2017	2016
Promissory note - CEO.	(a)	$591,512	$226,707

Amounts due to OmniM2M. These advances eliminate in consolidation for 2017 as a result of the reverse merger.	(b)	-	12,591

Note payable - shareholder.	(c)	32,000	10,000
		$623,512	$249,298

(a)	These are advances from the CEO are unsecured and bear interest at 15% annually (1.25% monthly). Interest expense on this loan for the years ended December 31, 2017 and 2016 was $64,100 and $22,131, respectively. Accrued interest on this loan at December 31, 2017 is $190,131.

(b)	This is an unsecured note (advance) from OmniM2M. These funds are used to pay for the employee benefits of OmniM2M. There is no interest charged on this amount, and the companies have common shareholders and management.

(c)	Note payable to Satinder Thiara entered into December 13, 2016, at interest rate of 15% annually (1.25% monthly). This is an unsecured loan. During the year ended December 31, 2017, the Company received an additional $22,000 pursuant to this Note payable. Interest expense on this loan for the year ended December 31, 2017 and 2016 was $4,800 and $2,200, respectively. Accrued interest on this loan at December 31, 2017 is $7,000. Satinder Thiara is a shareholder of the Company.

The entire balance is reflected as a current liability as the amounts are due on demand.

NOTE 6: LONG-TERM DEBT

The following is a summary of long-term debt as of December 31, 2017 and 2016:

		2017	2016
Promissory notes - Kabbage	(a)	$33,063	$11,866
Notes payable - Swarn Singh	(b)	45,000	-
Total		78,063	11,866
Current portion		78,063	11,866
Total - net of current portion		$-	$-

(a)	Multiple monthly loan agreements with Kabbage. Each of these loans has a six-month duration with interest and fees spread over the 6 months.

(b)	Note payable to Swarn Singh entered into January 2017 ($25,000) and February 2017 ($20,000), at interest rate of 15% annually (1.25% monthly). This is an unsecured loan. Interest expense on this loan for the year ended December 31, 2017 was $6,333. Accrued interest on this loan at December 31, 2017 is $6,333. Both notes are due December 31, 2018.

NOTE 7: CONVERTIBLE DEBT – RELATED PARTIES

In connection with the reverse merger in July 2017, the Company and two stockholders, who had provided related party advances to the Company, agreed to exchange their related party advances for 6% Convertible Promissory Notes due on January 15, 2018 (the “Notes”) in the amount of $68,077. The maturity dates of the July 2017 notes were extended to April 30, 2018. See Note 10. From August 2017 through November 2017, the Company issued additional notes in the principal amount of $100,000. From July The Notes bear simple interest at 6% unless the Company defaults, which increases the interest rate to 10%. The Holders, at their option, can elect to convert the principal plus any accrued interest, into shares of the Company’s common stock at a conversion rate equal to eighty percent (80%) of the average closing share price as quoted on the OTC Markets for the five (5) trading days prior to the date of conversion. Because the Notes are convertible into a variable number of shares of common stock based on a fixed dollar amount, in accordance with ASC Topic 480, the notes are recorded at the fair value of the shares issuable upon conversion. The excess of the fair value of shares issuable over the face value of the Notes is recorded as a discount to the noted to be amortized in to interest expense over the term of the note. The following summarizes the carrying value of convertible debt as of December 31, 2017:

Face value of the notes	$168,077
Excess of the fair value of shares issuable over the face value of the Notes	42,007
Unamortized discount	(10,127)
$199,957

For the year ended December 31, 2017, interest expense on convertible notes – related parties totaled $34,230, which included $30,466 of debt discount amortization. Accrued interest on convertible notes – related parties totaled $3,764 as of December 31, 2017.

NOTE 8: STOCKHOLDERS’ DEFICIT

On July 14, 2017, the “Company”) amended its Articles of Incorporation to i) increase its authorized common stock from 50,000,000 shares , no par value to 300,000,000, $0.0001 par value, ii) increase its authorized $0.0001 par value preferred stock to 10,000,000shares; and (iii) reverse split all outstanding shares of common stock (“Pre-Reverse Split Stock”) such that each twenty (20) shares of Pre-Reverse Split Stock shall be combined and reclassified into one (1) validly issued, fully paid and non-assessable share of the Company’s Common Stock, par value $0.0001 per share. Share amounts for all periods presented have been retroactively adjusted to reflect the reverse split in accordance with SAB Topic 4C. The Company had 824,250 shares issued and outstanding post-split and prior to the reverse merger with Ci2i on July 19, 2017.

Series A Convertible Preferred Stock

On July 19, 2017, the Company approved the issuance of 50,000 shares of its Series A Convertible Preferred Stock to its CEO and, on August 1 2017, the Company sold and issued the 50,000 shares of its Series A Convertible Preferred Stock to its CEO at a price of $0.20 per share for $10,000.

Each outstanding share of Series A Convertible Preferred Stock is convertible into the number of shares of the Company’s common stock (the “Common Stock”) determined by dividing the Stated Value by the Conversion Price as defined below, at the option of any Series A Convertible Preferred Stock shareholder in whole or in part, at any time commencing no earlier than six (6) months after the issuance date; provided that any conversion under this section must be made during the ten (10) day period immediately following the date on which the corporation files with the Securities and Exchange Commission any periodic report on form 10-Q, 10-K or the equivalent form; provided further that, any conversion under this Section IV: (a) shall be for a minimum Stated Value of $500 of Series A Convertible Preferred Stock.

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

In addition, on July 19, 2017, the Company acquired OmniM2M. For accounting purposes, the acquisition of OmniM2M is recorded at historical cost in accordance with ASC 805-50-25-2 as this is considered an acquisition of entities under common control as the management of the Company and OmniM2M control the activities of the respective companies. The Company issued 3,000,000 shares to the former shareholders of OmniM2M in this acquisition.

The common stock was recorded at the historical basis of the net liabilities assumed as a result of the Share Exchange Agreement. As a result, the net liabilities assumed totaled $313,085 and was charged to accumulated deficit.

As of December 31, 2017, the Company has 6,824,250 shares issued and outstanding.

nOTE 9: CONCENTRATIONS

Revenues

During the year ended December 31, 2017, the Company had two major customers comprising 70% of sales. During the year ended December 31, 2016, the Company had two major customers comprising 61% of sales. A major customer is defined as a customer that represents 10% or greater of total sales. Accounts receivable for one of these customers totaled $4,043, or 96% of total accounts receivable, as of December 31, 2017. The Company does not believe that the risk associated with these customers will have an adverse effect on the business.

Purchases

During the year ended December 31, 2017, three major vendors accounted for 83% of the Company’s cost of revenue. A major vendor is defined as a vendor that represents 10% or greater of total purchases. The Company does not believe that the risk associated with these vendors will have an adverse effect on the business. No amounts were owed to these vendors as of December 31, 2017.

NOTE 10: PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2017 and 2016 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to the valuation allowance to fully reserve net deferred tax assets.

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2017 and 2016:

	2017	2016
Federal income taxes at statutory rate	34.00%	34.00%
State income taxes at statutory rate	7.50%	7.50%
Permanent differences	0.04%	(0.00)%
Impact of Tax Reform Act	(23.07)%	(0.00)%
Change in valuation allowance	(18.47)%	(41.50)%
Totals	0.00%	0.00%

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

	As of	As of
	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating losses before non-deductible items	$226,110	$148,818
Total deferred tax assets	226,110	148,818
Less: Valuation allowance	(226,110)	(148,818)

Net deferred tax assets	$-	$-

As of December 31, 2017, the Company has a net operating loss carry forward of $839,775 expiring through 2037. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code. The valuation allowance was increased by $77,292 in 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act decreases the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. The impact of the re-measurement on the Corporation’s net deferred tax asset, as of December 31, 2017, was an approximately $31,000 decrease in deferred tax assets, with a corresponding decrease in the Company’s valuation allowance, and no impact on income tax expense. The Act also includes a number of other provisions including, among others, the elimination of net operating loss carrybacks and limitations on the use of future losses, the repeal of the Alternative Minimum Tax regime and the repeal of the domestic production activities deduction. These provisions are not expected to have a material effect on the Corporation.

Given the significant complexity of the Act and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the Act may be identified in future periods.

nOTE 11: SUBSEQUENT EVENTS

In January 2018, the Company executed an amendment to extend the maturity dates from January 15, 2018 to April 30, 2018, of convertible debt with aggregate outstanding principal balances as of December 31, 2017 of $ 68,077.

