Form 10-Q
period 2018-03-31
TRAQIQ, INC.
filed 2018-05-24
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-172658

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

As of May 24, 2018, there were 27,297,000 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

3

TraqIQ, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current Assets:
Cash	$10,211	$1,718
Accounts receivable, net	8,001	4,193
Total current assets	18,212	5,911

TOTAL ASSETS	$18,212	$5,911

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Current portion of long term debt - related parties	$721,830	$623,512
Current portion of long term debt	73,949	78,063
Convertible debt - related parties, net of discounts	219,263	199,957
Accounts payable and accrued expenses	410,713	365,203
Total current liabilities	1,425,755	1,266,735
Total Liabilities	1,425,755	1,266,735

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized Series A convertible preferred stock, $0.0001 par value, 50,000 shares issued and outstanding	5	5
Common stock, $0.0001 par value, 300,000,000 shares authorized, 27,297,000 shares issued and outstanding	2,730	2,730
Additional paid in capital	12,355	12,355
Accumulated deficit	(1,422,633)	(1,275,914)

Total Stockholders’ Deficit	(1,407,543)	(1,260,824)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,212	$5,911

See accompanying notes to condensed consolidated unaudited financial statements.

TraqIQ, Inc.

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017

REVENUE	$89,786	$8,290
COST OF REVENUE	93,269	-
GROSS PROFIT (LOSS)	(3,483)	8,290

OPERATING EXPENSES:
Salaries and salary related costs	16,236	-
Professional fees	62,102	18,350
Rent expense	1,265	11,709
General and administrative expense	23,336	4,475
Total operating expenses	102,939	34,533

OPERATING LOSS	(106,422)	(26,243)

OTHER EXPENSE:
Interest expense	(40,296)	(1,421)
Total other expense	(40,296)	(1,421)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(146,718)	(27,665)

Provision for income taxes	-	-

NET LOSS	$(146,718)	$(27,665)

Net Loss per share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	27,297,000	3,297,000

See accompanying notes to condensed consolidated unaudited financial statements.

TraqIQ, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
CASH FLOW FROM OPERATING ACTIVIITES
Net loss	$(146,718)	$(27,665)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discounts	9,306	-
Changes in assets and liabilities
Increase in accounts receivable	(3,808)	(500)
Increase in accounts payable and accrued expenses	45,509	24,047
Net cash used in operating activities	(95,711)	(4,118)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from long term debt - related parties	98,318	9,463
Proceeds from convertible debt - related parties	10,000	-
Repayments of long term debt	(4,114)	(11,236)
Net cash provided by (used in) financing activities	104,204	(1,773)

NET INCREASE (DECREASE) IN CASH	8,493	(5,891)

CASH - BEGINNING OF PERIOD	1,718	7,068

CASH - END OF PERIOD	$10,211	$1,177

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$2,668	$-
Income taxes paid in cash	$-	$-

See accompanying notes to condensed consolidated financial statements.

TraqIQ, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

TraqIQ, Inc. (along with its wholly owned subsidiaries, referred to herein as the “Company”) was incorporated in the State of California on September 9, 2009 as Thunderclap Entertainment, Inc. On July 14, 2017, Thunderclap Entertainment, Inc. changed its name to TraqIQ, Inc. On July 19, 2017, the Company entered into a Share Exchange Agreement (“share Exchange”) with the stockholders of OmniM2M, Inc. (“OmniM2M”) and Ci2i Services, Inc. (“Ci2i”) whereby the stockholders of Omni and Ci2i agreed to exchange all of their respective shares, representing 100% ownership in OmniM2M and Ci2i in exchange for 12,000,000 shares of the Company’s common stock, respectively. The Share Exchange was accounted for as a reverse merger whereas Ci2i is considered the accounting acquirer and TraqIQ,Inc. is considered the accounting acquiree. Accordingly, the condensed consolidated financial statements included the accounts of Ci2i for all periods presented and the accounts of TraqIQ, Inc. and Omni, which was acquired by the Company on July 19, 2017 since the date of acquisition. For accounting purposes, the acquisition of Omni is recorded at historical cost in accordance with Accounting Standard Codification (“ASC”) 805-50-25-2 as this is considered an acquisition of entities under common control as the management of the Company and Omni control the activities of the respective companies. Prior to the merger with Ci2i and acquisition of Omni, the Company was considered a shell company under Rule 12b-2 of the Exchange Act. On December 1, 2017, The Company entered into a Share Purchase Agreement (the “Share Exchange Agreement”) with Ajay Sikka (“Sikka”), the sole shareholder of Transport IQ, Inc. whereby Sikka agreed to sell all of the shares in TransportIQ, Inc. (“TransportIQ”) in exchange for $18,109, in the form of cancellation of all of the debt of TransportIQ that is owed to the Company. The transaction became effective upon the execution of the Share Exchange Agreement by Sikka and the Company; and Transport IQ, Inc, is now a wholly-owned subsidiary of the Company. Because TransportIQ was commonly controlled and owned, the transaction was recorded at the historical carrying value of TransportIQ’s assets and liabilities.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the regulations of the United States Securities and Exchange Commission. The condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10-K filed with the SEC on March 13, 2018. Interim results of operations for the three months ended March 31, 2018 are not necessarily indicative of future results for the full year.

Forward Stock Split

On April 12, 2018, the Company amended its Articles of Incorporation to forward split all outstanding shares of common stock such that all issued and outstanding shares of Common Stock shall be automatically combined and reclassified such that each share of Pre-Forward Split Stock shall be combined and reclassified into four shares of Common Stock. The number of shares for all periods presented has been retroactively restated to reflect the forward split.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company has no cash equivalents as of March 31, 2018.

Accounts Receivable and Concentration of Credit Risk

The Company considers accounts receivable, net of allowance for returns and doubtful accounts, to be fully collectible. The allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Management has determined that no allowance is required for the outstanding accounts receivable as of March 31, 2018.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the updated guidance effective January 1, 2018 using the full retrospective method, however the new standard did not have a material impact on its consolidated financial position and consolidated results of operations, as it did not change the manner or timing of recognizing revenue.

Trucking Revenue

The Company’s contracts with customers are generally on a purchase order basis, and represent single stand-alone performance obligations that are satisfied at a point in time as defined in the new guidance. Accordingly, revenue for each contract is recognized when the Company’s performance obligation is complete.

Software Revenue

Revenue from software license agreements is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as defined by Topic 606, as amended. In instances where multiple performance obligations are identified, the Company allocates the transaction price to each performance obligation based on relative selling prices of each distinct product or service, and recognizes revenue related to each performance obligation at the points in time that each performance obligation is satisfied.

The following is a summary of revenue for the three months ended March 31, 2018 and 2017, disaggregated by type:

	2018	2017
Trucking Revenue	$79,078	$-
Software Revenue	10,708	8,290
	$89,786	$8,290

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

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 31, 2017. Early adoption is permitted. The Company has adopted this standards effective January 1, 2018 with no significant impact on its consolidated financial position, results of operations and liquidity.

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

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, ASU 2015-14, “Revenue from Contracts with Customers, Deferral of the Effective Date”, and ASU 2016-12, “Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients”, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company has adopted this standards effective January 1, 2018 with no significant impact on its consolidated financial position, results of operations and liquidity.

In January 2017, the FASB issued ASU 2017-04 Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to simplify the annual or interim goodwill impairment test. A public business entity that is a U.S. SEC filer must adopt the amendments in this update for its annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has adopted this standard effective Janaury 1, 2018, which did not a significant impact on its consolidated financial position, results of operations and liquidity.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. Public business entities must apply the amendments in this update to annual periods beginning after December 15, 2017. Early application is permitted under certain conditions. The Company has adopted this standards effective January 1, 2018 with no significant impact on its consolidated financial position, results of operations and liquidity.

In June 2017, the FASB issued ASU 2017-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard will be effective for the calendar year ending December 31, 2020. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

In August 2017, the FASB issued Accounting Standards Updated 2017-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments” (ASU 2017-15). The standard addresses eight specific cash flow issues to reduce diversity in practice in how certain cash receipts and cash payments are presented on the Statements of Cash Flows. ASU 2017-15 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The amendments require a retrospective approach to adoption and early adoption is permitted, including in an interim period. The Company has adopted this standard effective Janaury 1, 2018, which did not a significant impact on its consolidated financial position, results of operations and liquidity.

There were other updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries or transactions that are not expected to have a material impact on the Company’s financial position, results of operations or cash flows

Going Concern

The Company has an accumulated deficit of $1,422,633 and a working capital deficit of $1,407,543 as of March 31, 2018. As a result of these factors, Management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

NOTE 3: LONG-TERM DEBT RELATED PARTIES

The following is a summary of long-term debt - related parties as of March 31, 2018 and December 31, 2017:

			2018	2017
Promissory note - CEO.	(a	)	$689,830	$591,512

Note payable - shareholder.	(b	)	32,000	32,000
			$721,830	$623,512

(a)	This is a loan from the CEO entered into January 1, 2015, and is unsecured. The loan bears interest at 15% annually (1.25% monthly). During the three months ended March 31, 2018, the CEO made additional advances of $98,318. Interest expense on this loan for the three months ended March 31, 2018 was $23,428. Accrued interest on this loan at March 31, 2018 is $221,811.

(b)	Note payable to Satinder Thiara entered into December 13, 2016, at interest rate of 15% annually (1.25% monthly). This is an unsecured loan. Interest expense on this loan for the three months ended March 31, 2018 was $1,200 Accrued interest on this loan at March 31, 2018 is $8,200. Satinder Thiara is a shareholder of the Company.

The entire balance is reflected as a current liability as the amounts are due on demand.

NOTE 4: LONG-TERM DEBT

The following is a summary of long-term debt as of March 31, 2018 and December 31, 2017:

		2018	2017
Promissory notes - Kabbage	(a)	$28,949	$33,063
Notes payable - Swarn Singh	(b)	45,000	45,000
Total		73,949	78,063
Current portion		73,949	78,063
Total - net of current portion		$-	$-

(a)	Multiple monthly loan agreements with Kabbage. Each of these loans has a six-month duration with interest and fees spread over the 6 months.

(b)	Note payable to Swarn Singh entered into January 2017 ($25,000) and February 2017 ($20,000), at interest rate of 15% annually (1.25% monthly). This is an unsecured loan. Interest expense on this loan for the three months ended March 31, 2018 was $1,688 Accrued interest on this loan at March 31, 2018 is $1,688. Both notes are due December 31, 2018.

NOTE 5: CONVERTIBLE DEBT – RELATED PARTIES

In connection with the reverse merger in July 2017, the Company and two stockholders, who had provided related party advances to the Company, agreed to exchange their related party advances for 6% Convertible Promissory Notes that were originally due on January 15, 2018 (the “Notes”) in the amount of $68,077. From August 2017 through November 2017, the Company issued additional notes in the principal amount of $100,000. In January 2018, the holders of the Notes agreed to extend the maturity to April 30, 2018, and in April 2018, agreed to further extend the maturity until June 2018. The Notes bear simple interest at 6% unless the Company defaults, which increases the interest rate to 10%. The Holders, at their option, can elect to convert the principal plus any accrued interest, into shares of the Company’s common stock at a conversion rate equal to eighty percent (80%) of the average closing share price as quoted on the OTC Markets for the five (5) trading days prior to the date of conversion. In March 2018, the Company received additional proceeds from a related party of $10,000 pursuant to a convertible note payable issued in April 2018, with the same interest rate and conversion terms as the Notes described above, and maturing on September 30, 2018. Because the Notes are convertible into a variable number of shares of common stock based on a fixed dollar amount, in accordance with ASC Topic 480, the notes are recorded at the fair value of the shares issuable upon conversion. The excess of the fair value of shares issuable over the face value of the Notes is recorded as a discount to the noted to be amortized in to interest expense over the term of the note. The following summarizes the carrying value of convertible debt as of March 31, 2018:

Face value of the notes	$178,077
Excess of the fair value of shares issuable over the face value of the Notes	44,507
Unamortized discount	(3,321)
$219,263

NOTE 6: STOCKHOLDERS’ DEFICIT

Series A Convertible Preferred Stock

On July 19, 2017, the Company approved the issuance of 50,000 shares of its Series A Convertible Preferred Stock to its CEO and, on August 1, 2017, the Company sold and issued the 50,000 shares of its Series A Convertible Preferred Stock to its CEO at a price of $0.20 per share for $10,000.

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

Common Stock

As of March 31, 2018, the Company has 27,297,000 shares issued and outstanding.

nOTE 7: CONCENTRATIONS

During the three months ended March 31, 2018, the Company had one major customer comprising 90% of sales. A major customer is defined as a customer that represents 10% or greater of total sales. Accounts receivable for this customer totaled $4,060 as of March 31, 2018. During the three months ended March 31, 2018, approximately 85% of the Company’s cost of sales was incurred with four entities, for which $9,285 is included in accounts payable as of March 31, 2018. The Company does not believe that the risk associated with these customers will have an adverse effect on the business.

NOTE 8: SUBSEQUENT EVENTS

On April 12, 2018, the Company amended its Articles of Incorporation to forward split all outstanding shares of common stock such that all issued and outstanding shares of Common Stock shall be automatically combined and reclassified such that each share of Pre-Forward Split Stock shall be combined and reclassified into four shares of Common Stock. The number of shares for all periods presented has been retroactively restated to reflect the forward split.

In April 2018, the Company issue a convertible note payable to a related party with the same conversion terms and interest rate as the convertible notes described in Note 5 in the principle amount of $25,000 for which $10,000 was received in March 2018, and $15,000 was received in April 2018 and the other convertible notes due April 2018 were further extended to June 2018.

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

Overview

On July 19, 2017, TraqIQ, Inc. (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with OmniM2M, Inc. (“OmniM2M”) and its shareholders (the “OmniM2M Shareholders”) and Ci2i Services, Inc. (“Ci2i”) and its shareholders (the “Ci2i Shareholders”) whereby the OmniM2M Shareholders and the Ci2i Shareholders agreed to exchange all of their respective shares in OmniM2M and Ci2i in exchange for 12,000,000 shares each of the Company’s common stock, par value $0.0001, effective upon the execution of the Share Exchange Agreement by all of the OmniM2M Shareholders and the Ci2i Shareholders. The OmniM2M Shareholders and the Ci2i Shareholders will each be allocated their respective 12,000,000 shares on a pro rata basis based on their respective holdings in OmniM2M and Ci2i when the Share Exchange Agreement has been fully executed. On August 3, 2017, the Company closed the transaction pursuant to the Share Exchange Agreement with the OmniM2M Shareholders and the Ci2i Shareholders.

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

TransportIQ, Inc. (“TransportIQ”)

The logistics and transportation industry worldwide is highly competitive, and is serviced by a wide range of industry players – from large multinational logistics companies scheduling millions of shipments internationally to smaller private companies that deliver thousands of shipments to individual businesses and consumers. Spending in the U.S. logistics and transportation industry alone totaled $1.48 trillion in 2015, and represented about 8 percent of annual gross domestic product (GDP).

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

Results of Operations

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Revenues: Revenues increased by $81,796, or 983%, from $8,290 for the three months ended March 31, 2017, to $89,786 for the three months ended March 31, 2018 due to the acquisition of TransportIQ in December 2017.

Cost of revenue: Cost of revenue increased by $93,269, from $0 for the three months ended March 31, 2017, to $93,269 for the three months ended March 31, 2018 due to the acquisition of TransportIQ in December 2017.

Salaries and salary related costs: Salaries and salary related costs increased by $16,236 from $0 for the three months ended March 31, 2017 to $16,236.

Professional fees: Professional fees increased by $43,752, or 238%, from $18,350 for the three months ended March 31, 2017 to $62,102 for the three months ended March 31, 2018 due to the acquisition of TransportIQ in December 2017 and the Company becoming a public company.

Rent expense: Rent expense decreased by $10,444, or 89% from $11,709 for the three months ended March 31, 2017 to $1,265 for the three months ended March 31, 2018.

General and administrative: General and administrative expenses increased by $18,861, or 422% from $4,475 for the three months ended March 31, 2017 to $23,336 for the three months ended March 31, 2018 due to the acquisition of TransportIQ in December 2017 and the Company becoming a public company.

Interest expense: Interest expense increased by $38,875 from $1,421 for the three months ended March 31, 2017 to $40,296 for the three months ended March 31, 2018 due to the acquisition of TransportIQ in December 2017 and the Company becoming a public company.

Continuing Operations, Liquidity and Capital Resources

As of March 31, 2018, we had a working capital deficit of $1,407,543. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

During the three months ended March 31, 2018, we used $95,711 in operations, consisting of our loss from operations, offset by non-cash amortization of debt discounts of $9,306, and changes in our current assets and liabilities of $41,701. During the three months ended March 31, 2017, we used $4,118 in operations, consisting of our loss from operations, offset by changes in our current assets and liabilities of $23,547.

During the three months ended March 31, 2018, we generated $104,204 of cash from financing activities, consisting of $98,318 of advances from stockholders, $10,000 from a convertible note payable, offset by repayments of to third parties of $4,114 During the three months ended March 31, 2017, we used $1,773 in financing activities consisting of $9,463 advanced from related parties, offset by repayments f third party debt of $11,236.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended March 31, 2018, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

TraqIQ, Inc.

Date: May 24, 2018	By:	/s/ Ajay Sikka
Ajay Sikka
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

