Form 10-Q
period 2018-06-30
TRAQIQ, INC.
filed 2018-09-28
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of September 27, 2018, there were 27,297,000 shares of the registrant’s common stock, $0.0001 par value, outstanding.

TRAQIQ, INC

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

3

TRAQIQ, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current Assets:
Cash	$1,364	$1,718
Accounts receivable, net	2,760	4,193
Prepaid expenses	17,619	-
Total current assets	21,743	5,911

TOTAL ASSETS	$21,743	$5,911

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Current portion of long term debt - related parties	$731,755	$623,512
Current portion of long term debt	76,245	78,063
Convertible debt - related parties, net of discounts	255,041	199,957
Accounts payable and accrued expenses	437,865	365,203
Total current liabilities	1,500,906	1,266,735
Total Liabilities	1,500,906	1,266,735

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized Series A convertible preferred stock, $0.0001 par value, 50,000 shares issued and outstanding	5	5
Common stock, $0.0001 par value, 300,000,000 shares authorized, 27,297,000 shares issued and outstanding	2,730	2,730
Additional paid in capital	12,355	12,355
Accumulated deficit	(1,494,253)	(1,275,914)

Total Stockholders’ Deficit	(1,479,163)	(1,260,824)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,743	$5,911

See accompanying notes to condensed consolidated unaudited financial statements.

TRAQIQ, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUE	$71,782	$3,895	$161,568	$12,185
COST OF REVENUE	76,916	-	170,185	-
GROSS PROFIT (LOSS)	(5,134)	3,895	(8,617)	12,185

OPERATING EXPENSES:
Salaries and salary related costs	967	-	17,203	-
Professional fees	23,552	900	85,654	19,250
Rent expense	592	4,005	1,857	15,713
General and administrative expense	19,576	4,552	42,912	9,026
Total operating expenses	44,687	9,457	147,626	43,989

OPERATING LOSS	(49,821)	(5,562)	(156,243)	(31,804)

OTHER EXPENSE:
Interest expense	(21,800)	(21,348)	(62,096)	(22,769)
Total other expense	(21,800)	(21,348)	(62,096)	(22,769)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(71,621)	(26,910)	(218,339)	(54,573)

Provision for income taxes	-	-	-	-

NET LOSS	$(71,621)	$(26,910)	$(218,339)	$(54,573)

Net Loss per share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Shares Outstanding - Basic and Diluted	27,297,000	3,297,000	27,297,000	3,297,000

See accompanying notes to condensed consolidated unaudited financial statements.

TraqIQ, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2018 and 2017

(Unaudited)

	2018	2017
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(218,339)	$(54,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	15,139	-
Changes in assets and liabilities
Decrease in accounts receivable	1,433	-
(Increase) decrease in prepaid expenses	(17,618)	3,668
Increase in accounts payable and accrued expenses	72,660	27,075
Net cash used in operating activities	(146,725)	(23,830)

CASH FLOWS FROM FINANCING ACTIVITES
Repayments of notes payable	(1,873)	(32,866)
Proceeds from long term debt - related parties	108,244	53,964
Proceeds from convertible debt - related parties	40,000	-
Net cash provided by financing activities	146,371	21,098

NET DECREASE IN CASH	(354)	(2,732)

CASH - BEGINNING OF PERIOD	1,718	5,939

CASH - END OF PERIOD	$1,364	$3,207

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$1,750	$-
Income taxes paid in cash	$-	$-

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the regulations of the United States Securities and Exchange Commission. The condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10-K filed with the SEC on March 13, 2018. Interim results of operations for the six months ended June 30, 2018 are not necessarily indicative of future results for the full year.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company has no cash equivalents as of June 30, 2018.

Accounts Receivable and Concentration of Credit Risk

The Company considers accounts receivable, net of allowance for returns and doubtful accounts, to be fully collectible. The allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Management has determined that no allowance is required for the outstanding accounts receivable as of June 30, 2018.

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

The following is a summary of revenue for the six months ended June 30, 2018 and 2017, disaggregated by type:

	2018	2017
Trucking Revenue	$143,752	$-
Software Revenue	17,816	12,185
	$161,568	$12,185

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

In August 2017, the FASB issued Accounting Standards Updated 2017-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments” (ASU 2017-15). The standard addresses eight specific cash flow issues to reduce diversity in practice in how certain cash receipts and cash payments are presented on the Statements of Cash Flows. ASU 2017-15 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The amendments require a retrospective approach to adoption and early adoption is permitted, including in an interim period. The Company has adopted this standard effective Janaury 1, 2018, which did not have a significant impact on its consolidated financial position, results of operations and liquidity.

There were other updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries or transactions that are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Going Concern

The Company has an accumulated deficit of $1,494,253 and a working capital deficit of $1,479,163, as of June 30, 2018. As a result of these factors, Management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

NOTE 3: LONG-TERM DEBT RELATED PARTIES

The following is a summary of long-term debt - related parties as of June 30, 2018 and December 31, 2017:

		2018	2017
Promissory note – CEO	(a)	$689,755	$591,512

Note payable - shareholder	(b)	42,000	32,000
		$731,755	$623,512

(a)	This is a loan from the CEO entered into January 1, 2015, and is unsecured. The loan bears interest at 15% annually (1.25% monthly). During the six months ended June 30, 2018, the CEO made additional advances of $98,244. Interest expense on this loan for the six months ended June 30, 2018 was $45,708. Accrued interest on this loan at June 30, 2018 is $244,161.

(b)

Notes payable to Satinder Thiara entered into May 25, 2016 ($22,000), December 13, 2016 ($10,000), and May 1, 2018 ($10,000) at interest rate of 15% annually (1.25% monthly). These are unsecured loans. Interest expense on these loans for the six months ended June 30, 2018 was $2,650. Accrued interest on these loans at June 30, 2018 is $9,650. Satinder Thiara is a shareholder of the Company.

The entire balance is reflected as a current liability as the amounts are due on demand.

NOTE 4: LONG-TERM DEBT

The following is a summary of long-term debt as of June 30, 2018 and December 31, 2017:

		2018	2017
Promissory notes - Kabbage	(a)	$25,245	$33,063
Notes payable - Swarn Singh	(b)	45,000	45,000
Other	(c)	6,000	-
Total		76,245	78,063
Current portion		76,245	78,063
Total - net of current portion		$-	$-

(a)	Multiple monthly loan agreements with Kabbage. Each of these loans has a six-month duration with interest and fees spread over the 6 months.

(b)	Note payable to Swarn Singh entered into January 2017 ($25,000) and February 2017 ($20,000), at interest rate of 15% annually (1.25% monthly). This is an unsecured loan. Interest expense on this loan for the six months ended June 30, 2018 was $3,376. Accrued interest on this loan at June 30, 2018 is $9,750. Both notes are due December 31, 2018.

(c)	Note payable to a driver for $7,500, issued in May 2018 as consideration for services, due in June 2018, and bearing no interest. During the three months ended June 30, 2018, the Company made a payment of $1,500 against the note and the Company has withheld payment of the remaining amount pending receipt of amounts due from the service provider. This note is non-interest bearing.

NOTE 5: CONVERTIBLE DEBT – RELATED PARTIES

In connection with the reverse merger in July 2017, the Company and two stockholders, who had provided related party advances to the Company, agreed to exchange their related party advances for 6% Convertible Promissory Notes that were originally due on January 15, 2018 (the “Notes”) in the amount of $68,077. From August 2017 through November 2017, the Company issued additional notes in the principal amount of $100,000. In January 2018, the holders of the Notes agreed to extend the maturity to April 30, 2018, and in April 2018, agreed to further extend the maturity of certain notes to June or July 2018. The notes are currently in default. The Notes bear simple interest at 6% unless the Company defaults, which increases the interest rate to 10%. The Holders, at their option, can elect to convert the principal plus any accrued interest, into shares of the Company’s common stock at a conversion rate equal to eighty percent (80%) of the average closing share price as quoted on the OTC Markets for the five (5) trading days prior to the date of conversion. During the six months ended June 30, 2018, the Company received additional proceeds from a related party of $40,000 pursuant to a convertible note payable issued in April 2018, with the same interest rate and conversion terms as the Notes described above, and maturing on September 30, 2018. Because the Notes are convertible into a variable number of shares of common stock based on a fixed dollar amount, in accordance with ASC Topic 480, the notes are recorded at the fair value of the shares issuable upon conversion. The excess of the fair value of shares issuable over the face value of the Notes is recorded as a discount to the noted to be amortized in to interest expense over the term of the note. The following summarizes the carrying value of convertible debt as of June 30, 2018 and December 31, 2017:

	2018	2017
Face value of the notes	$208,077	$168,077
Excess of the fair value of shares issuable over the face value of the Notes	52,019	42,007
Unamortized discount	(5,055)	(10,127)
	$255,041	$199,957

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

Common Stock

As of June 30, 2018, the Company has 27,297,000 shares issued and outstanding.

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

nOTE 7: CONCENTRATIONS

During the six months ended June 30, 2018, the Company had one major customer comprising 90% of sales. A major customer is defined as a customer that represents 10% or greater of total sales. There was no accounts receivable for this customer as of June 30, 2018. During the six months ended June 30, 2018, approximately 88% of the Company’s cost of sales was incurred with four entities, for which $11,982 is included in accounts payable as of June 30, 2018. The Company does not believe that the risk associated with these customers will have an adverse effect on the business.

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

Results of Operations

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017 and three months ended June 30, 2018 compared to three months ended June 30, 2017

Revenues: Revenues increased by $149,383 to $161,568 for the six months ended June 30, 2018, compared to $12,185 sales for the six months ended June 30, 2017. Revenues increased by $67,887, to $71,782 for the three months ended June 30, 2018 compared to $3,895 revenues for the three months ended June 30, 2017. This is due to the acquisition of Transport IQ in December 2017.

Cost of revenue: Cost of revenues increased by $170,185 to $170,185 for the six months ended June 30,2018 compared to $0 for the six months ended June 30, 2017. Cost of revenues increase by $76,916 to $76,916 for the three months ended June 30, 2018 compared to $0 for the three months ended June 30, 2017. This is due to the acquisition of TransportIQ in December 2017.

Salaries and salary related costs: Salaries and salary related costs increased by $17,203 to $17,203 for the six months ended June 30, 2018 compared to $0 for the six months ended June 30, 2017. Salaries and salary related costs increased by $967 to $967 for the three months ended June 30, 2018 compared to $0 for the three months ended June 30, 2017. This is due to the acquisition of TransportIQ in December 2017.

Professional fees: Professional fees increased by $66,404, or 345% to $85,654 for the six months ended June 2018, compared to $19,250 for the six months ended June 30, 2017. Professional fees increased by $22,652, or 2,517% to $23,552 for the three months ended June 30, 2018 compared to $900 for the three months ended June 30, 2017. This is due to the acquisition of TransportIQ in December 2017 and the Company becoming a public company.

Rent expense: Rent expense decreased by $13,856, or 88% to $1,857 for the six months ended June 30, 2018 compared to $15,713 for the six months ended June 30, 2017. Rent expense decreased by $3,413, or 85% to $592 for the three months ended June 30, 2018 compared to $4,005 for the three months ended June 30, 2017.

General and administrative: General and administrative expenses increased by $33,886, or 375% to $42,912 for the six months ended June 30, 2018 compared to $9,026 the six months ended June 30, 2017. General and administrative expense increased by $15,024 or 330% to $19,576 for the three months ended June 30, 2018 compared to $4,552 for the three months ended June 30, 2017, due to the acquisition of TransportIQ in December 2017 and the Company becoming a public company.

Interest expense: Interest expense increased by $39,327 to $62,096 for the six months ended June 30, 2018 from $22,769 for the six months ended June 30, 2017. Interest expense increased by $452 to $21,800 for the three months ended June 30, 2018 compared to $21,348 for the three months ended June 30, 2017, due to the increase in debt incurred as a result of the lack of adequate cash flow.

Continuing Operations, Liquidity and Capital Resources

As of June 30, 2018, we had a working capital deficit of $1,479,163 We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

During the six months ended June 30, 2018, we used $146,725 in operations, consisting of our loss from operations, offset by non-cash amortization of debt discounts of $15,139, and changes in our current assets and liabilities of $56,475. During the six months ended June 30, 2017, we used $23,830 in operations, consisting of our loss from operations of $54,573, offset by changes in our current assets and liabilities of $30,743.

During the six months ended June 30, 2018, we generated $146,371 of cash from financing activities, consisting of $108,244 of advances from stockholders, $40,000 from a convertible note payable, offset by repayments of third parties of $1,873. During the six months ended June 30, 2017, we generated $21,098 from financing activities consisting of $53,964 advanced from related parties, offset by repayments of to third parties of $32,866.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended June 30, 2018, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

TraqIQ, Inc.

Date: September 27, 2018	By:	/s/ Ajay Sikka
Ajay Sikka
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

