Form 10-Q/A
period 2018-06-30
TRAQIQ, INC.
filed 2018-10-19
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

As of September 27, 2018, there were 27,297,960 shares of the registrant’s common stock, $0.0001 par value, outstanding.

Explanatory Note

We are amending this Form 10-Q to correct the number of shares outstanding as of September 30, 2018, and as of the date of the filing of this Form 10-Q, which were understated by 960 shares. This amendment is being made to adjust the common shares issued and outstanding to its actual figure. Previously the company had rounded this figure.

TRAQIQ, INC

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed in this quarterly report on Form 10-Q/A contain certain “forward-looking statements’’ within the meaning of the federal securities laws. This includes statements regarding our future financial position, economic performance, results of operations, business strategy, budgets, projected costs, plans and objectives of management for future operations, and the information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this quarterly report on Form 10-Q/A.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this quarterly report on Form 10-Q/A and in our other filings with the SEC. We cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q/A will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

3

TRAQIQ, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current Assets:
Cash	$1,364	$1,718
Accounts receivable, net	2,760	4,193
Prepaid expenses	17,619	-
Total current assets	21,743	5,911

TOTAL ASSETS	$21,743	$5,911

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Current portion of long term debt - related parties	$731,755	$623,512
Current portion of long term debt	76,245	78,063
Convertible debt - related parties, net of discounts	255,041	199,957
Accounts payable and accrued expenses	437,865	365,203
Total current liabilities	1,500,906	1,266,735
Total Liabilities	1,500,906	1,266,735

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized Series A convertible preferred stock, $0.0001 par value, 50,000 shares issued and outstanding	5	5
Common stock, $0.0001 par value, 300,000,000 shares authorized, 27,297,960 shares issued and outstanding	2,730	2,730
Additional paid in capital	12,355	12,355
Accumulated deficit	(1,494,253)	(1,275,914)

Total Stockholders’ Deficit	(1,479,163)	(1,260,824)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,743	$5,911

See accompanying notes to condensed consolidated unaudited financial statements.

TRAQIQ, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUE	$71,782	$3,895	$161,568	$12,185
COST OF REVENUE	76,916	-	170,185	-
GROSS PROFIT (LOSS)	(5,134)	3,895	(8,617)	12,185

OPERATING EXPENSES:
Salaries and salary related costs	967	-	17,203	-
Professional fees	23,552	900	85,654	19,250
Rent expense	592	4,005	1,857	15,713
General and administrative expense	19,576	4,552	42,912	9,026
Total operating expenses	44,687	9,457	147,626	43,989

OPERATING LOSS	(49,821)	(5,562)	(156,243)	(31,804)

OTHER EXPENSE:
Interest expense	(21,800)	(21,348)	(62,096)	(22,769)
Total other expense	(21,800)	(21,348)	(62,096)	(22,769)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(71,621)	(26,910)	(218,339)	(54,573)

Provision for income taxes	-	-	-	-

NET LOSS	$(71,621)	$(26,910)	$(218,339)	$(54,573)

Net Loss per share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Shares Outstanding - Basic and Diluted	27,297,960	3,297,000	27,297,960	3,297,000

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

Common Stock

As of June 30, 2018, the Company has 27,297,960 shares issued and outstanding.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this quarterly report on Form 10-Q/A. This section and other parts of this quarterly report on Form 10-Q/A contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

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

TraqIQ, Inc.

Date: October 19, 2018	By:	/s/ Ajay Sikka
Ajay Sikka
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

