Form 10-Q
period 2018-09-30
TRAQIQ, INC.
filed 2018-12-06
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of December 6, 2018, there were 27,297,960 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

3

TRAQIQ, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current Assets:
Cash	$708	$1,718
Accounts receivable, net	28,573	4,193
Prepaid expenses	7,134	-
Total current assets	36,415	5,911

TOTAL ASSETS	$36,415	$5,911

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Current portion of long term debt - related parties	$767,457	$623,512
Current portion of long term debt	100,213	78,063
Convertible debt - related parties, net of discounts	270,084	199,957
Accounts payable and accrued expenses	492,352	365,203
Total current liabilities	1,630,106	1,266,735
Total Liabilities	1,630,106	1,266,735

Stockholders' Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized Series A convertible preferred stock, $0.0001 par value, 50,000 shares issued and outstanding	5	5
Common stock, $0.0001 par value, 300,000,000 shares authorized, 27,297,960 shares issued and outstanding	2,730	2,730
Additional paid in capital	12,355	12,355
Accumulated deficit	(1,608,781)	(1,275,914)

Total Stockholders' Deficit	(1,593,691)	(1,260,824)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36,415	$5,911

See accompanying notes to condensed consolidated unaudited financial statements.

TRAQIQ, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

REVENUE	$31,124	$6,574	$192,692	$18,759
COST OF REVENUE	4,393	-	174,578	-
GROSS PROFIT	26,731	6,574	18,114	18,759

OPERATING EXPENSES:
Salaries and salary related costs	1,735	38,455	18,938	38,455
Professional fees	46,569	17,950	132,223	37,200
Rent expense	190	-	2,047	15,713
General and administrative expense	16,416	1,378	59,328	10,405
Total operating expenses	64,910	57,783	212,536	101,773

OPERATING LOSS	(38,179)	(51,209)	(194,422)	(83,014)

OTHER INCOME (EXPENSE):
Rental income, net of reserves	-	11,685	-	11,685
Interest expense	(76,349)	(29,555)	(138,445)	(52,324)
Total other expense	(76,349)	(17,870)	(138,445)	(40,639)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(114,528)	(69,079)	(332,867)	(123,653)

Provision for income taxes	-	-	-	-

NET LOSS	$(114,528)	$(69,079)	$(332,867)	$(123,653)

Net loss per share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	27,297,960	22,341,440	27,297,960	9,715,544

See accompanying notes to condensed consolidated unaudited financial statements.

TraqIQ, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	2018	2017
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(332,867)	$(123,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,629
Amortization of debt discounts	20,127	6,897
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(24,380)	1,443
(Increase) decrease in prepaid expenses	(7,134)	8,476
Increase in accounts payable and accrued expenses	138,778	37,183
Net cash used in operating activities	(205,476)	(68,025)

CASH FLOWS FROM INVESTING ACTIVITES
Cash from merger	-	558
Net cash provided by investing activities	-	558

CASH FLOWS FROM FINANCING ACTIVITES
Repayments of line of credit	-	(75,000)
Repayments of long term debt - related parties	(11,903)	(79,744)
Repayments of long term debt	(56,380)	(12,683)
Proceeds from long term debt	66,900	45,000
Proceeds from the sale of preferred stock to related party	-	10,000
Proceeds from long term debt - related parties	155,849	178,951
Proceeds from convertible debt - related parties	50,000	-
Net cash provided by financing activities	204,466	66,524

NET DECREASE IN CASH	(1,010)	(943)

CASH - BEGINNING OF PERIOD	1,718	5,942

CASH - END OF PERIOD	$708	$4,999

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$7,225	$-
Income taxes paid in cash	$-	$-

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired and (liabilities assumed) in reverse merger and acquisition of Omni:
Cash	$-	$558
Accounts receivable	-	4,341
Prepaid expenses	-	23,726
Property and equipment	-	1,907
Stockholder advances	-	(306,421)
Short term financing obligations	-	(18,969)
Accounts payable	-	(86,996)
	$-	$(381,854)

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the regulations of the United States Securities and Exchange Commission. The condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10-K filed with the SEC on March 13, 2018. Interim results of operations for the nine months ended September 30, 2018 are not necessarily indicative of future results for the full year.

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

Reclassification

Certain prior period amounts  have been reclassified to conform with current period presentation with no effect on the Company’s net loss, total assets, liabilities equity or cash flows.

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company has no cash equivalents as of September 30, 2018.

Accounts Receivable and Concentration of Credit Risk

The Company considers accounts receivable, net of allowance for returns and doubtful accounts, to be fully collectible. The allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Management has determined that no allowance is required for the outstanding accounts receivable as of September 30, 2018.

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

The following is a summary of revenue for the nine months ended September 30, 2018 and 2017, disaggregated by type:

	2018	2017
Trucking Revenue	$145,488	$-
Software Revenue	47,194	18,759
	$192,692	$18,759

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

Going Concern

The Company has an accumulated deficit of $1,608,781 and a working capital deficit of $1,593,691, as of September 30, 2018. As a result of these factors, Management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

NOTE 3: LONG-TERM DEBT RELATED PARTIES

The following is a summary of long-term debt - related parties as of September 30, 2018 and December 31, 2017:

		2018	2017
Promissory note - CEO	(a)	$720,457	$591,512

Note payable - shareholder	(b)	32,000	32,000

Promissory note – related party	(c)	15,000	-
		$767,457	$623,512

(a)	This is a loan from the CEO entered into January 1, 2015, and is unsecured. The loan bears interest at 15% annually (1.25% monthly). During the nine months ended September 30, 2018, the CEO made additional advances of $140,848, and the Company repaid $11,903. Interest expense on this loan for the nine months ended September 30, 2018 was $81,050. Accrued interest on this loan at September 30, 2018 is $271,181.

(b)	Notes payable to Satinder Thiara entered into May 25, 2016 ($22,000), December 13, 2016 ($10,000), May 1, 2018 ($10,000) and May 14, 2018 ($10,000) at interest rate of 15% annually (1.25% monthly). These are unsecured loans. Interest expense on these loans for the nine months ended September 30, 2018 was $3,600 Accrued interest on these loans at September 30, 2018 is $10,600. Satinder Thiara is a shareholder of the Company.

(c)	Promissory note from direct family member of the CEO dated September 13, 2018, in the amount of $15,000, maturing on December 31, 2019, and accruing interest at an annual rate of 12%.

The entire balance is reflected as a current liability as the amounts are due on demand.

NOTE 4: LONG-TERM DEBT

The following is a summary of long-term debt as of September 30, 2018 and December 31, 2017:

		2018	2017
Promissory notes - Kabbage	(a)	$32,994	$33,063
Notes payable - Swarn Singh	(b)	45,000	45,000
Promissory notes – Loan Builder	(c)	16,219	-
Other	(d)	6,000	-
Total		100,213	78,063
Current portion		100,213	78,063
Total - net of current portion		$-	$-

(a)	Multiple monthly loan agreements with Kabbage. Each of these loans has a six-month duration with interest and fees spread over the 6 months.

(b)	Note payable to Swarn Singh entered into January 2017 ($25,000) and February 2017 ($20,000), at interest rate of 15% annually (1.25% monthly). This is an unsecured loan. Interest expense on this loan for the nine months ended September 30, 2018 was $5,063. Accrued interest on this loan at September 30, 2018 is $11,396. Both notes are due December 31, 2018.

(c)	Business loan agreement in the amount of $18,000, payable in 52 weekly payments of $409, including interest.

(d)

Note payable to a driver for $7,500, issued in May 2018 as consideration for services, due in June 2018, and bearing no interest. During the nine months ended September 30, 2018, the Company made a payment of $1,500 against the note and the Company has withheld payment of the remaining amount pending receipt of amounts due from the service provider. This note is non-interest bearing.

NOTE 5: CONVERTIBLE DEBT – RELATED PARTIES

In connection with the reverse merger in July 2017, the Company and two stockholders, who had provided related party advances to the Company, agreed to exchange their related party advances for 6% Convertible Promissory Notes that were originally due on January 15, 2018 (the “Notes”) in the amount of $68,077. From August 2017 through November 2017, the Company issued additional notes in the principal amount of $100,000. In January 2018, the holders of the Notes agreed to extend the maturity to April 30, 2018, and in April 2018, agreed to further extend the maturity of certain notes to June or July 2018. During the nine months ended September 30, 2018, the maturity of the notes were further extended to March 31, 2019. The Notes bear simple interest at 6% unless the Company defaults, which increases the interest rate to 10%. The Holders, at their option, can elect to convert the principal plus any accrued interest, into shares of the Company’s common stock at a conversion rate equal to eighty percent (80%) of the average closing share price as quoted on the OTC Markets for the five (5) trading days prior to the date of conversion. During the nine months ended September 30, 2018, the Company received additional proceeds from a related party of $50,000 pursuant to a convertible note payable issued in April and May 2018, with the same interest rate and conversion terms as the Notes described above, initially maturing on September 30, 2018, which has been extended to March 31, 2019. Because the Notes are convertible into a variable number of shares of common stock based on a fixed dollar amount, in accordance with ASC Topic 480, the notes are recorded at the fair value of the shares issuable upon conversion. The excess of the fair value of shares issuable over the face value of the Notes is recorded as a discount to the noted to be amortized in to interest expense over the term of the note. The following summarizes the carrying value of convertible debt as of September 30, 2018:

Face value of the notes	$218,077
Excess of the fair value of shares issuable over the face value of the Notes	54,507
Unamortized discount	(2,500)
$270,084

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

Common Stock

As of September 30, 2018, the Company has 27,297,960 shares issued and outstanding.

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

nOTE 7: CONCENTRATIONS

During the nine months ended September 30, 2018, the Company had two major customers comprising 88% of sales. A major customer is defined as a customer that represents 10% or greater of total sales. There was no accounts receivable for these customers as of September 30, 2018. During the nine months ended September 30, 2018, approximately 83% of the Company’s cost of sales was incurred with five entities, for which $41,384 is included in accounts payable as of September 30, 2018. The Company does not believe that the risk associated with these customers or vendors will have an adverse effect on the business.

nOTE 8: CONTINGENCY

During the nine months ended September 30, 2018, the Company charged an independent truck driver approximately $190,000 pursuant to its agreement with the driver, which entitled the Company to fees equal to $800 per day for the driver’s failure to return a trailer owned by the Company with the period prescribed by the agreement. The Company has not recognized this as income due to uncertainty of payment and will record as other income during the period in which amounts are collected.

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

Results of Operations

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017 and three months ended September 30, 2018 compared to three months ended September 30, 2017

Revenues: Revenues increased by $173,933 to $192,692 for the nine months ended September 30, 2018, compared to $18,759 for the nine months ended September 30, 2017. Revenues increased by $24,550, to $31,124 for the three months ended September 30, 2018 compared to $6,574 for the three months ended September 30, 2017. The increase is due to the acquisition of Transport IQ in December 2017.

Cost of revenue: Cost of revenues increased by $174,578 to $174,578 for the nine months ended September 30,2018 compared to $0 for the nine months ended September 30, 2017. Cost of revenues increases by $4,393 to $4,393 for the three months ended September 30, 2018 compared to $0 for the three months ended September 30, 2017. The increase is due to the acquisition of TransportIQ in December 2017.

Salaries and salary related costs: Salaries and salary related costs decreased by $19,517 to $18,938 for the nine months ended September 30, 2018 compared to $38,455 for the nine months ended September 30, 2017. Salaries and salary related costs decreased by $36,720 to $1,735 for the three months ended September 30, 2018 compared to $38,455 for the three months ended September 30, 2017. The decrease is due to officers agreeing to less compensation in 2018.

Professional fees: Professional fees increased by $95,023, or to $132,223 for the nine months ended September 2018, compared to $37,200 for the nine months ended September 30, 2017. Professional fees increased by $28,619 or 14% to $46,569 for the three months ended September 30, 2018 compared to $17,950 for the three months ended September 30, 2017. The increase is due to the acquisition of TransportIQ in December 2017 and the Company becoming a public company.

Rent expense: Rent expense decreased by $13,666, or 87% to $2,047 for the nine months ended September 30, 2018 compared to $15,713 for the nine months ended September 30, 2017. Rent expense increased by $190, to $190 for the three months ended September 30, 2018 compared to $0 for the three months ended September 30, 2017.

General and administrative: General and administrative expenses increased by $48,923, to $59,328 for the nine months ended September 30, 2018 compared to $10,405 the nine months ended September 30, 2017. General and administrative expense increased by $15,038 to $16,416 for the three months ended September 30, 2018 compared to $1,378 for the three months ended September 30, 2017, due to the acquisition of TransportIQ in December 2017 and the Company becoming a public company.

Interest expense: Interest expense increased by $86,121 to $138,445 for the nine months ended September 30, 2018 from $52,324 for the nine months ended September 30, 2017. Interest expense increased by $46,794 to $76,349 for the three months ended September 30, 2018 compared to $29,555 for the three months ended September 30, 2017, The increase for the nine month periods is due to the acquisition of TransportIQ in December 2017 and the Company becoming a public company. The decrease for the three-month period is due to certain debt discounts becoming fully amortized prior to the current quarter.

Continuing Operations, Liquidity and Capital Resources

As of September 30, 2018, we had a working capital deficit of $1,593,691. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

During the nine months ended September 30, 2018, we used $205,476 in operations, consisting of our loss from operations, offset by non-cash amortization of debt discounts of $20,127, and changes in our current assets and liabilities of $107,264. During the nine months ended September 30, 2017, we used $68,025 in operations, consisting of our loss from operations of $123,653, offset by depreciation and debt discount amortization of $8,526, and changes in our current assets and liabilities of $47,102.

During the nine months ended September 30, 2018, we generated $204,466 of cash from financing activities, consisting of $143,946 of net advances from related parties, $50,000 from a convertible note payable, and $10,520 of net proceeds from short-term financing. During the nine months ended September 30, 2017, we generated $66,524 from financing activities consisting of $178,951, $10,000 from the sale of preferred stock to a related party, and proceeds from notes payable of $45,000, offset by repayments of to third parties of $87,683 and repayment of related parties of $79,744.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended September 30, 2018, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

TraqIQ, Inc.

Date: December 6, 2018	By:	/s/ Ajay Sikka
Ajay Sikka
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

