Form 10-Q/A
period 2018-09-30
TRAQIQ, INC.
filed 2018-12-19
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

As of December 19, 2018, there were 27,297,960 shares of the registrant’s common stock, $0.0001 par value, outstanding.

Explanatory Note

We are amending this Form 10-Q/A to correct disclosures being made regarding our indebtedness. The correction reclassified current portion of long-term debt of $45,000 to current portion of long-term debt – related parties. This reclassification has caused no effect on the Company’s net loss, loss per share or total liabilities.

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

3

TRAQIQ, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current Assets:
Cash	$708	$1,718
Accounts receivable, net	28,573	4,193
Prepaid expenses	7,134	-
Total current assets	36,415	5,911

TOTAL ASSETS	$36,415	$5,911

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Current portion of long term debt - related parties	$812,457	$668,512
Current portion of long term debt	55,213	33,063
Convertible debt - related parties, net of discounts	270,084	199,957
Accounts payable and accrued expenses	492,352	365,203
Total current liabilities	1,630,106	1,266,735
Total Liabilities	1,630,106	1,266,735

Stockholders' Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized Series A convertible preferred stock, $0.0001 par value, 50,000 shares issued and outstanding	5	5
Common stock, $0.0001 par value, 300,000,000 shares authorized, 27,297,960 shares issued and outstanding	2,730	2,730
Additional paid in capital	12,355	12,355
Accumulated deficit	(1,608,781)	(1,275,914)

Total Stockholders' Deficit	(1,593,691)	(1,260,824)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36,415	$5,911

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

TraqIQ, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	2018	2017
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(332,867)	$(123,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,629
Amortization of debt discounts	20,127	6,897
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(24,380)	1,443
(Increase) decrease in prepaid expenses	(7,134)	8,476
Increase in accounts payable and accrued expenses	138,778	37,183
Net cash used in operating activities	(205,476)	(68,025)

CASH FLOWS FROM INVESTING ACTIVITES
Cash from merger	-	558
Net cash provided by investing activities	-	558

CASH FLOWS FROM FINANCING ACTIVITES
Repayments of line of credit	-	(75,000)
Repayments of long term debt - related parties	(11,903)	(79,744)
Repayments of long term debt	(56,380)	(12,683)
Proceeds from long term debt	66,900	-
Proceeds from the sale of preferred stock to related party	-	10,000
Proceeds from long term debt - related parties	155,849	223,951
Proceeds from convertible debt - related parties	50,000	-
Net cash provided by financing activities	204,466	66,524

NET DECREASE IN CASH	(1,010)	(943)

CASH - BEGINNING OF PERIOD	1,718	5,942

CASH - END OF PERIOD	$708	$4,999

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$7,225	$-
Income taxes paid in cash	$-	$-

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired and (liabilities assumed) in reverse merger and acquisition of Omni:
Cash	$-	$558
Accounts receivable	-	4,341
Prepaid expenses	-	23,726
Property and equipment	-	1,907
Stockholder advances	-	(306,421)
Short term financing obligations	-	(18,969)
Accounts payable	-	(86,996)
	$-	$(381,854)

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

NOTE 3: LONG-TERM DEBT RELATED PARTIES

The following is a summary of long-term debt - related parties which are all currently due within the next twelve months as of September 30, 2018 and December 31, 2017:

		2018	2017
Promissory note - CEO	(a)	$720,457	$591,512

Note payable - Satinder Thiara	(b)	32,000	32,000

Promissory note – Kunaal Sikka	(c)	15,000	-

Notes payable - Swarn Singh	(d)	45,000	45000
		$812,457	$668,512

(a)	This is a loan from the CEO entered into January 1, 2015, and is unsecured. The loan bears interest at 15% annually (1.25% monthly). During the nine months ended September 30, 2018, the CEO made additional advances of $140,848, and the Company repaid $11,903. Interest expense on this loan for the nine months ended September 30, 2018 was $81,050. Accrued interest on this loan at September 30, 2018 is $271,181.

(b)

Notes payable to Satinder Thiara entered into May 25, 2016 ($22,000), December 13, 2016 ($10,000), May 1, 2018 ($10,000) and May 14, 2018 ($10,000) at interest rate of 15% annually (1.25% monthly). These are unsecured loans. Interest expense on these loans for the nine months ended September 30, 2018 was $3,600 Accrued interest on these loans at September 30, 2018 is $10,600. Satinder Thiara is a shareholder of the Company and the CEO’s wife.

(c)	Promissory note from Kunaal Sikka, the CEO’s son, dated September 13, 2018, in the amount of $15,000, maturing on December 31, 2019, and accruing interest at an annual rate of 12%.

(d)	Note payable to Swarn Singh, father-in-law of the CEO, entered into January 2017 ($25,000) and February 2017 ($20,000), at interest rate of 15% annually (1.25% monthly). This is an unsecured loan. Interest expense on this loan for the nine months ended September 30, 2018 was $5,063. Accrued interest on this loan at September 30, 2018 is $11,396. Both notes are due December 31, 2018.

The entire balance is reflected as a current liability as the amounts are due on demand.

NOTE 4: LONG-TERM DEBT

The following is a summary of long-term debt which are all currently due within the next twelve months as of September 30, 2018 and December 31, 2017:

		2018	2017
Promissory notes - Kabbage	(a)	$32,994	$33,063
Promissory notes – Loan Builder	(b)	16,219	-
Other	(c)	6,000	-
Total		$55,213	$33,063

(a)	Multiple monthly loan agreements with Kabbage. Each of these loans has a six-month duration with interest and fees spread over the 6 months.

(b)	Business loan agreement in the amount of $18,000, payable in 52 weekly payments of $409, including interest.

(c)	Note payable to a driver for $7,500, issued in May 2018 as consideration for services, due in June 2018, and bearing no interest. During the nine months ended September 30, 2018, the Company made a payment of $1,500 against the note and the Company has withheld payment of the remaining amount pending receipt of amounts due from the service provider. This note is non-interest bearing.

NOTE 5: CONVERTIBLE DEBT – RELATED PARTIES

In connection with the reverse merger in July 2017, the Company and two stockholders, who had provided related party advances to the Company, agreed to exchange their related party advances for 6% Convertible Promissory Notes that were originally due on January 15, 2018 (the “Notes”) in the amount of $68,077. From August 2017 through November 2017, the Company issued additional notes in the principal amount of $100,000. In January 2018, the holders of the Notes agreed to extend the maturity to April 30, 2018, and in April 2018, agreed to further extend the maturity of certain notes to June or July 2018. During the nine months ended September 30, 2018, the maturity of the notes were further extended to March 31, 2019. The Notes bear simple interest at 6% unless the Company defaults, which increases the interest rate to 10%. The Holders, at their option, can elect to convert the principal plus any accrued interest, into shares of the Company’s common stock at a conversion rate equal to eighty percent (80%) of the average closing share price as quoted on the OTC Markets for the five (5) trading days prior to the date of conversion. During the nine months ended September 30, 2018, the Company received additional proceeds from a related party of $50,000 (from Satinder Thiara, wife of CEO and Dharam V. Sikka, father of CEO) pursuant to a convertible note payable issued in April and May 2018, with the same interest rate and conversion terms as the Notes described above, initially maturing on September 30, 2018, which has been extended to March 31, 2019. Because the Notes are convertible into a variable number of shares of common stock based on a fixed dollar amount, in accordance with ASC Topic 480, the notes are recorded at the fair value of the shares issuable upon conversion. The excess of the fair value of shares issuable over the face value of the Notes is recorded as a discount to the noted to be amortized in to interest expense over the term of the note. The following summarizes the carrying value of convertible debt as of September 30, 2018:

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

Interest expense: Interest expense increased by $86,121 to $138,445 for the nine months ended September 30, 2018 from $52,324 for the nine months ended September 30, 2017. Interest expense increased by $46,794 to $76,349 for the three months ended September 30, 2018 compared to $29,555 for the three months ended September 30, 2017. The increase for the nine month periods is due to the acquisition of TransportIQ in December 2017 and the Company becoming a public company. The decrease for the three-month period is due to certain debt discounts becoming fully amortized prior to the current quarter.

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

TraqIQ, Inc.

Date: December 19, 2018	By:	/s/ Ajay Sikka
Ajay Sikka
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

