Form 10-K
period 2018-12-31
TRAQIQ, INC.
filed 2019-03-25
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-55785

TraqIQ Inc.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of March 22, 2019, was 27,297,960.

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

Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this annual report on Form 10-K.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this annual report on Form 10-K and in our other filings with the SEC. We cannot assure you that the forward-looking statements in this annual report on Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

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

PART I

Item 1. Business

Overview

On July 19, 2017, TraqIQ, Inc. (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with OmniM2M, Inc. (“OmniM2M”) and its shareholders (the “OmniM2M Shareholders”) and Ci2i Services, Inc. (“Ci2i”) and its shareholders (the “Ci2i Shareholders”) whereby the OmniM2M Shareholders and the Ci2i Shareholders agreed to exchange all of their respective shares in OmniM2M and Ci2i in exchange for 12,000,000 shares each of the Company’s common stock, par value $0.0001, effective upon the execution of the Share Exchange Agreement by all of the OmniM2M Shareholders and the Ci2i Shareholders. The OmniM2M Shareholders and the Ci2i Shareholders have each been issued their respective 12,000,000 shares on a pro rata basis based on their respective holdings in OmniM2M and Ci2i in the Share Exchange Agreement. On August 3, 2017, the Company closed the transaction pursuant to the Share Exchange Agreement with the OmniM2M Shareholders and the Ci2i Shareholders.

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

OmniM2M historically has provided bundled solutions of hardware, software, connectivity, applications and analytics to address targeted problems in refrigeration, pest control and tank monitoring. OmniM2M’s unique solutions can be deployed rapidly and provides considerable Return on Investment (ROI) benefits immediately by saving up to 25% of an employee’s time or meeting of corporate compliance goals). OmniM2M has deployed solutions that are currently being used by several customers with positive results. Over the past two years, OmniM2M has been primarily billing the software component. They provide the solution that at times may require minor purchases of hardware to complete the service.

Historically, OmniM2M has performed the services (“solutions”) in the following industries: Refrigeration, Pest Control, and Tank Monitoring. As noted, in the past few years, a majority of the OmniM2M services have occurred in the refrigeration sector. A majority of these services were software related.

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

Ci2i Services, Inc.

Ci2i was formed about over 15 years ago and has most recently been providing IT consulting solutions, predominantly in the business intelligence and data analytics arenas. The Company has been a vendor to Microsoft for over 10 years and has done work with many Microsoft product and business groups, including Microsoft Azure and Microsoft Media planning. Ci2i has worked closely with customers where a wide variety of analytics solutions were built

Ci2i’s cloud solutions and analytics services comprise software development, program management, project management, and business analytics services.

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

TransportIQ, Inc. (“TransportIQ”)

The logistics and transportation industry worldwide is highly competitive, and is serviced by a wide range of industry players – from large multinational logistics companies scheduling millions of shipments internationally to smaller private companies that deliver thousands of shipments to individual businesses and consumers. Spending in the U.S. logistics and transportation industry alone totaled $1.48 trillion in 2015 and represented about 8 percent of annual gross domestic product (GDP).

TransportIQ, is long haul trucking carrier business that comprises contract drivers and owner operators. TransportIQ’s customers include leading third-party logistics and supply chain management providers such as C.H. Robinson.

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

There currently is no public market for our Common Stock. Further, our Common Stock is not currently quoted on the OTC Markets (the “OTC Markets”) and trading of our Common Stock has not yet commenced. If and when our stock does begin to trade, such trading may be extremely sporadic. For example, several days may pass before any shares may be traded. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our Common Stock. Accordingly, investors must assume they may have to bear the economic risk of an investment in our Common Stock for an indefinite period of time. There can be no assurance that a more active market for the Common Stock will develop, or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of our Common Stock and would likely have a material adverse effect on the market price of our Common Stock and on our ability to raise additional capital. A market maker has submitted an application to have our common stock quoted on the OTC Markets and we have responded to comments from FINRA and are awaiting any final comments or FINRA’s approval.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of Common Stock offered hereby. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of Common Stock, par value $0.0001, and 10,000,000 shares of preferred stock, par value $0.0001, with preferences and rights to be determined by our Board of Directors. We authorized 50,000 shares of our Preferred Stock as Series A and 50,000 shares are issued and outstanding. As of the date of this Report, there are 27,297,960 shares of our Common Stock issued and outstanding and 50,000 shares of our Series A Preferred Stock issued and outstanding. We may also issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of its securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our Common Stock may create downward pressure on the trading price of the Common Stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of the Common Stock will be initially quoted on the OTC Markets.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any property. We previously leased an office from a third party at 201 Santa Monica Blvd., Suite 300, Santa Monica, California 90401-2224, the location of our business from inception. Our principal shareholder and legal counsel also used this location. Commencing April 1, 2011 until August 3, 2017, our majority shareholder and legal counsel provided us with office space, on a month-to-month basis, for no charge.

As of the date of this annual report, our main corporate mailing address is 14205 S.E. 36th St., Suite 100, Bellevue, WA 98006. We will consider leasing additional office space after our public listing is completed.

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

Holders of our Common Stock

As of March 22, 2019, there were approximately 52 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Equity Stock Transfer.

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

Overview

TraqIQ, Inc. (along with its wholly owned subsidiaries, referred to herein as the “Company”) was incorporated in the State of California on September 9, 2009 as Thunderclap Entertainment, Inc. On July 14, 2017, Thunderclap Entertainment, Inc. changed its name to TraqIQ, Inc. On July 19, 2017, the Company entered into a Share Exchange Agreement (“share Exchange”) with the stockholders of OmniM2M, Inc. (“OmniM2M”) and Ci2i Services, Inc. (“Ci2i”) whereby the stockholders of OmniM2M and Ci2i agreed to exchange all of their respective shares, representing 100% ownership in OmniM2M and Ci2i in exchange for 24,000,000 shares of the Company’s common stock, respectively. The OmniM2M Shareholders and the Ci2i Shareholders have each been issued their respective 12,000,000 shares on a pro rata basis based on their respective holdings in OmniM2M and Ci2i in the Share Exchange Agreement. The Share Exchange was accounted for as a reverse merger whereas Ci2i is considered the accounting acquirer and TraqIQ, Inc. is considered the accounting acquiree. Accordingly, the consolidated financial statements included the accounts of Ci2i for all periods presented and the accounts of TraqIQ, Inc. and OmniM2M, which was acquired by the Company on July 19,2017 since the date of acquisition. For accounting purposes, the acquisition of OmniM2M is recorded at historical cost in accordance with Accounting Standard Codification (“ASC”) 805-50-25-2 as this is considered an acquisition of entities under common control as the management of the Company and OmniM2M control the activities of the respective companies. Prior to the merger with Ci2i and acquisition of OmniM2M, the Company was considered a shell company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On December 1, 2017, The Company entered into a Share Purchase Agreement (the “Share Exchange Agreement”) with Ajay Sikka (“Sikka”), the sole shareholder of Transport IQ, Inc. whereby Sikka agreed to sell all of the shares in TransportIQ, Inc. (“TransportIQ”) in exchange for $18,109, in the form of cancellation of all of the debt of TransportIQ that is owed to the Company. The transaction became effective upon the execution of the Share Exchange Agreement by Sikka and the Company; and Transport IQ, Inc, is now a wholly-owned subsidiary of the Company. Because TransportIQ was commonly controlled and owned, the transaction was recorded at the historical carrying value of TransportIQ’s assets and liabilities,

Ci2i is an innovative and growth-oriented services company founded in 1998 that develops and deploys intelligent technologies and products in order to meet the demand for sustainable, integrated solutions to contemporary business needs. Ci2i is a consulting services company that provides marketing and technical services to its clients. These services are delivered both on a Project and a Time & Materials basis. The primary focus has been in the Analytics and Intelligence segments. The Company typically does not own any IP, as all the work is done on behalf of the clients.

OmniM2M was formed in 2014 and is an innovative and growth-oriented company that develops and deploys “Internet of Things” (IoT) and “Mobile to Mobile” (M2M) products in order to meet the demand for sustainable, integrated solutions to contemporary business needs.

TransportIQ was formed in the State of Nevada on September 8, 2017. TransportIQ is long haul trucking carrier business that comprises contract drivers and owner operators. TransportIQ’s customers include leading third-party logistics and supply chain management providers such as C.H. Robinson. TransportIQ plans to differentiate itself from traditional carriers through the adoption of new technologies that can help TransportIQ create competitive advantages in the transportation industry, including:

●	Industrial Internet of Things (IIoT) tracking devices
●	Data Analytics software that can help dispatchers improve efficiency and profitability
●	Blockchain transaction software to improve efficiencies with third party logistics companies

Going Concern

The Company has an accumulated deficit of $1,673,775 and a working capital deficit of $1,658,685 as of December 31, 2018 compared to a working capital deficit of $1,260,824 as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Use of Estimates

In preparing these consolidated financial statements in conformity with US GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the valuation of long-lived assets, accruals for potential liabilities, and valuation assumptions related to our deferred income taxes.

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), specifically ASC 606-10-50-12. This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the updated guidance effective January 1, 2018 using the full retrospective method, however the new standard did not have a material impact on its consolidated financial position and consolidated results of operations, as it did not change the manner or timing of recognizing revenue.

Trucking Revenue

The Company’s contracts with customers are generally on a purchase order basis and represent a single stand-alone performance obligation to transport property on behalf of a customer at a pre-determined rate. The performance obligation is satisfied at the point in time in which the delivery of property is complete and the Company generally collect payment within 30 days of delivery. Accordingly, revenue for each contract is recognized when the Company’s performance obligation is complete. There are no agency relationships in any if the services related to the trucking sector.

Software Solution Revenue

Revenue from arrangements with customers is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as discussed in ASC 606. In instances where multiple performance obligations are identified, the Company allocates the transaction price to each performance obligation based on relative selling prices of each distinct product or service, and recognizes revenue related to each performance obligation at the points in time that each performance obligation is satisfied. The Company’s performance obligation includes providing connectivity to software, generally through a monthly subscription, where the Company typically satisfies its performance obligations prior to the submission of invoices to the customer for such services. The Company’s performance obligation for hardware components that are purchased by the customer in connection with the solution is delivery of the purchased device, which is satisfied prior to invoicing. The Company provides a twelve-month warranty on their hardware. All units deployed by the Company are past the twelve-month period, thus the Company has not accrued for a warranty liability. The Company generally collects payment within 30 to 60 days of completion of the performance obligation and there are no agency relationships.

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

Fair Value of Financial Instruments

ASC 825, “Financial Instruments,” requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments: The carrying amount of cash, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses, stockholder advances, and short term financing approximate fair value because of the short-term maturity of those instruments. The Company does not utilize derivative instruments.

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

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 31, 2017. Early adoption is permitted. The Company has adopted this standard effective January 1, 2018 with no significant impact on its consolidated financial position, results of operations and liquidity.

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

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, ASU 2015-14, “Revenue from Contracts with Customers, Deferral of the Effective Date”, and ASU 2016-12, “Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients”, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company has adopted this standard effective January 1, 2018 with no significant impact on its consolidated financial position, results of operations and liquidity.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. Public business entities must apply the amendments in this update to annual periods beginning after December 15, 2017. Early application is permitted under certain conditions. The Company has adopted this standard effective January 1, 2018 with no significant impact on its consolidated financial position, results of operations and liquidity.

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

In August 2017, the FASB issued Accounting Standards Updated 2017-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments” (ASU 2017-15). The standard addresses eight specific cash flow issues to reduce diversity in practice in how certain cash receipts and cash payments are presented on the Statements of Cash Flows. ASU 2017-15 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The amendments require a retrospective approach to adoption and early adoption is permitted, including in an interim period. The Company has adopted this standard effective January 1, 2018, which did not have a significant impact on its consolidated financial position, results of operations and liquidity.

There were other updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries or transactions that are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations and Financial Condition for the Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

Revenues

For the year ended December 31, 2018 compared to December 31, 2017, the Company’s revenues increased by $118,338, or 188%, from $62,980 in 2017 to $181,318 in 2018 due to the Company acquisition of TransportIQ. The Company will continue to move towards an analytics model which is expected to bring in more revenue and higher profitability.

Cost of Sales

For the year ended December 31, 2018 compared to December 31, 2017, the Company’s cost of revenues increased by $135,048, or 307%, from $44,038 in 2017 to $179,086 in 2018 due to the Company acquisition of TransportIQ. The Company will continue to move towards an analytics model which is expected to bring in more revenue and higher profitability.

Operating Expenses

For the year ended December 31, 2018 compared to December 31, 2017, the Company’s salary and salary related costs decreased by $31,424, or 63%, from $50,093 in 2017 to $18,669 in 2018 due to two new employees added during 2017 that were not used in 2018 as the Company shifted towards outsourcing of services.

During the year ended December 31, 2018, compared to 2017, the Company’s professional fees increased by $23,040, or 17%, from $135,128 in 2017 to $158,168 in 2018. Our professional fees for the years ended December 31, 2018 and 2017 related to the preparation of our regulatory filings related to our public filings. These costs increased in 2018 as a result of our filing a registration statement.

For the year ended December 31, 2018 compared to December 31, 2017, the Company’s rent expense decreased by $24,702, or 91%, from $27,033 in 2017 to $2,331 in 2018 due to not renewing their office space in an effort to reduce their overhead.

For the year ended December 31, 2018 compared to December 31, 2017, the Company’s general and administrative expenses decreased by $21,985, or 20%, from $108,778 in 2017 to $86,793 in 2018 primarily due to the lowering of overhead expenses as they attempted to raise their level of services to provide.

Rent Income

For the year ended December 31, 2018 compared to December 31, 2017, the Company’s rental income decreased by $11,685, or 100%, from $11,685 in 2017 to $0 in 2018 due to the office lease ending in April 2017 and was not being extended or renewed.

Other Income

For the year ended December 31, 2018 compared to December 31, 2017, the Company’s other income increased by $25,000, or 100%, from $0 in 2017 to $25,000 in 2018 due to a one-time sale of domain names that were owned by the Company.

Interest Expense

For the year ended December 31, 2018 compared to December 31, 2017, the Company’s interest expense increased by $59,526, or 54%, from $110,936 in 2017 to $170,462 in 2018 due to higher levels of debt in 2018.

Forgiveness of Debt

For the year ended December 31, 2018 compared to December 31, 2017, the Company’s forgiveness of debt increased by $11,330, $0 in 2017 to $11,330 in 2018 due to working out a settlement with a vendor in 2018.

Net Loss

For the year ended December 31, 2018 compared to December 31, 2017, the Company’s net loss decreased by $3,480, or 1%, from $401,341 in 2017 to $397,861 in 2018 due to the reduction of overhead expenses.

Liquidity and Capital Resources

As of December 31, 2018, current assets were $13,806 and current liabilities outstanding amounted to $1,672,491 which resulted in a working capital deficit of $1,658,685. As of December 31, 2017, current assets were $5,911 and current liabilities outstanding amounted to $1,266,735 which resulted in a working capital deficit of $1,260,824.

Net cash used in operating activities was $222,833 for the year ended December 31, 2018 compared to $195,292 in 2017. Cash used in operations for 2018 and 2017 was the primarily related to the loss in operations offset by the increases in accounts payable and accrued expenses due to the lack of adequate cash flow of the Company.

Net cash provided by investing activities in 2017 was $6,700. The 2017 cash provided was related to the cash received in the reverse merger with Ci2i and the acquisitions of OmniM2M and TransportIQ. There were no investing activities in 2018.

Net cash provided by financing activities for 2018 was $223,462 compared to 2017 of $184,368. The cash provided by financing activities was the result of the issuance of long-term debt, including related parties, convertible notes from related and unrelated parties and sale of preferred stock, offset by repayments on the line of credit and long term-debt which include related parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

Not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm, are set forth starting on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 22, 2019, the board of directors of the Company approved the selection of MAC Accounting Group, LLP (“MAC”) as its independent registered public accounting firm replacing KBL, LLP (“KBL”).On January 22, 2019, the Company’s board of directors approved the dismissal of KBL as the Company’s independent registered public accounting firm and the Company accordingly notified KBL of such action effective as of that date.

The reports of KBL on the Company’s consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2017 and 2016, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, other than the statements related to the Company’s ability to continue as a going concern.

In addition, during the fiscal years ended December 31, 2017 and 2016, there were no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) between the Company and KBL with respect to any matter relating to accounting principles, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of KBL, would have caused KBL to make reference to the subject matter of the disagreement in its reports on the Company’s financial statements with respect to such periods.

On January 22, 2019, the Company engaged MAC as its new independent registered public accounting firm. During the fiscal years ended December 31, 2017 and 2016 and through January 22, 2019, the date the Company engaged MAC, the Company did not consult with MAC regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, the Company’s Certifying Officers conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Company’s Certifying Officers concluded that, because of the disclosed material weaknesses in the Company’s internal control over financial reporting, the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Certifying Officers, to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, our Certifying Officers concluded that our disclosure controls and procedures were not effective as a result of continuing weaknesses in our internal control over financial reporting principally due to the following:

-	We have not established adequate financial reporting processes or monitoring activities to ensure adequate financial reporting and to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions and therefore there is lack of segregation of duties.

-	An outside consultant assists in the preparation of the annual and quarterly financial statements and partners with us to ensure compliance with US GAAP and SEC disclosure requirements.

-	Outside counsel assists us to review and editing of the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2018, using the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s assessment, management has determined that there are material weaknesses due to the lack of segregation of duties and, due to the limited resources based on the size of the Company. Due to the material weaknesses management concluded that as of December 31, 2018, the Company’s internal control over financial reporting was ineffective. In order to address and resolve the weaknesses, the Company will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company’s financial means allow. To date, the Company’s limited financial resources have not allowed the Company to hire the additional personnel necessary to address the material weaknesses.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The following persons are our executive officers and directors as of March 22, 2019 and hold the positions set forth opposite their respective names. The members of the Board of Directors serve until the next annual meeting and a successor is appointed and qualified, or until resignation or removal.

Name	Age	Position	Date of Appointment
Ajay Sikka	51	Chairman of the Board, Director, Chief Executive Officer, President & Chief Financial Officer	July 19, 2017

Lloyd T. Spencer	62	Vice President & Secretary	July 19, 2017

James DuBois	55	Director	February 2, 2018

Business Experience

The following is a brief description of the business experience of our executive officers and directors:

Ajay Sikka, Chairman and Director, President and Chief Financial Officer

Ajay Sikka, age 51, was appointed to our Board as its Chairman the Board appointed him as our Chief Executive Officer, President, Chief Financial and Accounting Officer on July 19, 2017. From May 2014 to the present, Mr. Sikka has served as Chief Executive Officer of OmniM2M, Inc., an IIoT hardware, software and services company. From March 2011 to the present, Mr. Sikka has also served as Chief Executive Officer of Ci2i Services, Inc., an IIoT analytics and marketing company that is focused on providing services and support to enterprise customers, including Microsoft, Staples, Accenture, and Pactera. From April 2004 to Feb 2011, Mr. Sikka served as Senior Director at Microsoft Corp. in Redmond, Washington, where he worked in multiple teams, including Law & Corporate affairs, Central IT, and Business Strategy. He also managed Microsoft’s CloudCRM team that provided Customer Relationship Management (CRM) services within Microsoft. From April 2000 to March 2004, Mr. Sikka served as Chief Executive Officer of IndiaHQ Solutions, Inc., a content provider (Websites, newspapers, Yellow pages) for the South Asian community. That company was sold in 2004. From April 1996 to April 2000, Mr. Sikka served as Group Manager at Microsoft Corp. in Redmond, Washington where he drove Microsoft’s internet business and content management initiatives with telecommunications and Internet service providers. He arrived at Microsoft subsequent to Microsoft’s purchase of Vermeer, that made the FrontPage product. Mr. Sikka is an active angel investor and board of director member for startup companies and new ventures in the Seattle area.

Lloyd T. Spencer, Vice President & Secretary

Lloyd Spencer, age 62, is a member of our Board and was appointed to our Board and as our Vice President and Secretary on July 19, 2017. From September 20, 2007 to the present, Mr. Spencer has also served as President and CEO of Open Road Shipping, Inc., formerly known as CoroWare, whose business is currently in a state of transition. From October 2004 to June 2006, Mr. Spencer was a co-founder and President of CoroWare, Inc., a Washington State private company that was acquired by Innova Holdings, Inc., which is now known as Open Road Shipping, Inc. From July 2006 until present, Mr. Spencer has served in multiple position in CoreWare, Inc. From June 2002 to September 2004, Mr. Spencer was Vice President of Sales at Planet Technologies, a systems integration company based in Germantown, MD. From November 1996 to August 2001, Mr. Spencer was Solutions Unit Manager and Group Product Manager at Microsoft in Redmond, Washington. Prior to Microsoft, Mr. Spencer served as Assistant Vice-President and Business Unit Manager at Newbridge Networks; and Product Line Manager at Sun Microsystems. Mr. Spencer began his career as a software development engineer at Hewlett-Packard Corporation in Cupertino, California. Mr. Spencer received his Bachelor’s degree from Cornell University in 1980 with a major in Biology and Animal Science and with an emphasis in Immunogenetics.

James DuBois, Director

James DuBois, age 55, is a member of our Board and was appointed to our Board and on February 2, 2018. Mr. Dubois, currently serves as Global IT Advisor and Board Member at Expeditors International of Seattle, Washington. Mr. Dubois has guided IT and business transformation, corporate governance, customer-focused strategic product/services development, security, and risk management. While at Microsoft, as CIO and Chief Information Security Officer roles, directing IT modernization through corporate growth, turnaround, acquisitions integrations and divestitures.

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

Corporate Governance

Board Independence

We currently have three directors serving on our board of directors. Our Board of Directors has adopted the definition of “independence” as described in NASDAQ Rules 4200 and 4350. Independent directors would not include anyone who, within the past three years, be employed by us or any of our parent or subsidiary or any of their family members; or any director who is, or who has a family member who is, a controlling shareholder. Our board of directors has determined that no directors meet the independence requirements. We may obtain independent directors in the future but there is no assurance that we will do so.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the years ended December 31, 2018 and 2017, compensation awarded to or paid to, or earned by, our Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”). We did not have any executive directors or officers that earned in excess of $100,000 during the years ended December 31, 2018 and 2017.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Ajay Sikka, CEO, CFO and Director	2017	$36,225	-	-	-	-	-	-	-
	2018	$973	-	-	-	-	-	-	-

We currently do not have any formal employment arrangement with Mr. Sikka and his compensation has not been fixed or based on any percentage calculations. The Board will make all decisions determining the amount and timing of his compensation if his annual compensation exceeds $50,000. In 2018 and 2017, Mr. Sikka received a salary of $973 and $36,225, respectively.

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards during in 2018 or 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding the ownership of our common stock as of March 22, 2019, by:

●	each director;
●	each person known by us to own beneficially 5% or more of our Common Stock;
●	each officer named in the summary compensation table elsewhere in this Current Report on Form 8-K; and
●	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. The percentages of common stock beneficially owned are calculated on the basis of 27,297,960 total common shares issued and outstanding after giving effect to the Share Exchange Agreement and the percentage of Series A Preferred Stock is based on the 50,000 shares issued and outstanding. Each share of preferred stock is convertible into 85% of the average closing price of the common stock over the last 20 trading days immediately preceding the conversion.

Unless otherwise indicated below, to the best of our knowledge each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Preferred A Stock	Ajay Sikka(1) 14205 S.E. 36th St., Suite 100 Bellevue, WA 98006	50,000	100.00%

Common Stock	Ajay Sikka 14205 S.E. 36th St., Suite 100 Bellevue, WA 98006	15,154,384	55.52%

Common Stock	Lloyd T. Spencer 14205 S.E. 36th St., Suite 100 Bellevue, WA 98006	0	0.00%

Common Stock	James DuBois, 11208 248 Ave NE, Redmond, WA 98053	0	0.00%

Common Stock	All Officers and Directors as a Group (2 persons)	15,154,384	55.52%

Preferred Stock	All Officers and Directors as a Group (2 persons)	50,000	100.00%

5% or Greater
Common Stock	Virandra Sikka 14205 S.E. 36th St., Suite 100 Bellevue, WA 98006	3,264,412	11.96%

Common Stock	Swarn Thiara 6704 126th Street SE, Snohomish, WA 98296	2,600,000	9.53%

Common Stock	Dharam Vir Sikka 235 140th Avenue NE, Bellevue, WA 98005	1,823,568	6.68%

Common Stock	Ajay Sikka 14205 S.E. 36th St., Suite 100 Bellevue, WA 98006	15,154,384	55.52%
		22,842,364	83.68%
Preferred Stock	Ajay Sikka 14205 S.E. 36th St., Suite 100 Bellevue, WA 98006	50,000	100.00%

(1) Ajay Sikka is our controlling shareholder. Under the terms of the Series A Preferred Stock, he is entitled to 50,000 votes of common stock for each share of Series A Preferred Stock, thereby effectively giving him, in addition to his 15,154,384 common share votes, an additional 2,500,000,000 common share votes.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Party Transactions

Except as described below, and the past two years, there have been no transactions, whether directly or indirectly, between Ajay Sikka and any of our officers or former officers, directors or former directors or their family members.

The details for amount due to related parties were as follows:

	2018	2017
December 31,
Amount due from related parties:
Donald P. Hateley(1)	$-	$56,077
Alena Borisova(2)	-	12,000
Ajay Sikka(3)	728,236	591,512
Kunaal Sikka(4)	15,000	-
Swarm Singh(5)	45,000	45,000
Satinder Thiara(6)	57,000	32,000
Dharam Sikka(7)	75,000	50,000
James DuBois(8)	20,000	-
Total	$940,236	$786,589

(1)	The amount due Donald P. Hateley, a former officer and director was for advances he made to TraqIQ, Inc., for working capital, which were unsecured and did not carry an interest rate or repayment terms. On July 19, 2017, we exchanged his related party advances for a convertible note, which bears simple interest at 6% and is convertible into shares of the Company’s common stock at a conversion rate equal to eighty percent (80%) of the average closing share price as quoted on the OTC Markets for the five (5) trading days prior to the date of conversion.

(2)	The amount due Alena Borisova, a former director was for a one time advance she made to TraqIQ, Inc., for working capital, which was unsecured and did not carry an interest rate or repayment terms. On July 19, 2017, we exchanged her related party advance for a convertible note, which bears simple interest at 6% and is convertible into shares of the Company’s common stock at a conversion rate equal to eighty percent (80%) of the average closing share price as quoted on the OTC Markets for the five (5) trading days prior to the date of conversion.

(3)	These advances from the CEO are unsecured, due on demand and bear interest at 15% annually.

(4)	Unsecured promissory note from Kunaal Sikka, the CEO’s son, dated September 13, 2018, in the amount of $15,000, maturing on December 31, 2019.

(5)	Note payable to Swarn Singh, father-in-law of the CEO, entered into January 2017 ($25,000) and February 2017 ($20,000), at interest rate of 15% annually (1.25% monthly). These are unsecured loans and both loans mature December 31, 2019.

(6)	Notes payable to Satinder Thiara entered into May 25, 2016 ($22,000) which is due on demand, December 13, 2016 ($10,000) which is due on demand, and May 1, 2018 ($25,000) which matures December 31, 2019 at interest rate of 15% annually (1.25% monthly).

(7)

Company entered into convertible notes with Dharam V. Sikka, father of CEO pursuant to a convertible note payable issued in August 2017 ($20,000), November 2017 ($30,000) and May 2018 ($25,000), with the same interest rate and conversion terms as the Notes described above, initially maturing on December 31, 2018, which has been extended to March 31, 2019.

(7)	Company entered into a convertible note with James DuBois, a director of the Company in Novemebr 2017 in the amount of $20,000, at a 6% annual interest rate and conversion terms as the Notes described above, initially maturing on July 31, 2018, initially extended to December 31, 2018, and then extended again extended to March 31, 2019.

Item 14. Principal Accounting Fees and Services.

The aggregate fees incurred for each of the last two years for professional services rendered by MAC Accounting Group, LLP (“MAC”) and KBL, LLP, (“KBL”) the independent registered public accounting firms for the audits of the Company’s annual financial statements included in the Company’s Form 10-K and reviews of financial statements for its quarterly reports (Form 10-Q) are reported below. The Company engaged MAC on January 28, 2019. The fees billed by MAC relating to the audit for the year ended December 31, 2018 were $25,000 and are included in the amounts for December 31, 2018. All other amounts for 2018 and for the year ended December 31, 2017 included below relate to KBL.

	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total
2018	$44,000	$-	$-	$-	$44,000
2017	$35,500	$-	$-	$-	$35,500

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2018 and 2017.

Audit Related Fees

The aggregate fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported “Audit Fees” for the years ended December 31, 2018 and 2017.

Tax Fees

The aggregate fees billed for professional services rendered by principal accountant for tax compliance, tax advice and tax planning during the years ended December 31, 2018 and 2017.

All Other Fees

Other fees billed for products or services provided by the Company’s principal accountant during the years ended December 31, 2018 and 2017.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TraqIQ Inc.

Date: March 25, 2019	By:	/s/ Ajay Sikka
	Name:	Ajay Sikka
	Title:	Chairman of the Board of Directors & Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2019	By:	/s/ Ajay Sikka
	Name:	Ajay Sikka
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 25, 2019	By:	/s/ James DuBois
	Name:	James DuBois
	Title:	Director

Date: March 25, 2019	By:	/s/ Lloyd Spencer
	Name:	Lloyd Spencer
	Title:	Director

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of TraqIQ, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Traq IQ, Inc. and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Mac Accounting Group, LLP

We have served as the Company’s auditor since 2019.

Midvale, Utah

March 25, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of TraqIQ, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of TraqIQ, Inc. (the “Company”) as of December 31, 2017, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KBL, LLP

KBL, LLP

New York, NY

March 12, 2018

TRAQIQ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	DECEMBER 31,	DECEMBER 31,
	2018	2017

ASSETS
Current Assets:
Cash	$2,347	$1,718
Accounts receivable, net	11,459	4,193

Total Current Assets	13,806	5,911

Fixed assets, net	-	-

TOTAL ASSETS	$13,806	$5,911

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$531,120	$365,203
Current portion - long-term debt - related parties	845,236	668,512
Current portion - long-term debt	54,801	33,063
Current portion - convertible debt - long-term debt - related and unrelated parties	241,334	199,957

Total Current Liabilities	1,672,491	1,266,735

Total Liabilities	1,672,491	1,266,735

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par value, $0.0001, 10,000,000 shares authorized, Series A Convertible Preferred, 50,000 and 0 shares issued and outstanding, respectively	5	5
Common stock, par value, $0.0001, 300,000,000 shares authorized, 27,297,960 and 27,297,960 issued and outstanding, respectively	2,730	2,730
Additional paid in capital	12,355	12,355
Accumulated deficit	(1,673,775)	(1,275,914)

Total Stockholders’ Deficit	(1,658,685)	(1,260,824)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,806	$5,911

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

REVENUE	$181,318	$62,980
COST OF REVENUE	179,086	44,038
GROSS PROFIT	2,232	18,942

OPERATING EXPENSES
Salaries and salary related costs	18,669	50,093
Professional fees	158,168	135,128
Rent expense	2,331	27,033
General and administrative expenses	86,793	108,778

Total Operating Expenses	265,961	321,032

OPERATING LOSS	(263,729)	(302,090)

OTHER INCOME (EXPENSE)
Interest expense	(170,462)	(110,936)
Rental income	-	11,685
Other income	25,000	-
Forgiveness of debt	11,330	-

Total other income (expense)	(134,132)	(99,251)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(397,861)	(401,341)

Provision for income taxes	-	-

NET LOSS	$(397,861)	$(401,341)

Net loss per share	$(0.01)	$(0.03)

Weighted average common shares outstanding	27,297,960	14,147,276

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

					Additional
					Paid-In
	Series A Preferred		Common Stock		Capital -	Accumulated
	Shares	Amount	Shares	Amount	Common	Deficit	Total

Balance - December 31, 2016	-	$-	3,297,000	$330	$4,160	$(437,701)	$(433,211)

Reverse merger	-	-	12,000,000	1,200	(900)	(69,070)	(68,770)
Acquisition of OmniM2M	-	-	12,000,000	1,200	(900)	(313,385)	(313,085)
Acquisition of Transport IQ	-	-	-	-	-	(54,417)	(54,417)
Sale of Series A Preferred Stock for cash - related party	50,000	5	-	-	9,995	-	10,000
Net loss for the year	-	-	-	-	-	(401,341)	(401,341)

Balance - December 31, 2017	50,000	5	27,297,000	2,730	12,355	(1,275,914)	(1,260,824)

Net loss for the year	-	-	-	-	-	(397,861)	(397,861)

Balance - December 31, 2018	50,000	$5	27,297,000	$2,730	$12,355	$(1,673,775)	$(1,658,685)

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(397,861)	$(401,341)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	1,852
Forgiveness of debt	(11,330)
Amortization of debt discount	16,377	30,516
Changes in assets and liabilities
Accounts receivable	(7,266)	-
Prepaid expenses	-	37,827
Accounts payable and accrued expenses	177,247	135,854
Total adjustments	175,028	206,049
Net cash used in operating activities	(222,833)	(195,292)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash from reverse merger	-	557
Net cash from acquisition of Transport IQ	-	6,143
Net cash provided by investing activities	-	6,700

CASH FLOWS FROM FINANCING ACTIVITES
Repayment of line of credit	-	(75,000)
Proceeds from long-term debt - related parties	326,130	438,840
Repayment of long-term debt - related parties	(149,406)	(169,957)
Proceeds from sale of preferred stock - related party	-	10,000
Proceeds from long-term debt	97,500	45,000
Repayments of long-term debt	(75,762)	(64,515)
Proceeds from convertible notes - related and unrelated parties	25,000	-
Net cash provided by financing activities	223,462	184,368

NET INCREASE (DECREASE) IN CASH	629	(4,224)

CASH - BEGINNING OF YEAR	1,718	5,942

CASH - END OF YEAR	$2,347	$1,718

CASH PAID DURING THE YEAR FOR:
Interest expense	$17,646	$80,420
Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Assets acquired and (liabilities assumed) in reverse merger and acquisition of OmniM2M:
Cash	$-	$557
Accounts receivable	-	4,341
Prepaid expenses	-	23,726
Property and equipment	-	1,907
Stockholder advances	-	(238,394)
Short term financing obligations	-	(18,969)
Accounts payable	-	(86,253)
Net liabilities assumed	$-	$(313,085)

Assets acquired and (liabilities assumed) in acquisition of TransportIQ:
Cash	$-	$6,143
Accounts receivable	-	10,285
Property and equipment	-	593
Short term financing obligations	-	(33,680)
Accounts payable	-	(37,758)
Net liabilities assumed	$-	$(54,417)

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

TraqIQ, Inc. (along with its wholly owned subsidiaries, referred to herein as the “Company”) was incorporated in the State of California on September 9, 2009 as Thunderclap Entertainment, Inc. On July 14, 2017, Thunderclap Entertainment, Inc. changed its name to TraqIQ, Inc. On July 19, 2017, the Company entered into a Share Exchange Agreement (“share Exchange”) with the stockholders of OmniM2M, Inc. (“OmniM2M”) and Ci2i Services, Inc. (“Ci2i”) whereby the stockholders of Omni and Ci2i exchanged all of their respective shares, representing 100% ownership in OmniM2M and Ci2i in exchange for 12,000,000 shares of the Company’s common stock, respectively. The OmniM2M Shareholders and the Ci2i Shareholders have each been issued their respective 12,000,000 shares on a pro rata basis based on their respective holdings in OmniM2M and Ci2i in the Share Exchange Agreement. The Share Exchange was accounted for as a reverse merger whereas Ci2i is considered the accounting acquirer and TraqIQ,Inc. is considered the accounting acquiree. Accordingly, the condensed consolidated financial statements included the accounts of Ci2i for all periods presented and the accounts of TraqIQ, Inc. and Omni, which was acquired by the Company on July 19, 2017 since the date of acquisition. For accounting purposes, the acquisition of Omni is recorded at historical cost in accordance with Accounting Standard Codification (“ASC”) 805-50-25-2 as this is considered an acquisition of entities under common control as the management of the Company and Omni control the activities of the respective companies. Prior to the merger with Ci2i and acquisition of Omni, the Company was considered a shell company under Rule 12b-2 of the Exchange Act. On December 1, 2017, The Company entered into a Share Purchase Agreement (the “Share Exchange Agreement”) with Ajay Sikka (“Sikka”), the sole shareholder of Transport IQ, Inc. whereby Sikka agreed to sell all of the shares in TransportIQ, Inc. (“TransportIQ”) in exchange for $18,109, in the form of cancellation of all of the debt of TransportIQ that is owed to the Company. The transaction became effective upon the execution of the Share Exchange Agreement by Sikka and the Company; and Transport IQ, Inc, is now a wholly-owned subsidiary of the Company. Because TransportIQ was commonly controlled and owned, the transaction was recorded at the historical carrying value of TransportIQ’s assets and liabilities.

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

TransportIQ was formed in the State of Nevada on September 8, 2017. TransportIQ is long haul trucking carrier business that comprises contract drivers and owner operators. TransportIQ’s customers include leading third-party logistics and supply chain management providers such as C.H. Robinson. TransportIQ plans to differentiate itself from traditional carriers through the adoption of new technologies that can help TransportIQ create competitive advantages in the transportation industry, including:

●	Industrial Internet of Things (IIoT) tracking devices
●	Data Analytics software that can help dispatchers improve efficiency and profitability
●	Blockchain transaction software to improve efficiencies with third party logistics companies

TRAQIQ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had no cash equivalents as of December 31, 2018 and 2017.

Accounts Receivable and Concentration of Credit Risk

The Company considers accounts receivable, net of allowance for returns and doubtful accounts, to be fully collectible. The allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Management has determined that no allowance was required for the outstanding accounts receivable as of December 31, 2018 or 2017.

TRAQIQ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

TRAQIQ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain prior period amounts have been reclassified to conform with current period presentation with no effect on the Company’s net loss, total assets, liabilities equity or cash flows.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), specifically ASC 606-10-50-12. This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the updated guidance effective January 1, 2018 using the full retrospective method, however the new standard did not have a material impact on its consolidated financial position and consolidated results of operations, as it did not change the manner or timing of recognizing revenue.

Trucking Revenue

The Company’s contracts with customers are generally on a purchase order basis and represent a single stand-alone performance obligation to transport property on behalf of a customer at a pre-determined rate. The performance obligation is satisfied at the point in time in which the delivery of property is complete and the Company generally collect payment within 30 days of delivery. Accordingly, revenue for each contract is recognized when the Company’s performance obligation is complete. There are no agency relationships in any if the services related to the trucking sector.

Software Solution Revenue

Revenue from arrangements with customers is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as discussed in ASC 606. In instances where multiple performance obligations are identified, the Company allocates the transaction price to each performance obligation based on relative selling prices of each distinct product or service, and recognizes revenue related to each performance obligation at the points in time that each performance obligation is satisfied. The Company’s performance obligation includes providing connectivity to software, generally through a monthly subscription, where the Company typically satisfies its performance obligations prior to the submission of invoices to the customer for such services. The Company’s performance obligation for hardware components that are purchased by the customer in connection with the solution is delivery of the purchased device, which is satisfied prior to invoicing. The Company provides a twelve-month warranty on their hardware. All units deployed by the Company are past the twelve-month period, thus the Company has not accrued for a warranty liability. The Company generally collects payment within 30 to 60 days of completion of the performance obligation and there are no agency relationships.

The following is a summary of revenue for the years ended December 31, 2018 and 2017, disaggregated by type:

	2018	2017
Trucking Revenue	$144,127	$38,400
Software Solution Revenue	37,191	24,580
	$181,318	$62,980

TRAQIQ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

ASC 825, “Financial Instruments,” requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments: The carrying amount of cash, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses, stockholder advances, short term financing approximate fair value because of the short-term maturity of those instruments. The Company does not utilize derivative instruments.

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

TRAQIQ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 31, 2017. Early adoption is permitted. The Company has adopted this standard effective January 1, 2018 with no significant impact on its consolidated financial position, results of operations and liquidity.

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

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. Public business entities must apply the amendments in this update to annual periods beginning after December 15, 2017. Early application is permitted under certain conditions. The Company has adopted this standard effective January 1, 2018 with no significant impact on its consolidated financial position, results of operations and liquidity.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard will be effective for the calendar year ending December 31, 2020. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In August 2017, the FASB issued Accounting Standards Updated 2017-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (ASU 2017-15). The standard addresses eight specific cash flow issues to reduce diversity in practice in how certain cash receipts and cash payments are presented on the Statements of Cash Flows. ASU 2017-15 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The amendments require a retrospective approach to adoption and early adoption is permitted, including in an interim period. The Company has adopted this standard effective January 1, 2018, which did not have a significant impact on its consolidated financial position, results of operations and liquidity.

There were other updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries or transactions that are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Going Concern

The Company has an accumulated deficit of $1,673,775 and a working capital deficit of $1,658,685, as of December 31, 2018, and a working capital deficit of $1,260,824 as of December 31, 2017. As a result of these factors, Management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2018 and December 31, 2017:

	2018	2017
Furniture and fixtures	$2,784	$2,784
Office equipment	15,186	15,186
M2M equipment	14,126	14,126
Subtotal	32,096	32,096
Accumulated Depreciation	(32,096)	(32,096)
Net	$-	$-

Depreciation expense for the years ended December 31, 2018 and 2017 was $0 and $1,852, respectively. There was no impairment on these assets for this period. The Company disposed of $5,722 of fully depreciated furniture in 2018. There was no cash received for this and no gain or loss recognized in the transaction.

TRAQIQ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 4: NOTE PAYABLE – BANK AND COMMITMENT

The Company had a $75,000 Line of Credit at a 4.5% interest with Wells Fargo bank. The line of credit was secured by the Company’s assets and was personally guaranteed by the company’s CEO. The balance of the line of credit was $75,000 as of December 31, 2016. The balance of the line of credit was repaid during the year ended December 31, 2017 and the line of credit was cancelled.

NOTE 5: CURRENT PORTION - LONG-TERM DEBT RELATED PARTIES

The following is a summary of the current portion - long-term debt - related parties as of December 31, 2018 and December 31, 2017:

		2018	2017
Unsecured advances - CEO	(a)	$728,236	$591,512

Notes payable - Satinder Thiara	(b)	57,000	32,000

Promissory note – Kunaal Sikka	(c)	15,000	-

Notes payable - Swarn Singh	(d)	45,000	45,000
		$845,236	$668,512

(a)	This is an unsecured advance from the CEO originally entered into January 1, 2015. The note bears interest at 15% annually (1.25% monthly) and are due on demand. During the years ended December 31, 2018 and 2017, the CEO made additional advances of $286,130 and $361,840, and the Company repaid $149,406 and $169,957, respectively. Interest expense on this loan for the years ended December 31, 2018 and 2017 was $99,800 and $64,100. Accrued interest on this loan at December 31, 2018 and 2017 is $289,931 and $190,131, respectively.

(b)	Notes payable to Satinder Thiara entered into May 25, 2016 ($22,000) which is due on demand, December 13, 2016 ($10,000) which is due on demand, and May 1, 2018 ($25,000) which matures December 31, 2019 at interest rate of 15% annually (1.25% monthly). These are unsecured loans. Interest expense on these loans for the years ended December 31, 2018 and 2017 was $7,372 and $4,800, respectively. Accrued interest on these loans at December 31, 2018 and 2017 is $14,373 and $7,000, respectively. Satinder Thiara is a shareholder of the Company and the CEO’s wife.

(c)	Unsecured promissory note from Kunaal Sikka, the CEO’s son, dated September 13, 2018, in the amount of $15,000, maturing on December 31, 2019, and accruing interest at an annual rate of 12%. Interest expense for the year ended December 31, 2018 and accrued interest at December 31, 2018 was $540.

(d)	Note payable to Swarn Singh, father-in-law of the CEO, entered into January 2017 ($25,000) and February 2017 ($20,000) at interest rate of 15% annually (1.25% monthly). These are unsecured notes. Interest expense on these notes for the years ended December 31, 2018 and 2017 was $6,887 and $6,333, respectively. Accrued interest on these notes at December 31, 2018 and 2017 is $13,220 and $6,333, respectively. Both notes are due December 31, 2019.

The entire balance is reflected as a current liability as the amounts are either due on demand or within the next twelve months.

TRAQIQ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 6: CURRENT PORTION - LONG-TERM DEBT

The following is a summary of the current portion - long-term debt as of December 31, 2018 and December 31, 2017:

		2018	2017
Promissory notes - Kabbage	(a)	$36,687	$33,063
Promissory notes – Loan Builder	(b)	12,114	-
Other debt – in default	(c)	6,000	-
Total		$54,801	$33,063

(a)	Multiple monthly loan agreements with Kabbage. Each of these loans has a six-month duration with interest and fees spread over the 6 months.

(b)	Business loan agreement with LoanBuilder in August 2018 in the amount of $18,000, payable in 52 weekly payments of $409, including interest.

(c)

Note payable to an individual for $7,500, issued in May 2018 as consideration for services, due in June 2018, and bearing no interest. During the year ended December 31, 2018, the Company made a payment of $1,500 against the note and the Company has withheld payment of the remaining amount pending receipt of amounts due from the service provider.

NOTE 7: CURRENT PORTION - CONVERTIBLE DEBT – RELATED AND UNRELATED PARTIES

The following is a summary of current portion - convertible debt - related and unrelated parties as of December 31, 2018 and December 31, 2017:

		2018	2017
Face value of notes – related party	(a)	$95,000	$50,000

Face value of notes – unrelated parties	(a)	98,077	118,077

Excess of the fair value of shares issuable over the face value of the convertible notes	(a)	48,257	42,007

Unamortized discount	(a)	-	(10,127)
		$241,334	$199,957

TRAQIQ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 7: CURRENT PORTION - CONVERTIBLE DEBT – RELATED AND UNRELATED PARTIES

(a)	In connection with the reverse merger in July 2017, the Company and two stockholders, who had provided related party advances to the Company, agreed to exchange their related party advances for 6% Convertible Promissory Notes that were originally due on January 15, 2018 (the “Notes”) in the amount of $68,077. From August 2017 through November 2017, the Company issued additional notes to four different parties (two of which were related parties) in the principal amount of $100,000 ($70,000 to related parties). In January 2018, the holders of the Notes agreed to extend the maturity to April 30, 2018, and in April 2018, agreed to further extend the maturity of certain notes to June or July 2018. During the year ended December 31, 2018, the maturity of the notes were further extended to March 31, 2019. The Notes bear simple interest at 6% unless the Company defaults, which increases the interest rate to 10%. The Holders, at their option, can elect to convert the principal plus any accrued interest, into shares of the Company’s common stock at a conversion rate equal to eighty percent (80%) of the average closing share price as quoted on the OTC Markets for the five (5) trading days prior to the date of conversion.

During the year ended December 31, 2018, the Company received additional proceeds from a related party of $25,000 (from Dharam V. Sikka, father of CEO) pursuant to a convertible note payable issued in May 2018, with the same interest rate and conversion terms as the Notes described above, initially maturing on December 31, 2018, which has been extended to March 31, 2019. Because the Notes are convertible into a variable number of shares of common stock based on a fixed dollar amount, in accordance with ASC Topic 480-10-50-2, the notes are recorded at the fair value of the shares issuable upon conversion. The excess of the fair value of shares issuable over the face value of the Notes is recorded as a discount to the note to be amortized in to interest expense over the term of the note.

The Company recorded interest expense of $11,215 and $3,764 for the years ended December 31, 2018 and 2017, respectively for these convertible notes. Accrued interest on the convertible notes was $14,979 and $3,764 at December 31, 2018 and 2017, respectively.

The Company is not currently trading on any exchange and was not for the years ended December 31, 2018 and 2017, respectively. The Company does not have a share price and has calculated the stock-settled liability in accordance with ASC 835-30 which establishes the monetary value at settlement of these instruments at fair value.

NOTE 8: STOCKHOLDERS’ DEFICIT

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

TRAQIQ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 8: STOCKHOLDERS’ DEFICIT

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

Common Stock

As of December 31, 2018, the Company has 27,297,960 shares issued and outstanding.

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

nOTE 9: CONCENTRATIONS

During the years ended December 31, 2018 and 2017, the Company had two and two major customers comprising 91% and 70% of revenues, respectively. A major customer is defined as a customer that represents 10% or greater of total revenues. There was 77% and 96% of accounts receivable for two and one customers as of December 31, 2018 and 2017, respectively.

During the years ended December 31, 2018 and 2017, approximately 84% and 83% of the Company’s cost of sales was incurred with five and three vendors, respectively.

The Company does not believe that the risk associated with these customers or vendors will have an adverse effect on the business.

nOTE 10: CONTINGENCY

During the year ended December 31, 2018, the Company charged an independent truck driver approximately $190,000 pursuant to its agreement with the driver, which entitled the Company to fees equal to $800 per day for the driver’s failure to return a trailer owned by the Company with the period prescribed by the agreement. The Company has not recognized this as income due to uncertainty of payment and will record as other income during the period in which amounts are collected.

NOTE 11: PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2018 and 2017 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to the valuation allowance to fully reserve net deferred tax assets.

TRAQIQ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 11: PROVISION FOR INCOME TAXES

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2018 and 2017:

	2018	2017
Federal income taxes at statutory rate	21.00%	34.00%
State income taxes at statutory rate	7.50%	7.50%
Temporary differences	7.75%	0.00%
Permanent differences	(0.71)%	0.04%
Impact of Tax Reform Act	(0.00)%	(23.07)%
Change in valuation allowance	(35.54)%	(18.47)%
Totals	0.00%	0.00%

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

	As of	As of
	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating losses before non-deductible items	$417,735	$338,077
Depreciation	(2,827)	-
Related party accrued interest	32,344	-
Total deferred tax assets	447,252	338,077
Less: Valuation allowance	(447,252)	(338,077)

Net deferred tax assets	$-	$-

As of December 31, 2018, the Company has a net operating loss carry forward of $1,551,475 expiring through 2037. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code. The valuation allowance was increased by $109,175 in 2018.

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

TRAQIQ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 11: PROVISION FOR INCOME TAXES

The Company classifies income tax penalties and interest, if any, as part of other general and administrative expenses in the accompanying consolidated statements of operations. The Company did not expense any penalties or interest during the years ended December 31, 2018 or December 31, 2017 and did not accrue any penalties or interest as of December 31, 2018 or December 31, 2017.

nOTE 12: SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events”, through March 25, 2019, the date which the consolidated financial statements were available to be issued and there are no material subsequent events to report other than those described below.

The Company’s Offering Statement on Form 1-A filed with the Securities and Exchange Commission was approved on February 25, 2019 with an effective date of February 27, 2019.

