Form 10-Q
period 2019-03-31
TRAQIQ, INC.
filed 2019-05-20
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None.

Title of Each Class	Trading Symbol	Name of Each Exchange on which registered

As of May 20, 2019, there were 27,297,960 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

Item 1. Financial Statements	Page No.

Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018	5

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018 (unaudited)	6

Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2019 and Year Ended December 31, 2018 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	MARCH 31, 2019	DECEMBER 31, 2018
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$1,517	$2,347
Accounts receivable, net	11,494	11,459

Total Current Assets	13,011	13,806

TOTAL ASSETS	$13,011	$13,806

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$584,513	$531,120
Current portion - long-term debt - related parties	921,655	845,236
Current portion - long-term debt	31,196	54,801
Current portion - convertible debt - long-term debt - related and unrelated parties	241,334	241,334

Total Current Liabilities	1,778,698	1,672,491

Total Liabilities	1,778,698	1,672,491

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT

Preferred stock, par value, $0.0001, 10,000,000 shares authorized, Series A Convertible Preferred, 50,000 and 50,000 shares issued and outstanding, respectively	5	5
Common stock, par value, $0.0001, 300,000,000 shares authorized, 27,297,960 and 27,297,960 issued and outstanding, respectively	2,730	2,730
Additional paid in capital	12,355	12,355
Accumulated deficit	(1,780,777)	(1,673,775)

Total Stockholders’ Deficit	(1,765,687)	(1,658,685)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,011	$13,806

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	2019	2018

REVENUE	$5,565	$89,786
COST OF REVENUE	4,071	93,269
GROSS PROFIT (LOSS)	1,494	(3,483)

OPERATING EXPENSES
Salaries and salary related costs	600	16,236
Professional fees	46,843	62,102
Rent expense	285	1,265
General and administrative expenses	16,050	23,336

Total Operating Expenses	63,778	102,939

OPERATING LOSS	(62,284)	(106,422)

OTHER EXPENSE
Interest expense	(44,050)	(40,296)
Total other expense	(44,050)	(40,296)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(106,334)	(146,718)

Provision for income taxes	668	-

NET LOSS	$(107,002)	$(146,718)

Net loss per share	$(0.00)	$(0.01)

Weighted average common shares outstanding	27,297,960	27,297,960

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND YEAR ENDED DECEMBER 31, 2018

	Series A Preferred		Common Stock		Additional Paid-In Capital -	Accumulated
	Shares	Amount	Shares	Amount	Common	Deficit	Total

Balance - December 31, 2017	50,000	$5	27,297,960	$2,730	$12,355	$(1,275,914)	$(1,260,824)

Net loss for the period	-	-	-	-	-	(146,718)	(146,718)

Balance - March 31, 2018	50,000	5	27,297,960	2,730	12,355	(1,422,632)	(1,407,542)

Net loss for the period	-	-	-	-	-	(71,621)	(71,621)

Balance - June 30, 2018	50,000	5	27,297,960	2,730	12,355	(1,494,253)	(1,479,163)

Net loss for the period	-	-	-	-	-	(114,528)	(114,528)

Balance - September 30, 2018	50,000	5	27,297,960	2,730	12,355	(1,608,781)	(1,593,691)

Net loss for the year	-	-	-	-	-	(64,994)	(64,994)

Balance - December 31, 2018	50,000	5	27,297,960	2,730	12,355	(1,673,775)	(1,658,685)

Net loss for the period	-	-	-	-	-	(107,002)	(107,002)

Balance - March 31, 2019	50,000	$5	27,297,960	$2,730	$12,355	$(1,780,777)	$(1,765,687)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(107,002)	$(146,718)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	-	9,306
Changes in assets and liabilities
Accounts receivable	(35)	(3,808)
Accounts payable and accrued expenses	53,393	45,509
Total adjustments	53,358	51,007
Net cash used in operating activities	(53,644)	(95,711)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt - related parties	77,419	98,318
Repayment of long-term debt - related parties	(1,000)	-
Proceeds from long-term debt	2,200	-
Repayments of long-term debt	(25,805)	(4,114)
Proceeds from convertible notes - related and unrelated parties	-	10,000
Net cash provided by financing activities	52,814	104,204

NET INCREASE (DECREASE) IN CASH	(830)	8,493

CASH - BEGINNING OF PERIOD	2,347	1,718

CASH - END OF PERIOD	$1,517	$10,211

CASH PAID DURING THE PERIOD FOR:
Interest expense	$3,869	$2,668
Income taxes	$-	$-

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the regulations of the United States Securities and Exchange Commission. The condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. In their opinion, such financial information includes all adjustments considered necessary for a fair presentation at such date and the operating results and cash flows for such periods. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10-K filed with the SEC on March 25, 2019. Interim results of operations for the three months ended March 31, 2019 are not necessarily indicative of future results for the full year.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company has no cash equivalents as of March 31, 2019 and December 31, 2018.

Accounts Receivable and Concentration of Credit Risk

The Company considers accounts receivable, net of allowance for returns and doubtful accounts, to be fully collectible. The allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Management has determined that no allowance was required for the outstanding accounts receivable as of March 31, 2019 and December 31, 2018.

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

The Company will assess the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable at the time they do have intangible assets. Factors the Company considers to be important which could trigger an impairment review include the following:

1. Significant underperformance relative to expected historical or projected future operating results;

2. Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

3. Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Management has determined that no impairment of long-lived assets is required for the periods ended March 31, 2019 and December 31, 2018.

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

The following is a summary of revenue for the three months ended March 31, 2019 and 2018, disaggregated by type:

	2019	2018
Trucking Revenue	$-	$79,078
Software Solution Revenue	5,565	10,708
	$5,565	$89,786

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU 2016-02 changes the accounting for leased assets, principally by requiring balance sheet recognition of assets under lease arrangements. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company has adopted this standard effective January 1, 2019 with no significant impact on its consolidated financial statements.

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

Going Concern

The Company has an accumulated deficit of $1,780,777 and a working capital deficit of $1,765,687, as of March 31, 2019, and a working capital deficit of $1,658,685 as of December 31, 2018. As a result of these factors, Management has determined that there is substantial doubt about the Company ability to continue as a going concern.

These condensed consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

The Company plans to raise additional capital to carry out its business plan. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, ultimately, to profitable operations are necessary for the Company to continue operations.

NOTE 3: CURRENT PORTION - LONG-TERM DEBT RELATED PARTIES

The following is a summary of the current portion - long-term debt - related parties as of March 31, 2019 (unaudited) and December 31, 2018:

		March 31, 2019	December 31, 2018
Unsecured advances - CEO	(a)	$804,655	$728,236

Notes payable - Satinder Thiara	(b)	57,000	57,000

Promissory note – Kunaal Sikka	(c)	15,000	15,000

Notes payable - Swarn Singh	(d)	45,000	45,000
		$921,655	$845,236

(a)	This is an unsecured advance from the CEO originally entered into January 1, 2015. The note bears interest at 15% annually (1.25% monthly) and are due on demand. For the three months ended March 31, 2019, the Company repaid $1,000 and the CEO made additional advances of $77,419, Interest expense on this loan for the three months ended March 31, 2019 and 2018 was $29,079 and $23,428. Accrued interest on this loan at March 31, 2019 (unaudited) and December 31, 2018 is $319,010 and $289,931, respectively.

(b)	Notes payable to Satinder Thiara entered into May 25, 2016 ($22,000) which is due on demand, December 13, 2016 ($10,000) which is due on demand, and May 1, 2018 ($25,000) which matures December 31, 2019 at interest rate of 15% annually (1.25% monthly). These are unsecured loans. Interest expense on these loans for the three months ended March 31, 2019 and 2018 was $2,138 and $1,200, respectively. Accrued interest on these loans at March 31, 2019 (unaudited) and December 31, 2018 is $16,510 and $14,373, respectively. Satinder Thiara is a shareholder of the Company and the CEO’s wife.

(c)	Unsecured promissory note from Kunaal Sikka, the CEO’s son, dated September 13, 2018, in the amount of $15,000, maturing on December 31, 2019, and accruing interest at an annual rate of 12%. Interest expense on these loans for the three months ended March 31, 2019 and 2018 was $450 and $0, respectively. Accrued interest on these loans at March 31, 2019 (unaudited) and December 31, 2018 is $990 and $540, respectively.

(d)	Note payable to Swarn Singh, father-in-law of the CEO, entered into January 2017 ($25,000) and February 2017 ($20,000) at interest rate of 15% annually (1.25% monthly). These are unsecured notes. Interest expense on these loans for the three months ended March 31, 2019 and 2018 was $1,687 and $1,687, respectively. Accrued interest on these loans at March 31, 2019 (unaudited) and December 31, 2018 is $14,907 and $13,220, respectively. Both notes are due December 31, 2019.

The entire balance is reflected as a current liability as the amounts are either due on demand or within the next twelve months.

NOTE 4: CURRENT PORTION - LONG-TERM DEBT

The following is a summary of the current portion - long-term debt as of March 31, 2019 (unaudited) and December 31, 2018:

		March 31, 2019	December 31, 2018
Promissory notes - Kabbage	(a)	$17,548	$36.687
Promissory notes – Loan Builder	(b)	7,648	12,114
Other debt – in default	(c)	6,000	6,000
Total		$31,196	$54,801

(a)	Multiple monthly loan agreements with Kabbage. Each of these loans has a six-month duration with interest and fees spread over the 6 months.

(b)	Business loan agreement with LoanBuilder in August 2018 in the amount of $18,000, payable in 52 weekly payments of $409, including interest.

(c)	Note payable to an individual for $7,500, issued in May 2018 as consideration for services, due in June 2018, and bearing no interest. During the year ended December 31, 2018, the Company made a payment of $1,500 against the note and the Company has withheld payment of the remaining amount pending receipt of amounts due from the service provider.

NOTE 5: CURRENT PORTION - CONVERTIBLE DEBT – RELATED AND UNRELATED PARTIES

The following is a summary of current portion - convertible debt - related and unrelated parties as of March 31, 2019 (unaudited) and December 31, 2018:

		March 31, 2019	December 31, 2018
Face value of notes – related party	(a)	$95,000	$95,000

Face value of notes – unrelated parties	(a)	98,077	98,077

Excess of the fair value of shares issuable over the face value of the convertible notes	(a)	48,257	48,257

		$241,334	$241,334

NOTE 5: CURRENT PORTION - CONVERTIBLE DEBT – RELATED AND UNRELATED PARTIES

(a)	In connection with the reverse merger in July 2017, the Company and two stockholders, who had provided related party advances to the Company, agreed to exchange their related party advances for 6% Convertible Promissory Notes that were originally due on January 15, 2018 (the “Notes”) in the amount of $68,077. From August 2017 through November 2017, the Company issued additional notes to four different parties (two of which were related parties) in the principal amount of $100,000 ($70,000 to related parties). In January 2018, the holders of the Notes agreed to extend the maturity to April 30, 2018, and in April 2018, agreed to further extend the maturity of certain notes to June or July 2018. During the year ended December 31, 2018, the maturity of the notes were further extended to March 31, 2019 and then again to periods ranging from June 30, 2019 to December 31, 2019. The Notes bear simple interest at 6% unless the Company defaults, which increases the interest rate to 10%. The Holders, at their option, can elect to convert the principal plus any accrued interest, into shares of the Company’s common stock at a conversion rate equal to eighty percent (80%) of the average closing share price as quoted on the OTC Markets for the five (5) trading days prior to the date of conversion.

During the year ended December 31, 2018, the Company received additional proceeds from a related party of $25,000 (from Dharam V. Sikka, father of CEO) pursuant to a convertible note payable issued in May 2018, with the same interest rate and conversion terms as the Notes described above, initially maturing on December 31, 2018, which has been extended to March 31, 2019 and then again to December 31, 2019. Because the Notes are convertible into a variable number of shares of common stock based on a fixed dollar amount, in accordance with ASC Topic 480-10-50-2, the notes are recorded at the fair value of the shares issuable upon conversion. The excess of the fair value of shares issuable over the face value of the Notes is recorded as a discount to the note to be amortized in to interest expense over the term of the note.

The Company recorded interest expense of $2,856 and $2,487 for the three months ended March 31, 2019 and 2018, respectively for these convertible notes. Accrued interest on the convertible notes was $17,835 and $14,979 at March 31, 2019 (unaudited) and December 31, 2018, respectively.

The Company is not currently trading on any exchange and was not for the three months ended March 31, 2019 and year ended December 31, 2018, respectively. The Company does not have a share price and has calculated the stock-settled liability in accordance with ASC 835-30 which establishes the monetary value at settlement of these instruments at fair value.

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

Common Stock

As of March 31, 2019, the Company has 27,297,960 shares issued and outstanding.

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

nOTE 7: CONCENTRATIONS

During the three months ended March 31, 2019 and 2018, the Company had two major customers comprising 78% of revenues and one major customer comprising 90% of revenues, respectively. A major customer is defined as a customer that represents 10% or greater of total revenues. There was 94% and 77% of accounts receivable for one and two customers as of March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019 and 2018, approximately 54% and 85% of the Company’s cost of sales was incurred with three and four vendors, respectively.

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

nOTE 9: SUBSEQUENT EVENTS

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation (“Mann”). Pursuant to the Share Exchange Agreement with Mann, the Company will acquire 100% of the shares of Mann and assume certain liabilities ($414,088 in debt and accounts payable) in exchange for warrants exercisable over a five-years to purchase 1,329,272 shares of common stock of the Company valued at $486,912 (an average of $0.3663 per share). The warrants will be exercisable as follows: (i) 36,912 warrants immediately upon closing (value of $36,912); (ii) 859,951 warrants (value of $315,000) exercisable one-year after the date of closing; and (iii) 368,550 warrants (value of $135,000) exercisable two-years after the date of closing.

The warrants that are exercisable in one-year and two-years are conditioned upon Mann achieving certain revenue figures and pre-tax profit percentages. Mann must achieve target revenue of $1.1 million (US$) and pre-tax profit of 25% (US$). Should Mann be unable to achieve these criteria, the warrants will be reduced proportionately.

Closing of the acquisition is expected to occur upon the requisite due diligence and regulatory filings are completed.

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events”, through the date which the consolidated financial statements were available to be issued and there are no material subsequent events to report, other than what has been reported herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” except where the context otherwise requires, the term “we,” “us,” “our,” or “the Company,” refers to the business of TraqIQ Inc.

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this quarterly report on Form 10-Q. This section and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

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

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation (“Mann”). Pursuant to the Share Exchange Agreement with Mann, the Company will acquire 100% of the shares of Mann and assume certain liabilities ($414,088 in debt and accounts payable) in exchange for warrants exercisable over a five-years to purchase 1,329,272 shares of common stock of the Company valued at $486,912 (an average of $0.3663 per share). The warrants will be exercisable as follows: (i) 36,912 warrants immediately upon closing (value of $36,912); (ii) 859,951 warrants (value of $315,000) exercisable one-year after the date of closing; and (iii) 368,550 warrants (value of $135,000) exercisable two-years after the date of closing.

The warrants that are exercisable in one-year and two-years are conditioned upon Mann achieving certain revenue figures and pre-tax profit percentages. Mann must achieve target revenue of $1.1 million (US$) and pre-tax profit of 25% (US$). Should Mann be unable to achieve these criteria, the warrants will be reduced proportionately.

Closing of the acquisition is expected to occur upon the requisite due diligence and regulatory filings are completed.

Going Concern

The Company has an accumulated deficit of $1,780,777 and a working capital deficit of $1,765,687, as of March 31, 2019, and a working capital deficit of $1,658,685 as of December 31, 2018. As a result of these factors, Management has determined that there is substantial doubt about the Company ability to continue as a going concern.

Our condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues.

In order to further implement its business plan and satisfy its working capital requirements, the Company will need to raise additional capital. There is no guarantee that the Company will be able to raise additional equity or debt financing at acceptable terms, if at all.

There is no assurance that the Company will ever be profitable. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Results of Operations

Results of Operations and Financial Condition for the Three Months Ended March 31, 2019 as Compared to the Three Months Ended March 31, 2018

Revenues

For the three months ended March 31, 2019 compared to March 31, 2018, the Company’s revenues decreased by $84,221, or 94%, from $89,786 in 2018 to $5,565 in 2019 due to the Company’s lack of trucking revenue being generated in TransportIQ. The Company will continue to focus move towards an analytics model (solutions revenue) which is expected to bring in more revenue and higher profitability.

Cost of Sales

For the three months ended March 31, 2019 compared to March 31, 2018, the Company’s cost of revenues decreased by $89,198, or 96%, from $93,269 in 2018 to $4,071 in 2019 due to the Company’s lack of support services being incurred to accommodate the trucking services in TransportIQ. The Company will continue to move towards an analytics model which is expected to bring in more revenue and higher profitability.

Operating Expenses

For the three months ended March 31, 2019 compared to March 31, 2018, the Company’s salary and salary related costs decreased by $15,636, or 96%, from $16,236 in 2018 to $600 in 2019 due to lack of cash flow and the Company shifted towards outsourcing of services.

During the three months ended March 31, 2019 compared to March 31, 2018, the Company’s professional fees decreased by $15,259, or 25%, from $62,102 in 2018 to $46,843 in 2019. Our professional fees decreased in 2019 compared to 2018 due to less legal and accounting services needed as we completed our required filings.

For the three months ended March 31, 2019 compared to March 31, 2018, the Company’s rent expense decreased by $980, or 77%, from $1,265 in 2018 to $285 in 2019 due to not renewing their office space in an effort to reduce their overhead and utilizing a virtual office.

For the three months ended March 31, 2019 compared to March 31, 2018, the Company’s general and administrative expenses decreased by $7,286, or 31%, from $23,336 in 2018 to $16,050 in 2019 primarily due to the lowering of overhead expenses in TransportIQ as the Company is moving towards an analytics model.

Interest Expense

For the three months ended March 31, 2019 compared to March 31, 2018, the Company’s interest expense increased by $3,754, or 9%, from $40,296 in 2018 to $44,050 in 2019 due to higher levels of debt in 2019.

Net Loss

For the three months ended March 31, 2019 compared to March 31, 2018, the Company’s net loss decreased by $39,716, or 27%, from $146,718 in 2018 to $107,002 in 2019 due to the reduction of overhead expenses.

Liquidity and Capital Resources

As of March 31, 2019, current assets were $13,011 and current liabilities outstanding amounted to $1,778,698 which resulted in a working capital deficit of $1,765,687. As of December 31, 2018, current assets were $13,806 and current liabilities outstanding amounted to $1,672,491 which resulted in a working capital deficit of $1,658,685.

Net cash used in operating activities was $53,644 for the three months ended March 31, 2019 compared to $95,711 in 2018. Cash used in operations for 2019 and 2018 was the primarily related to the loss in operations offset by the increases in accounts payable and accrued expenses due to the lack of adequate cash flow of the Company.

There were no investing activities for the three months ended March 31, 2019 and 2018.

Net cash provided by financing activities for the three months ended March 31, 2019 was $52,814 compared to the three months ended March 31, 2018 of $104,204. The cash provided by financing activities was the result of the issuance of long-term debt, including related parties, convertible notes from related and unrelated parties, offset by repayments on long term-debt which include related parties.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended March 31, 2019, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

TraqIQ, Inc.

Date: May 20, 2019	By:	/s/ Ajay Sikka
Ajay Sikka
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

