Form 10-K/A
period 2018-12-31
TRAQIQ, INC.
filed 2019-06-24
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

There is currently no active market for our common stock.

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of March 22, 2019, was 27,297,960.

Documents incorporated by reference:	None

Explanatory Note

We are amending this Form 10-K to correct disclosures being made regarding our issued and outstanding shares for our Common Stock. The correction was due to a typo in the Statement of Changes in Stockholders’ Deficit. The correction had no impact on the Company’s net loss, earnings per share or net stockholders’ deficit.

TABLE OF CONTENTS

GENERAL INFORMATION

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 1A (Risk Factors), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 7A (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Annual Report on Form 10-K/A as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed in Item 1A (Risk Factors) and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors.

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

Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this annual report on Form 10-K/A.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this annual report on Form 10-K/A and in our other filings with the SEC. We cannot assure you that the forward-looking statements in this annual report on Form 10-K/A will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

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

TraqIQ Inc.

Date: June 24, 2019	By:	/s/ Ajay Sikka
	Name:	Ajay Sikka
	Title:	Chairman of the Board of Directors & Chief Executive Officer
(Principal Executive Officer)

Date: June 24, 2019	By:	/s/ Ajay Sikka
	Name:	Ajay Sikka
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 24, 2019	By:	/s/ James DuBois
	Name:	James DuBois
	Title:	Director

Date: June 24, 2019	By:	/s/ Lloyd Spencer
	Name:	Lloyd Spencer
	Title:	Director

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

TRAQIQ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

					Additional
					Paid-In
	Series A Preferred		Common Stock		Capital -	Accumulated
	Shares	Amount	Shares	Amount	Common	Deficit	Total

Balance - December 31, 2016	-	$-	3,297,960	$330	$4,160	$(437,701)	$(433,211)

Reverse merger	-	-	12,000,000	1,200	(900)	(69,070)	(68,770)
Acquisition of OmniM2M	-	-	12,000,000	1,200	(900)	(313,385)	(313,085)
Acquisition of Transport IQ	-	-	-	-	-	(54,417)	(54,417)
Sale of Series A Preferred Stock for cash - related party	50,000	5	-	-	9,995	-	10,000
Net loss for the year	-	-	-	-	-	(401,341)	(401,341)

Balance - December 31, 2017	50,000	5	27,297,960	2,730	12,355	(1,275,914)	(1,260,824)

Net loss for the year	-	-	-	-	-	(397,861)	(397,861)

Balance - December 31, 2018	50,000	$5	27,297,960	$2,730	$12,355	$(1,673,775)	$(1,658,685)

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

