Form 10-Q
period 2019-06-30
TRAQIQ, INC.
filed 2019-08-30
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 30, 2019, there were 27,297,960 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

Item 1. Financial Statements	Page No.

Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	5

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Six and Three Months Ended June 30, 2019 and 2018 (unaudited)	6

Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Six Months Ended June 30, 2019 and Year Ended December 31, 2018 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

IN US$

	JUNE 30, 2019	DECEMBER 31, 2018
	(UNAUDITED)

ASSETS
Current Assets:
Cash	$2,687	$2,347
Accounts receivable, net	625,758	11,459
Prepaid expenses and other current assets	175,328	-

Total Current Assets	803,773	13,806

Fixed assets, net	66,825	-
Intangible assets, net	1,029,819	-
Restricted cash	188,741	-
Long-term investment	43,009	-
Right-of-use asset	565,721	-
Other assets	38,633	-

Total Non-current Assets	1,932,748	-

TOTAL ASSETS	$2,736,521	$13,806

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$795,078	$531,120
Cash overdraft	392,216	-
Accrued payroll and related taxes	328,868	-
Accrued taxes and duties payable	67,705	-
Deferred revenues	3,162	-
Current portion - lease liability	120,645	-
Current portion - long-term debt - related parties	1,165,009	845,236
Current portion - long-term debt	89,821	54,801
Current portion - convertible debt - long-term debt - related and unrelated parties	241,334	241,334

Total Current Liabilities	3,203,838	1,672,491

Long-term debt, net of current portion	23,110	-
Lease liability, net of current portion	456,597	-
Deferred tax liabilities, net	148,227	-

Total Non-current Liabilities	627,934	-

Total Liabilities	3,831,772	1,672,491

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par value, $0.0001, 10,000,000 shares authorized, Series A Convertible Preferred, 50,000 and 50,000 shares issued and outstanding, respectively	5	5
Common stock, par value, $0.0001, 300,000,000 shares authorized, 27,297,960 and 27,297,960 issued and outstanding, respectively	2,730	2,730
Additional paid in capital	499,267	12,355
Accumulated deficit	(1,617,871)	(1,673,775)
Accumulated other comprehensive income (loss)	20,618	-

Total Stockholders’ Deficit	(1,095,251)	(1,658,685)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,736,521	$13,806

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2019 AND 2018

IN US$

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2019	2018	2019	2018

REVENUE	$138,358	$161,568	$132,793	$71,782
COST OF REVENUE	90,467	170,185	86,396	76,916
GROSS PROFIT (LOSS)	47,891	(8,617)	46,397	(5,134)

OPERATING EXPENSES
Salaries and salary related costs	33,559	17,203	32,959	967
Professional fees	75,349	85,654	28,506	23,552
Rent expense	17,967	1,857	17,682	592
Depreciation and amortization expense	10,695	-	10,695	-
General and administrative expenses	46,187	42,912	30,137	19,576

Total Operating Expenses	183,757	147,626	119,979	44,687

OPERATING LOSS	(135,866)	(156,243)	(73,582)	(49,821)

OTHER INCOME (EXPENSE)
Bargain purchase gain	304,160	-	304,160	-
Interest expense, net of interest income	(98,718)	(62,096)	(54,668)	(21,800)
Total other income (expense)	205,442	(62,096)	249,492	(21,800)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	69,576	(218,339)	175,910	(71,621)

Provision for income taxes	13,672	-	13,004	-

NET INCOME (LOSS)	$55,904	$(218,339)	$162,906	$(71,621)

Other comprehensive income (loss)
Foreign currency translation adjustment	15,502	-	15,502	-
Comprehensive income (loss)	$71,406	$(218,339)	$178,408	$(71,621)

Net income (loss) per share – basic	$0.00	$(0.01)	$0.01	$(0.00)

Net income (loss) per share – diluted	$0.00	$(0.01)	$0.01	$(0.00)

Weighted average common shares outstanding - basic	27,297,960	27,297,960	27,297,960	27,297,960

Weighted average common shares outstanding - diluted	27,322,960	27,297,960	27,347,960	27,297,960

The accompanying notes are an integral part of these financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND YEAR ENDED DECEMBER 31, 2018

IN US $

	Series A Preferred		Common Stock		Additional Paid-In Capital -	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Common	Deficit	Income (Loss)	Total

Balance - December 31, 2017	50,000	$5	27,297,960	$2,730	$12,355	$(1,275,914)	$-	$(1,260,824)

Net loss for the period	-	-	-	-	-	(146,718)	-	(146,718)

Balance - March 31, 2018	50,000	5	27,297,960	2,730	12,355	(1,422,632)	-	(1,407,542)

Net loss for the period	-	-	-	-	-	(71,621)	-	(71,621)

Balance - June 30, 2018	50,000	5	27,297,960	2,730	12,355	(1,494,253)	-	(1,479,163)

Net loss for the period	-	-	-	-	-	(114,528)	-	(114,528)

Balance - September 30, 2018	50,000	5	27,297,960	2,730	12,355	(1,608,781)	-	(1,593,691)

Net loss for the year	-	-	-	-	-	(64,994)	-	(64,994)

Balance - December 31, 2018	50,000	5	27,297,960	2,730	12,355	(1,673,775)	-	(1,658,685)

Net loss for the period	-	-	-	-	-	(107,002)	-	(107,002)

Balance - March 31, 2019	50,000	5	27,297,960	2,730	12,355	(1,780,777)	-	(1,765,687)

Acquisition of Mann-India	-	-	-	-	486,912	-	5,116	492,028

Net income for the period	-	-	-	-	-	162,906	15,502	178,408

Balance - June 30, 2019	50,000	$5	27,297,960	$2,730	$499,267	$(1,617,871)	$20,618	$(1,095,251)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

IN US$

	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$55,904	$(218,339)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization of debt discount	-	15,139
Bargain purchase gain	(304,160)	-
Bad debt expense	14,311	-
Depreciation and amortization	10,695	-
Lease cost, net of repayment	2,880	-
Foreign currency (gain) loss	(277)	-
Deferred tax provision	9,104	-
Changes in assets and liabilities
Accounts receivable	(121,591)	1,433
Prepaid expenses and other current assets	48,589	(17,618)
Other assets	(4,276)	-
Accounts payable and accrued expenses	81,607	72,660
Accrued payroll and payroll taxes	3,239	-
Accrued duties and taxes	940	-
Deferred revenue	(456)	-
Total adjustments	(259,395)	71,614
Net cash used in operating activities	(203,491)	(146,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition of Mann	234	-
Restricted cash received in acquisition of Mann	185,399	-
Net cash provided by investing activities	185,633	-

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in cash overdraft	(78,801)	-
Proceeds from long-term debt - related parties	326,273	108,244
Repayment of long-term debt - related parties	(6,500)	-
Proceeds from long-term debt	13,000	-
Repayments of long-term debt	(47,033)	(1,873)
Proceeds from convertible notes - related and unrelated parties	-	40,000
Net cash provided by financing activities	206,939	146,371

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	189,081	(354)

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	2,347	1,718

CASH AND RESTRICTED CASH - END OF PERIOD	$191,428	$1,364

CASH PAID DURING THE PERIOD FOR:
Interest expense	$13,177	$1,750
Income taxes	$-	$-

SUMMARY OF NON-CASH ACTIVITIES:
Acquisition of Mann:
Accounts receivable	$506,951	$-
Prepaid and other current assets	215,191	-
Right-of-use asset	576,566	-
Fixed assets	68,260	-
Other assets	37,950	-
Investment	42,248	-
Intangible assets	1,019,580	-
Accounts payable and accrued expenses	(173,498)	-
Accrued payroll and related taxes	(325,629)	-
Accrued duties and taxes	(66,765)	-
Lease liability	(585,207)	-
Deferred revenue	(3,618)	-
Deferred tax liability	(140,143)	-
Long-term debt	(90,314)	-
Cash overdraft	(471,017)	-
Accumulated other comprehensive income (loss)	(5,116)	-
Cash	234	-
Restricted cash	185,399	-

Total net assets acquired	791,072	-

Consideration per Share Exchange Agremeent	486,912	-

Goodwill/(Bargain Purchase Gain)	$(304,160)	$-

The accompanying notes are an integral part of these financial statements

TraqIQ, Inc.

Notes to Condensed Consolidated Financial Statements

(IN US$)

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

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation (“Mann”). Pursuant to the Share Exchange Agreement with Mann, the Company acquired 100% of the shares of Mann and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 1,329,272 shares of common stock of the Company valued at $486,912 (an average of $0.3663 per share). The warrants will be exercisable as follows: (i) 100,771 warrants immediately upon closing (value of $36,912); (ii) 859,951 warrants (value of $315,000) exercisable one-year after the date of closing; and (iii) 368,550 warrants (value of $135,000) exercisable two-years after the date of closing. This transaction is being recorded as a business combination under ASC 805.

The warrants that are exercisable in one-year and two-years are conditioned upon Mann achieving certain revenue figures and pre-tax profit percentages. Mann must achieve target revenue of $1.1 million (US$) and pre-tax profit of 25% (US$). Should Mann be unable to achieve these criteria, the warrants will be reduced proportionately.

Mann was established in May 2000 and is headquartered in New Delhi, India. Mann is a leading software development company with which the advent of technology, has evolved as a mature and fast growing company committed to provide reliable and cost-effective software solutions across industries all over the world.

Mann has its own experienced team of software developers dedicated towards developing various kinds of customized software.

Mann’s provides services in the following areas: technology consultancy; business analytics and intelligence; enterprise mobility; enterprise application integration; crypto currency and blockchain implementation; software factory; and IT modernization.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the regulations of the United States Securities and Exchange Commission. The condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. In their opinion, such financial information includes all adjustments considered necessary for a fair presentation at such date and the operating results and cash flows for such periods. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10-K filed with the SEC on March 25, 2019. Interim results of operations for the six months ended June 30, 2019 are not necessarily indicative of future results for the full year.

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

Foreign Currency Transactions

The Company accounts for foreign currency transactions in accordance with ASC 830, “Foreign Currency Matters” (“ASC 830”), specifically the guidance in subsection ASC 830-20, “Foreign Currency Transactions”. The U.S. dollar is the functional and reporting currency for the Company and its subsidiaries other than Mann whose functional currency is the Indian Rupee. Pursuant to ASC 830, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting gains or losses upon settlement reported in foreign exchange gain (loss) in the computation of net income (loss). Gains or losses resulting from translation adjustments are reported under accumulated other comprehensive income (loss).

Reclassification

Certain prior period amounts have been reclassified to conform with current period presentation with no effect on the Company’s net loss, total assets, liabilities equity or cash flows.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company has no cash equivalents as of June 30, 2019 and December 31, 2018.

Restricted Cash

The Company’s restricted cash balance consists of time deposits with financial institutions which are valued at cost and approximate fair value. Interest earned on these deposits in included in interest income. The carrying value of our restricted cash at June 30, 2019 and December 31, 2018 was $188,741 and $0, respectively. The balances consist of time deposits pledged with financial institutions for a Line of Credit facility taken from Andhra Bank, issuance of overdraft limit.

Accounts Receivable and Concentration of Credit Risk

The Company considers accounts receivable, net of allowance for returns and doubtful accounts, to be fully collectible. The allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Management has determined that an allowance of $70,273 and $0, respectively was required for the outstanding accounts receivable as of June 30, 2019 and December 31, 2018.

Property and Equipment and Long-Lived Assets

Fixed assets are stated at cost. Depreciation on fixed assets are computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.

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

Intangible assets with definite useful lives are stated at cost less accumulated amortization. Intangible assets represent purchased intangible assets and internally generated intangible assets of Mann which includes developed technology, software and international databases. The Company amortizes these intangible assets on a straight-line basis over their estimated useful lives. OmniM2M has had and currently does have computer software development underway, however, has determined that the costs associated with this development, currently do not meet the requirements for capitalization under ASC 985-20-25. OmniM2M will continue to monitor the development of such software in relationship to the requirements under the ASC in the future to determine if capitalization is warranted.

The Company has adopted Accounting Standard Update (“ASU”) 2017-04 Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The adoption of this ASU did not have a material impact on our consolidated financial statements. The Company reviews recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Management has determined that no impairment of long-lived assets is required for the periods ended June 30, 2019 and December 31, 2018.

Capitalized Software Costs

In accordance with the relevant FASB accounting guidance regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time these costs are capitalized until the product is available for general release to customers. Once the technological feasibility is established per ASC 985-20, the Company capitalizes costs associated with the acquisition or development of major software for internal and external use in the balance sheet. Costs incurred to enhance the Company’s software products, after general market release of the services using the products, is expensed in the period they are incurred. The Company only capitalizes subsequent additions, modifications or upgrades to internally developed software to the extent that such changes allow the software to perform a task it previously did not perform. The Company expenses software maintenance and training costs as incurred. The Company has not capitalized any cost for software development for the six months ended June 30, 2019 and 2018, respectively. All capitalized software costs of the Company were acquired from Mann.

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

Professional Service Revenue

Mann generally derives its revenues from professional and support services, which includes revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers using their systems. Revenue from arrangements with customers is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as discussed in ASC 606. In instances where multiple performance obligations are identified, the Company allocates the transaction price to each performance obligation based on relative selling prices of each distinct product or service, and recognizes revenue related to each performance obligation at the points in time that each performance obligation is satisfied. The Company’s performance obligation includes providing customization of software’s, selling of licenses, where the Company typically satisfies its performance obligations prior to the submission of invoices to the customer for such services. The Company’s performance obligation for consulting and technical support is delivered on as the work is being performed, which is satisfied prior to invoicing. The Company generally collects payment within 30 to 60 days of completion of the performance obligation and there are no agency relationships.

Software development arrangements involving significant customization, modification or production are accounted for in accordance with the appropriate technical accounting guidance issued by the FASB using the percentage-of- completion method. The Company recognizes revenue using periodic reported actual hours worked as a percentage of total expected hours required to complete the project arrangement and applies the percentage to the total arrangement fee.

Unbilled revenue represent earnings in excess of billings as at the end of the reporting period. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the statements of operations.

Mann has deferred the revenue and costs attributable to certain process transition activities with respect to its customers where such activities do not represent the culmination of a separate earnings process. Such revenue and costs are subsequently recognized ratably over the period in which the related services are performed. Further, the deferred costs are limited to the amount of the deferred revenues.

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

The following is a summary of revenue for the six months ended June 30, 2019 and 2018, disaggregated by type:

	2019	2018
Trucking Revenue	$-	$143,752
Professional Services Revenue	129,913	-
Software Solution Revenue	8,445	17,816
	$138,358	$161,568

Costs of Services Provided

Costs of services provided consist of data processing costs, customer support costs including personnel costs to maintain the Company’s proprietary databases, costs to provide customer call center support, hardware and software expense associated with transaction processing systems and exchanges, telecommunication and computer network expense, and occupancy costs associated with facilities where these functions are performed. Depreciation expense is not included in costs of services provided.

Lease Obligations

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities and operating lease liabilities, less current portion in the Company’s unaudited balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For leases in which the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately.

Income Taxes

Income taxes are accounted under the asset and liability method. The current charge for income tax expense is calculated in accordance with the relevant tax regulations applicable to entity. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Uncertain Tax Positions

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes”. This requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates their tax positions on an annual basis.

TraqIQ, Inc., Ci2i, OmniM2M and TransportIQ file a consolidated income tax return in the U.S. federal tax jurisdiction and various state tax jurisdictions. Mann files income tax returns in all India tax jurisdictions. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. The India tax returns of Mann are subject to examination by the India Income Tax Department and India state taxing authority, generally for 12 months after the relevant tax year, 24 months after the relevant tax year in case transfer pricing provisions are applicable.

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

Fair Value Measurements

ASC 820 “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements.

The following provides an analysis of financial instruments that are measured subsequent to initial recognition at fair value, grouped into Levels 1 to 3 based on the degree to which fair value is observable:

Level 1- fair value measurements are those derived from quoted prices (unadjusted in active markets for identical assets or liabilities);

Level 2- fair value measurements are those derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and

Level 3- fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Financial instruments classified as Level 1 - quoted prices in active markets include cash.

These consolidated financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates. In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes. Changes in economic conditions may also dramatically affect the estimated fair values

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management for the respective periods. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, investments, short-term notes payable, accounts payable and accrued expenses.

Derivative Financial Instruments

Derivatives are recorded on the consolidated balance sheet at fair value. The conversion features of the convertible instruments are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining the fair value of our derivatives are binomial pricing models. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income (loss).

With the issuance of the July 2017 FASB ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features, the Company has chosen the early adopt retroactively the amendments in Part I of the standard whereby fair value derivative liabilities previously recognized were derecognized in the current and comparative periods. Under the amendments included in this update, the Company is no longer required to record changes in fair value during the period of change as a separate component of other income (expense) in the consolidated Statements of Operations.

The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, “Debt—Debt with Conversion and Other Options”), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

Under current GAAP, an equity-linked financial instrument with a down round feature that otherwise is not required to be classified as a liability under the guidance in Topic 480 is evaluated under the guidance in Topic 815, “Derivatives and Hedging,” to determine whether it meets the definition of a derivative. If it meets that definition, the instrument (or embedded feature) is evaluated to determine whether it is indexed to an entity’s own stock as part of the analysis of whether it qualifies for a scope exception from derivative accounting. Generally, for warrants and conversion options embedded in financial instruments that are deemed to have a debt host (assuming the underlying shares are readily convertible to cash or the contract provides for net settlement such that the embedded conversion option meets the definition of a derivative), the existence of a down round feature results in an instrument not being considered indexed to an entity’s own stock. This results in a reporting entity being required to classify the freestanding financial instrument or the bifurcated conversion option as a liability, which the entity must measure at fair value initially and at each subsequent reporting date.

The amendments in this Update revise the guidance for instruments with down round features in Subtopic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity,” which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated.

For entities that present EPS in accordance with Topic 260, and when the down round feature is included in an equity-classified freestanding financial instrument, the value of the effect of the down round feature is treated as a dividend when it is triggered and as a numerator adjustment in the basic EPS calculation. This reflects the occurrence of an economic transfer of value to the holder of the instrument, while alleviating the complexity and income statement volatility associated with fair value measurement on an ongoing basis. Convertible instruments are unaffected by the Topic 260 amendments in this Update.

Those amendments in Part I of this Update are a cost savings relative to current GAAP. This is because, assuming the required criteria for equity classification in Subtopic 815-40 are met, an entity that issued such an instrument no longer measures the instrument at fair value at each reporting period (in the case of warrants) or separately accounts for a bifurcated derivative (in the case of convertible instruments) on the basis of the existence of a down round feature. For convertible instruments with embedded conversion options that have down round features, applying specialized guidance such as the model for contingent beneficial conversion features rather than bifurcating an embedded derivative also reduces cost and complexity. Under that specialized guidance, the issuer recognizes the intrinsic value of the feature only when the feature becomes beneficial instead of bifurcating the conversion option and measuring it at fair value each reporting period.

The amendments in Part II of this Update replace the indefinite deferral of certain guidance in Topic 480 with a scope exception. This has the benefit of improving the readability of the Codification and reducing the complexity associated with navigating the guidance in Topic 480.

For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part 1 of this Update should be applied in either of the following ways:

1.	retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective; or

2.	retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10.

The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.

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

Retirement Benefits to Employees

Defined Contribution Plan

In India, the employees receive benefits from a provident fund, where the employer and employees each make monthly contributions to the plan at a pre-determined rate to the Regional Provident Fund Commissioner. Employer’s contributions to the fund is charged as an expense in the Statements of Operations.

Defined Benefit Plan

In accordance with the Payment of Gratuity Act, 1972, applicable for Indian companies, Mann provides for a lump sum payment to eligible employees, at retirement or termination of employment based on the last drawn salary and years of employment with the Company. Current service costs for defined benefit plans are accrued in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by Mann. Mann records annual amounts relating to its defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. Mann reserves its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. Mann’s obligation in respect of the gratuity plan, which is a defined benefit plan, is provided for based on actuarial valuation.

Other Long-Term Employee Benefits

Mann’s net obligation in respect of leave encashment is the amount of future benefit that employees have earned in return for their service in the current and prior periods; that benefit is discounted to determine its present value, and the fair value of any related assets is deducted. The discount rate is based on the prevailing market yields of Indian government securities at the reporting date that have maturity dates approximating the terms of Mann’s obligations. The calculation is performed using the projected unit credit method. Any actuarial gains or losses are recognized.

Investments

The Company’s investments are in debt and equity instruments. These investments are accounted for in accordance with ASC 320 Investments – Debt Securities and ASC 321 Investments – Equity Securities. Interest earned under such investments are included in interest income.

Recently Issued Accounting Standards

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

Going Concern

The Company has an accumulated deficit of $1,617,870 and a working capital deficit of $2,400,065, as of June 30, 2019, and a working capital deficit of $1,658,685 as of December 31, 2018. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

In May 2019, the Company acquired 100% of the shares of Mann and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 1,329,272 shares of common stock of the Company valued at $486,912 (an average of $0.3663 per share). This acquisition will assist the Company in operations and cash flow.

The Company plans to raise additional capital to carry out its business plan. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing and the successful development of the Company’s contemplated plan of operations, ultimately, to profitable operations, are necessary for the Company to continue operations.

NOTE 3: ACQUISITION OF MANN

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation (“Mann”). Pursuant to the Share Exchange Agreement with Mann, the Company acquired 100% of the shares of Mann and assumed certain net liabilities) in exchange for warrants exercisable over a five-years to purchase 1,329,272 shares of common stock of the Company valued at $486,912 (an average of $0.3663 per share). The warrants will be exercisable as follows: (i) 100,771 warrants immediately upon closing (value of $36,912); (ii) 859,951 warrants (value of $315,000) exercisable one-year after the date of closing; and (iii) 368,550 warrants (value of $135,000) exercisable two-years after the date of closing.

The warrants that are exercisable in one-year and two-years are conditioned upon Mann achieving certain revenue figures and pre-tax profit percentages. Mann must achieve target revenue of $1.1 million (US$) and pre-tax profit of 25% (US$). Should Mann be unable to achieve these criteria, the warrants will be reduced proportionately.

The Company acquired the assets and liabilities noted below in exchange for the warrants noted herein and accounted for the acquisition in accordance with ASC 805. As a result, total consideration was equal to the value of the warrants of $486,912, as stated in the agreement, and the Company recognized a gain on bargain purchase in the amount of $304,160. In accordance with ASC 805-20-50-4A, based on the book values which approximate fair values at the effective date of acquisition, the purchase price was recorded as follows:

Cash (including restricted cash of $185,399)	$185,633
Accounts receivables, net	506,951
Prepaid expenses and other current assets	215,191
Right-of-use asset	576,566
Fixed assets	68,260
Intangible assets	1,019,580
Investment	42,248
Other assets	37,950
Accounts payable and accrued expenses	(173,498)
Accrued payroll and related taxes	(325,629)
Accrued duties and taxes	(66,765)
Lease liability	(585,207)
Deferred revenue	(3,618)
Deferred tax liability	(140,143)
Cash overdraft	(471,017)
Long-term debt – related parties	(61,358)
Long-term debt	(28,956)
Accumulated other comprehensive income (loss)	(5,116)
$791,072

Note that the initial accounting for the business combination is currently incomplete, as fair value amounts are still being determined, therefore all amounts presented herein are provisional and subject to final review and adjustment:

The intangible assets represent software development costs that are being amortized over ten years.

The difference between the net assets acquired of $791,072, and the consideration paid (in the form of warrants) of $486,912 represents a bargain purchase gain of $304,160.

Since the acquisition Mann has recorded $129,913 in revenues and a profit of $296,418 (inclusive of a bargain purchase gain of $304,160) that are included in consolidated results.

The following table shows pro-forma results for the six months June 30, 2019 and year ended December 31, 2018 as if the acquisition had occurred on January 1, 2018. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Mann and the Company.

	For the six months ended June 30, 2019	For the year ended December 31, 2018
Revenues	$270,920	$1,236,665
Net income (loss)	$76,365	$(726,273)
Net income (loss) per share	$0.00	$(0.03)

NOTE 4: CASH AND RESTRICTED CASH

Cash and restricted cash is as follows:

	June 30, 2019 (unaudited)	December 31, 2018
Cash on hand	$325	$-
Bank balances	2,362	2,347
Restricted cash	188,741	-
Total	$191,428	$2,347

ASU 2016-18, “Statements of Cash Flows” (Topic 230) was adopted by the Company in 2017. In accordance with this standard, restricted cash and restricted cash equivalents is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statements of Cash Flows. During the six months ended June 30, 2019 and year ended December 31, 2018, there were no cash equivalents.

NOTE 5: PROPERTY AND EQUIPMENT

The Company’s property and equipment is as follows:

	June 30, 2019 (unaudited)	December 31, 2018	Estimated Life

Furniture and fixtures	$173,609	$-	10 years
Office equipment	31,534	-	5 years
Vehicles	63,487	-	8 years
Computer equipment	400,347	-	3-6 years
	668,977	-
Less: accumulated depreciation	(602,152)	-

Net	$66,825	$-

Depreciation expense for the six months ended June 30, 2019 and 2018 was $2,641 and $0, respectively.

NOTE 6: INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	June 30, 2019 (unaudited)	December 31, 2018	Estimated Life

Developed Technology	$1,757,635	$-	10 years

Less: accumulated amortization	(727,816)	-

Net	$1,029,819	$-

Amortization expense for the six months ended June 30, 2019 and 2018 was $8,054 and $0, respectively.

NOTE 7: LONG-TERM INVESTMENT

The Company’s long-term investment is as follows:

	June 30, 2019 (unaudited)	December 31, 2018

Equity Security – Compulsorily Convertible Debenture	$43,009	$-

The investment the Company has in a Compulsorily Convertible Debenture are neither to be redeemed by the issuing entity nor are redeemable at the option of the investor, therefore this has been considered an equity security. The Company has elected to measure the equity security at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

NOTE 8: CURRENT PORTION - LONG-TERM DEBT RELATED PARTIES

The following is a summary of the current portion - long-term debt - related parties as of June 30, 2019 and December 31, 2018:

		June 30, 2019 (unaudited)	December 31, 2018
Unsecured advances - CEO	(a)	$1,048,009	$728,236

Notes payable - Satinder Thiara	(b)	57,000	57,000

Promissory note – Kunaal Sikka	(c)	15,000	15,000

Notes payable – Swarn Singh	(d)	45,000	45,000

		$1,165,009	$845,236

(a)	This is an unsecured advance from the CEO originally entered into January 1, 2015. The note bears interest at 15% annually (1.25% monthly) and are due on demand. For the six months ended June 30, 2019, the Company repaid $6,500 and the CEO made additional advances of $326,273, Interest expense on this loan for the six months ended June 30, 2019 and 2018 was $64,913 and $47,008. Accrued interest on this loan at June 30, 2019 (unaudited) and December 31, 2018 is $354,844 and $289,931, respectively.

(b)	Notes payable to Satinder Thiara entered into May 25, 2016 ($22,000) which is due on demand, December 13, 2016 ($10,000) which is due on demand, and May 1, 2018 ($25,000) which matures December 31, 2019 at interest rate of 15% annually (1.25% monthly). These are unsecured loans. Interest expense on these loans for the six months ended June 30, 2019 and 2018 was $4,275 and $3,025, respectively. Accrued interest on these loans at June 30, 2019 (unaudited) and December 31, 2018 is $18,648 and $14,373, respectively. Satinder Thiara is a shareholder of the Company and the CEO’s wife.

(c)	Unsecured promissory note from Kunaal Sikka, the CEO’s son, dated September 13, 2018, in the amount of $15,000, maturing on December 31, 2019, and accruing interest at an annual rate of 12%. Interest expense on these loans for the six months ended June 30, 2019 and 2018 was $900 and $0, respectively. Accrued interest on these loans at June 30, 2019 (unaudited) and December 31, 2018 is $1,440 and $540, respectively.

(d)	Note payable to Swarn Singh, father-in-law of the CEO, entered into January 2017 ($25,000) and February 2017 ($20,000) at interest rate of 15% annually (1.25% monthly). These are unsecured notes. Interest expense on these loans for the six months ended June 30, 2019 and 2018 was $3,375 and $3,375, respectively. Accrued interest on these loans at June 30, 2019 (unaudited) and December 31, 2018 is $16,595 and $13,220, respectively. Both notes are due December 31, 2019.

The entire balance is reflected as a current liability as the amounts are either due on demand or within the next twelve months.

NOTE 9: LONG-TERM DEBT

The following is a summary of the long-term debt as of June 30, 2019 and December 31, 2018:

		June 30, 2019 (unaudited)	December 31, 2018
Promissory notes - Kabbage	(a)	$11,977	$36.687
Promissory notes – Loan Builder	(b)	2,791	12,114
Other debt – in default	(c)	6,000	6,000
Yukti Securities Private Limited	(d)	4,816	-
Lathika Regunathan	(e)	5,307	-
Noor Qazi	(f)	52,254	-
Auto loan – ICICI Bank	(g)	29,786	-
Total		$112,931	$54,801
Current portion		(89,821)	(54,801)
Long-term debt, net of current portion		$23,110	$-

(a)	Multiple monthly loan agreements with Kabbage. Each of these loans has a six-month duration with interest and fees spread over the 6 months.

(b)	Business loan agreement with LoanBuilder in August 2018 in the amount of $18,000, payable in 52 weekly payments of $409, including interest.

(c)	Note payable to an individual for $7,500, issued in May 2018 as consideration for services, due in June 2018, and bearing no interest. During the year ended December 31, 2018, the Company made a payment of $1,500 against the note and the Company has withheld payment of the remaining amount pending receipt of amounts due from the service provider.

(d)	Loan payable to Yukti Securities Private Limited is an unsecured loan which is due on demand.

(e)	Unsecured loan from Lathika Regunathan, individual, is due on demand.

(f)	Unsecured loan from Noor Qazi, individual, is due on demand.

(g)	Loan payable with ICICI Bank, secured by the vehicle the loan was taken for. Payments are monthly at $752, through maturity in May 2023. Of the amount outstanding, the following represents the maturity: Current (2019-2020) - $6,676; 2020-2021 - $7,288; 2021-2022 - $7,952; and 2022-2023 - $7,870.

NOTE 10: CURRENT PORTION - CONVERTIBLE DEBT – RELATED AND UNRELATED PARTIES

The following is a summary of current portion - convertible debt - related and unrelated parties as of June 30, 2019 and December 31, 2018:

		June 30, 2019 (unaudited)	December 31, 2018
Face value of notes – related party	(a)	$95,000	$95,000

Face value of notes – unrelated parties	(a)	98,077	98,077

Excess of the fair value of shares issuable over the face value of the convertible notes	(a)	48,257	48,257

		$241,334	$241,334

(a)	In connection with the reverse merger in July 2017, the Company and two stockholders, who had provided related party advances to the Company, agreed to exchange their related party advances for 6% Convertible Promissory Notes that were originally due on January 15, 2018 (the “Notes”) in the amount of $68,077. From August 2017 through November 2017, the Company issued additional notes to four different parties (two of which were related parties) in the principal amount of $100,000 ($70,000 to related parties). In January 2018, the holders of the Notes agreed to extend the maturity to April 30, 2018, and in April 2018, agreed to further extend the maturity of certain notes to June or July 2018. During the year ended December 31, 2018, the maturity of the notes were further extended to March 31, 2019 and then again to periods ranging from June 30, 2019 to December 31, 2019. The Notes bear simple interest at 6% unless the Company defaults, which increases the interest rate to 10%. The Holders, at their option, can elect to convert the principal plus any accrued interest, into shares of the Company’s common stock at a conversion rate equal to eighty percent (80%) of the average closing share price as quoted on the OTC Markets for the five (5) trading days prior to the date of conversion. There are two notes that had a maturity date of June 30, 2019. These notes have not been extended and are currently in default. The Company has classified these notes as current liabilities.

During the year ended December 31, 2018, the Company received additional proceeds from a related party of $25,000 (from Dharam V. Sikka, father of CEO) pursuant to a convertible note payable issued in May 2018, with the same interest rate and conversion terms as the Notes described above, initially maturing on December 31, 2018, which has been extended to March 31, 2019 and then again to December 31, 2019. Because the Notes are convertible into a variable number of shares of common stock based on a fixed dollar amount, in accordance with ASC Topic 480-10-50-2, the notes are recorded at the fair value of the shares issuable upon conversion. The excess of the fair value of shares issuable over the face value of the Notes is recorded as a discount to the note to be amortized into interest expense over the term of the note.

The Company recorded interest expense of $5,745 and $4,875 for the six months ended June 30, 2019 and 2018, respectively for these convertible notes. Accrued interest on the convertible notes was $20,723 and $14,979 at June 30, 2019 (unaudited) and December 31, 2018, respectively.

The Company is not currently trading on any exchange and was not for the six months ended June 30, 2019 and year ended December 31, 2018, respectively. The Company does not have a share price and has calculated the stock-settled liability in accordance with ASC 835-30 which establishes the monetary value at settlement of these instruments at fair value.

NOTE 11: STOCKHOLDERS’ DEFICIT

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

Common Stock

As of June 30, 2019, the Company has 27,297,960 shares issued and outstanding.

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

Warrants

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation (“Mann”). Pursuant to the Share Exchange Agreement with Mann, the Company acquired 100% of the shares of Mann and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 1,329,272 shares of common stock of the Company valued at $486,912 (an average of $0.3663 per share). The warrants will be exercisable as follows: (i) 100,771 warrants immediately upon closing (value of $36,912); (ii) 859,951 warrants (value of $315,000) exercisable one-year after the date of closing; and (iii) 368,550 warrants (value of $135,000) exercisable two-years after the date of closing. The value of the transaction totaled $486,912 and is reflected as an increase to additional paid in capital.

NOTE 12: OPERATING LEASE

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of January 1, 2019 and will account for their lease in terms of the right of use assets and offsetting lease liability obligations for this new lease under this pronouncement. In accordance with ASC 842 - Leases, effective January 1, 2019, the Company up until May 16, 2019 did not have any long-term lease commitments. On May 17, 2019 with the Company’s acquisition of Mann, recorded a lease right of use asset and a lease liability at present value of $576,566 and $585,207, respectively. The Company is recording this amount at present value, in accordance with the standard, using an incremental borrowing rate by adjusting the benchmark reference rates with appropriate financing spreads and lease specific adjustments for the effects of collateral. The right of use asset will be composed of the sum of all lease payments plus any initial direct cost and will be straight line amortized over the life of the expected lease term. For the expected term of the lease the Company will use the term of the nine-year lease. This lease will be treated as an operating lease under the new standard.

The Company has chosen to implement this standard using the modified retrospective model approach with a cumulative-effect adjustment, which does not require the Company to adjust the comparative periods presented when transitioning to the new guidance on January 1, 2019. The Company has also elected to utilize the transition related practical expedients permitted by the new standard. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a modified retrospective approach.

The lease right of use asset of $576,566 will be amortized on a straight-line basis over the term of the lease. For the six months ended June 30, 2019 the Company recorded a rent expense of $17,064. As of June 30, 2019, the value of the unamortized lease right of use asset is $565,721. As of June 30, 2019, the Company’s lease liability was $577,242.

Remaining Lease Obligation by calendar year (undiscounted cash flows)
2019	$59,806
2020	122,343
2021	125,670
2022	131,611
2023	140,695
2024	144,520
2025 and thereafter	163,494
Total lease payments	888,139
Less: Imputed interest	310,897
Present value of lease liabilities	$577,242

nOTE 13: CONCENTRATIONS

During the six months ended June 30, 2019 and 2018, the Company had two major customers comprising 93% of revenues and one major customer comprising 90% of revenues, respectively. A major customer is defined as a customer that represents 10% or greater of total revenues. There was 89% and 77% of accounts receivable for three and two customers as of June 30, 2019 and December 31, 2018, respectively.

During the six months ended June 30, 2018, approximately 85% of the Company’s cost of sales was incurred through the use of four vendors.

The Company does not believe that the risk associated with these customers or vendors will have an adverse effect on the business.

nOTE 14: CONTINGENCY

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

nOTE 15: SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events”, through the date which the consolidated financial statements were available to be issued and there are no material subsequent events to report.

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

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation (“Mann”). Pursuant to the Share Exchange Agreement with Mann, the Company acquired 100% of the shares of Mann and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 1,329,272 shares of common stock of the Company valued at $486,912 (an average of $0.3663 per share). The warrants will be exercisable as follows: (i) 36,912 warrants immediately upon closing (value of $36,912); (ii) 859,951 warrants (value of $315,000) exercisable one-year after the date of closing; and (iii) 368,550 warrants (value of $135,000) exercisable two-years after the date of closing. This transaction is being recorded as a business combination under ASC 805.

The warrants that are exercisable in one-year and two-years are conditioned upon Mann achieving certain revenue figures and pre-tax profit percentages. Mann must achieve target revenue of $1.1 million (US$) and pre-tax profit of 25% (US$). Should Mann be unable to achieve these criteria, the warrants will be reduced proportionately.

Going Concern

The Company has an accumulated deficit of $1,617,871 and a working capital deficit of $2,400,065, as of June 30, 2019, and a working capital deficit of $1,658,685 as of December 31, 2018. As a result of these factors, Management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

In May 2019, the Company acquired 100% of the shares of Mann and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 1,329,272 shares of common stock of the Company valued at $486,912 (an average of $0.3663 per share). This acquisition will assist the Company in operations and cash flow.

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

Results of Operations

Results of Operations and Financial Condition for the Three Months Ended June 30, 2019 as Compared to the Three Months Ended June 30, 2018

Revenues

For the three months ended June 30, 2019 compared to June 30, 2018, the Company’s revenues increased by $61,011, or 85%, from $71,782 in 2018 to $132,793 in 2019 due to the Company’s lack of trucking revenue being generated in TransportIQ offset by the revenues generated in Mann post-acquisition in May 2019. The Company will continue to focus move towards an analytics model (solutions revenue) which is expected to bring in more revenue and higher profitability.

Cost of Revenues

For the three months ended June 30, 2019 compared to June 30, 2018, the Company’s cost of revenues increased by $9,480, or 12%, from $76,916 in 2018 to $86,396 in 2019 due to the Company’s lack of support services being incurred to accommodate the trucking services in TransportIQ offset by the cost of revenues generated in Mann post-acquisition in May 2019. The Company will continue to move towards an analytics model which is expected to bring in more revenue and higher profitability.

Operating Expenses

For the three months ended June 30, 2019 compared to June 30, 2018, the Company’s salary and salary related costs increased by $31,992, or 3,308%, from $967 in 2018 to $32,959 in 2019 due to the salary and salary related costs of Mann post-acquisition in May 2019.

During the three months ended June 30, 2019 compared to June 30, 2018, the Company’s professional fees increased by $4,954, or 21%, from $23,552 in 2018 to $28,506 in 2019. Our professional fees increased in 2019 compared to 2018 due the professional fees of Mann post-acquisition in May 2019.

For the three months ended June 30, 2019 compared to June 30, 2018, the Company’s rent expense increased by $17,090, or 2,887%, from $592 in 2018 to $17,682 in 2019 due to not renewing their office space in an effort to reduce their overhead and utilizing a virtual office offset by the rent expense of Mann post-acquisition in May 2019.

For the three months ended June 30, 2019 compared to June 30, 2018, the Company’s depreciation and amortization expense increased $10,695, from $0 in 2018 to $10,695 in 2019. The increase was the result of the depreciation and amortization expense on the fixed and intangible assets acquired in the Mann acquisition.

For the three months ended June 30, 2019 compared to June 30, 2018, the Company’s general and administrative expenses increased by $10,561, or 54%, from $19,576 in 2018 to $30,137 in 2019 primarily due to the lowering of overhead expenses in TransportIQ as the Company is moving towards an analytics model offset by the general and administrative expenses of Mann post-acquisition in May 2019.

Interest Expense

For the three months ended June 30, 2019 compared to June 30, 2018, the Company’s interest expense increased by $32,868, or 151%, from $21,800 in 2018 to $54,668 in 2019 due to higher levels of debt in 2019 and due to the debt incurred with respect to the Mann acquisition in May 2019.

Provision for Income Taxes

For the three months ended June 30, 2019 compared to June 30, 2018, the Company’s provision for income taxes increased by $13,004, from $0 in 2018 to $13,004 in 2019 mostly due to the Mann acquisition in May 2019.

Net Income (Loss)

For the three months ended June 30, 2019 compared to June 30, 2018, the Company’s net income (loss) increased by $234,527, from $(71,621) in 2018 to $162,906 in 2019 due to the reduction of overhead expenses of due to the reduction of services related to TransportIQ offset by the increase in expenditures related to Mann post-acquisition in May 2019, offset by the bargain purchase gain recognized in the acquisition of Mann of $304,160.

Results of Operations and Financial Condition for the Six Months Ended June 30, 2019 as Compared to the Six Months Ended June 30, 2018

Revenues

For the six months ended June 30, 2019 compared to June 30, 2018, the Company’s revenues decreased by $23,210, or 14%, from $161,568 in 2018 to $138,358 in 2019 due to the Company’s lack of trucking revenue being generated in TransportIQ offset by the revenues generated in Mann post-acquisition in May 2019. The Company will continue to focus move towards an analytics model (solutions revenue) which is expected to bring in more revenue and higher profitability.

Cost of Revenues

For the six months ended June 30, 2019 compared to June 30, 2018, the Company’s cost of revenues decreased by $79,718, or 47%, from $170,185 in 2018 to $90,467 in 2019 due to the Company’s lack of support services being incurred to accommodate the trucking services in TransportIQ offset by the cost of revenues generated in Mann post-acquisition in May 2019. The Company will continue to move towards an analytics model which is expected to bring in more revenue and higher profitability.

Operating Expenses

For the six months ended June 30, 2019 compared to June 30, 2018, the Company’s salary and salary related costs increased by $16,356, or 95%, from $17,203 in 2018 to $33,559 in 2019 due to the salary and salary related costs of Mann post-acquisition in May 2019.

During the six months ended June 30, 2019 compared to June 30, 2018, the Company’s professional fees decreased by $10,305, or 12%, from $85,654 in 2018 to $75,349 in 2019. Our professional fees decreased in 2019 compared to 2018 due to less legal and accounting services needed as we completed our required filings offset by the professional fees of Mann post-acquisition in May 2019.

For the six months ended June 30, 2019 compared to June 30, 2018, the Company’s rent expense increased by $16,110, or 868%, from $1,857 in 2018 to $17,967 in 2019 due to not renewing their office space in an effort to reduce their overhead and utilizing a virtual office offset by the rent expense of Mann post-acquisition in May 2019.

For the six months ended June 30, 2019 compared to June 30, 2018, the Company’s depreciation and amortization expense increased $10,695, from $0 in 2018 to $10,695 in 2019. The increase was the result of the depreciation and amortization expense on the fixed and intangible assets acquired in the Mann acquisition.

For the six months ended June 30, 2019 compared to June 30, 2018, the Company’s general and administrative expenses increased by $3,275, or 8%, from $42,912 in 2018 to $46,187 in 2019 primarily due to the lowering of overhead expenses in TransportIQ as the Company is moving towards an analytics model offset by the general and administrative expenses of Mann post-acquisition in May 2019.

Interest Expense

For the six months ended June 30, 2019 compared to June 30, 2018, the Company’s interest expense increased by $36,622, or 59%, from $62,096 in 2018 to $98,718 in 2019 due to higher levels of debt in 2019 and due to the debt incurred with respect to the Mann acquisition in May 2019.

Provision for Income Taxes

For the six months ended June 30, 2019 compared to June 30, 2018, the Company’s provision for income taxes increased by $13,672, from $0 in 2018 to $13,672 in 2019 mostly due to the Mann acquisition in May 2019.

Net Income (Loss)

For the six months ended June 30, 2019 compared to June 30, 2018, the Company’s net income (loss) increased by $274,243, from $(218,339) in 2018 to $55,904 in 2019 due to the reduction of overhead expenses of due to the reduction of services related to TransportIQ offset by the increase in expenditures related to Mann post-acquisition in May 2019, offset by the bargain purchase gain recognized in the acquisition of Mann of $304,160.

Liquidity and Capital Resources

As of June 30, 2019, current assets were $803,773 and current liabilities outstanding amounted to $3,203,838 which resulted in a working capital deficit of $2,400,065. As of December 31, 2018, current assets were $13,806 and current liabilities outstanding amounted to $1,672,491 which resulted in a working capital deficit of $1,658,685.

Net cash used in operating activities was $203,491 for the six months ended June 30, 2019 compared to $146,725 in 2018. Cash used in operations for 2019 and 2018 was the primarily related to the income (loss) in operations offset by the bargain purchase gain, increases in accounts payable and accrued expenses and the changes in accounts receivable due to the lack of adequate cash flow of the Company.

The only investing activities for the six months ended June 30, 2019 and 2018, related to the cash and restricted cash of $234 and $185,399, respectively acquired in the Mann acquisition.

Net cash provided by financing activities for the six months ended June 30, 2019 was $206,939 compared to the six months ended June 30, 2018 of $146,371. The cash provided by financing activities was the result of the issuance of long-term debt, including related parties, convertible notes from related and unrelated parties, offset by repayments on long term-debt which include related parties.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

The Company has two convertible notes that were due June 30, 2019. These have not been extended and are in default.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended June 30, 2019, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

TraqIQ, Inc.

Date: August 30, 2019	By:	/s/ Ajay Sikka
Ajay Sikka
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

