Form 10-Q
period 2019-09-30
TRAQIQ, INC.
filed 2019-11-22
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 22, 2019, there were 27,297,960 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

Item 1. Financial Statements

Page No.

Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	5

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2019 and 2018 (unaudited)	6

Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Nine Months Ended September 30, 2019 and Year Ended December 31, 2018 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

IN US$

	SEPTEMBER 30,	DECEMBER 31,
	2019	2018
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$1,903	$2,347
Accounts receivable, net	561,917	11,459
Prepaid expenses and other current assets	198,305	-

Total Current Assets	762,125	13,806

Fixed assets, net	58,942	-
Intangible assets, net	978,135	-
Restricted cash	184,150	-
Long-term investment	41,964	-
Right-of-use asset	551,688	-
Other assets	37,694	-

Total Non-current Assets	1,852,573	-

TOTAL ASSETS	$2,614,698	$13,806

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$859,301	$531,120
Cash overdraft	429,340	-
Accrued payroll and related taxes	272,195	-
Accrued taxes and duties payable	41,655	-
Deferred revenues	2,056	-
Current portion - lease liability	121,677	-
Current portion - long-term debt - related parties	1,324,406	845,236
Current portion - long-term debt	92,149	54,801
Current portion - convertible debt - long-term debt - related and unrelated parties	241,334	241,334

Total Current Liabilities	3,384,113	1,672,491

Long-term debt, net of current portion	20,810	-
Lease liability, net of current portion	445,226	-
Deferred tax liabilities, net	144,624	-

Total Non-current Liabilities	610,660	-

Total Liabilities	3,994,773	1,672,491

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par value, $0.0001, 10,000,000 shares authorized, Series A Convertible Preferred, 50,000 and 50,000 shares issued and outstanding, respectively	5	5
Common stock, par value, $0.0001, 300,000,000 shares authorized, 27,297,960 and 27,297,960 issued and outstanding, respectively	2,730	2,730
Additional paid in capital	499,267	12,355
Accumulated deficit	(1,885,117)	(1,673,775)
Accumulated other comprehensive income (loss)	3,040	-

Total Stockholders’ Deficit	(1,380,075)	(1,658,685)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,614,698	$13,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

IN US$

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2019	2018	2019	2018

REVENUE	$360,676	$192,692	$222,318	$31,124
COST OF REVENUE	253,266	174,578	162,799	4,393
GROSS PROFIT	107,410	18,114	59,519	26,731

OPERATING EXPENSES
Salaries and salary related costs	82,283	18,938	48,724	1,735
Professional fees	234,976	132,223	159,627	46,569
Rent expense	52,079	2,047	34,112	190
Depreciation and amortization expense	47,122	-	36,427	-
General and administrative expenses	74,683	59,328	28,496	16,416

Total Operating Expenses	491,143	212,536	307,386	64,910

OPERATING LOSS	(383,733)	(194,422)	(247,867)	(38,179)

OTHER INCOME (EXPENSE)
Bargain purchase gain	304,160	-	-	-
Forgiveness of debt	55,450	-	55,450	-
Interest expense, net of interest income	(173,547)	(138,445)	(74,829)	(76,349)
Total other income (expense)	186,063	(138,445)	(19,379)	(76,349)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(197,670)	(332,867)	(267,246)	(114,528)

Provision for income taxes	13,672	-	-	-

NET LOSS	$(211,342)	$(332,867)	$(267,246)	$(114,528)

Other comprehensive loss
Foreign currency translation adjustment	(2,076)	-	(17,578)	-
Comprehensive loss	$(213,418)	$(332,867)	$(284,824)	$(114,528)

Net loss per share - basic	$(0.01)	$(0.01)	$(0.01)	$(0.00)

Net loss per share - diluted	$(0.01)	$(0.01)	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic	27,297,960	27,297,960	27,297,960	27,297,960

Weighted average common shares outstanding - diluted	27,322,960	27,297,960	27,347,960	27,297,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND YEAR ENDED DECEMBER 31, 2018

IN US $

					Additional		Accumulated
	Series A				Paid-In		Other
	Preferred		Common Stock		Capital -	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Common	Deficit	Income (Loss)	Total

Balance - December 31, 2017	50,000	$5	27,297,960	$2,730	$12,355	$(1,275,914)	$-	$(1,260,824)

Net loss for the period	-	-	-	-	-	(146,718)	-	(146,718)

Balance - March 31, 2018	50,000	5	27,297,960	2,730	12,355	(1,422,632)	-	(1,407,542)

Net loss for the period	-	-	-	-	-	(71,621)	-	(71,621)

Balance - June 30, 2018	50,000	5	27,297,960	2,730	12,355	(1,494,253)	-	(1,479,163)

Net loss for the period	-	-	-	-	-	(114,528)	-	(114,528)

Balance - September 30, 2018	50,000	5	27,297,960	2,730	12,355	(1,608,781)	-	(1,593,691)

Net loss for the year	-	-	-	-	-	(64,994)	-	(64,994)

Balance - December 31, 2018	50,000	5	27,297,960	2,730	12,355	(1,673,775)	-	(1,658,685)

Net loss for the period	-	-	-	-	-	(107,002)	-	(107,002)

Balance - March 31, 2019	50,000	5	27,297,960	2,730	12,355	(1,780,777)	-	(1,765,687)

Acquisition of Mann-India	-	-	-	-	486,912	-	5,116	492,028

Net income for the period	-	-	-	-	-	162,906	15,502	178,408

Balance - June 30, 2019	50,000	5	27,297,960	2,730	499,267	(1,617,871)	20,618	(1,095,251)

Net loss for the period	-	-	-	-	-	(267,246)	(17,578)	(284,824)

Balance - September 30, 2019	50,000	$5	27,297,960	$2,730	$499,267	$(1,885,117)	$3,040	$(1,380,075)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

IN US$

	2019	2018
CASH FLOW FROM OPERTING ACTIVIITES
Net income (loss)	$(211,342)	$(332,867)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization of debt discount	-	20,127
Bargain purchase gain	(304,160)	-
Bad debt expense	14,221	-
Forgiveness of debt	(55,450)	-
Depreciation and amortization	47,122	-
Lease cost, net of repayment	6,575	-
Foreign currency (gain) loss	898	-
Deferred tax provision	9,104	-
Changes in assets and liabilities
Accounts receivable	(57,728)	(24,380)
Prepaid expenses and other current assets	16,886	(7,134)
Other assets	-	-
Accounts payable and accrued expenses	210,133	138,778
Accrued payroll and payroll taxes	(53,434)	-
Accrued duties and taxes	(25,110)	-
Deferred revenue	(1,562)	-
Total adjustments	(192,505)	127,391
Net cash used in operating activities	(403,847)	(205,476)

CASH FLOWS FROM INVESTING ACTIVITES
Cash received in acquisition of Mann	234	-
Restricted cash received in acquisition of Mann	185,399	-
Acquisition of fixed assets	(3,417)	-
Net cash provided by investing activities	182,216	-

CASH FLOWS FROM FINANCING ACTIVITES
Decrease in cash overdraft	(41,677)	-
Proceeds from long-term debt - related parties	485,670	155,849
Repayment of long-term debt - related parties	(6,500)	(11,903)
Proceeds from long-term debt	30,000	66,900
Repayments of long-term debt	(62,156)	(56,380)
Proceeds from convertible notes - related and unrelated parties	-	50,000
Net cash provided by financing activities	405,337	204,466

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	183,706	(1,010)

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	2,347	1,718

CASH AND RESTRICTED CASH - END OF PERIOD	$186,053	$708

CASH PAID DURING THE PERIOD FOR:
Interest expense	$13,177	$7,225
Income taxes	$-	$-

SUMMARY OF NON-CASH ACTIVITIES:
Acquisition of Mann:
Accounts receivable	$506,951	$-
Prepaid and other current assets	215,191	-
Right-of-use asset	576,566	-
Fixed assets	68,260	-
Other assets	37,950	-
Investment	42,248	-
Intangible assets	1,019,580	-
Accounts payable and accrued expenses	(173,498)	-
Accrued payroll and related taxes	(325,629)	-
Accrued duties and taxes	(66,765)	-
Lease liability	(585,207)	-
Deferred revenue	(3,618)	-
Deferred tax liability	(140,143)	-
Long-term debt	(90,314)	-
Cash overdraft	(471,017)	-
Accumulated other comprehensive income (loss)	(5,116)	-
Cash	234	-
Restricted cash	185,399	-

Total net assets acquired	791,072	-

Consideration per Share Exchange Agremeent	486,912	-

Goodwill/(Bargain Purchase Gain)	$(304,160)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TraqIQ, Inc.

Notes to Condensed Consolidated Financial Statements

(IN US$)

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

TraqIQ, Inc. (along with its wholly owned subsidiaries, referred to herein as the “Company”) was incorporated in the State of California on September 9, 2009 as Thunderclap Entertainment, Inc. On July 14, 2017, Thunderclap Entertainment, Inc. changed its name to TraqIQ, Inc. On July 19, 2017, the Company entered into a Share Exchange Agreement (“Share Exchange”) with the stockholders of OmniM2M, Inc. (“OmniM2M”) and TraQiQ Solutions, Inc. dba Ci2i Services, Inc. (formerly Ci2i Services, Inc. – amended November 6, 2019) (“Ci2i”) whereby the stockholders of Omni and Ci2i exchanged all of their respective shares, representing 100% ownership in OmniM2M and Ci2i in exchange for 12,000,000 shares of the Company’s common stock, respectively. The OmniM2M Shareholders and the Ci2i Shareholders have each been issued their respective 12,000,000 shares on a pro rata basis based on their respective holdings in OmniM2M and Ci2i in the Share Exchange Agreement. The Share Exchange was accounted for as a reverse merger whereas Ci2i is considered the accounting acquirer and TraqIQ,Inc. is considered the accounting acquiree. Accordingly, the condensed consolidated financial statements included the accounts of Ci2i for all periods presented and the accounts of TraqIQ, Inc. and Omni, which was acquired by the Company on July 19, 2017 since the date of acquisition. For accounting purposes, the acquisition of Omni is recorded at historical cost in accordance with Accounting Standard Codification (“ASC”) 805-50-25-2 as this is considered an acquisition of entities under common control as the management of the Company and Omni control the activities of the respective companies. Prior to the merger with Ci2i and acquisition of Omni, the Company was considered a shell company under Rule 12b-2 of the Exchange Act. On December 1, 2017, The Company entered into a Share Purchase Agreement (the “Share Exchange Agreement”) with Ajay Sikka (“Sikka”), the sole shareholder of Transport IQ, Inc. whereby Sikka agreed to sell all of the shares in TransportIQ, Inc. (“TransportIQ”) in exchange for $18,109, in the form of cancellation of all of the debt of TransportIQ that is owed to the Company. The transaction became effective upon the execution of the Share Exchange Agreement by Sikka and the Company; and Transport IQ, Inc, is now a wholly-owned subsidiary of the Company. Because TransportIQ was commonly controlled and owned, the transaction was recorded at the historical carrying value of TransportIQ’s assets and liabilities.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the regulations of the United States Securities and Exchange Commission. The condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. In their opinion, such financial information includes all adjustments considered necessary for a fair presentation at such date and the operating results and cash flows for such periods. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10-K filed with the SEC on March 25, 2019. Interim results of operations for the nine months ended September 30, 2019 are not necessarily indicative of future results for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company has no cash equivalents as of September 30, 2019 and December 31, 2018.

Restricted Cash

The Company’s restricted cash balance consists of time deposits with financial institutions which are valued at cost and approximate fair value. Interest earned on these deposits in included in interest income. The carrying value of our restricted cash at September 30, 2019 and December 31, 2018 was $184,150 and $0, respectively. The balances consist of time deposits pledged with financial institutions for a Line of Credit facility taken from Andhra Bank, issuance of overdraft limit.

Accounts Receivable and Concentration of Credit Risk

The Company considers accounts receivable, net of allowance for returns and doubtful accounts, to be fully collectible. The allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Management has determined that an allowance of $68,565 and $0, respectively was required for the outstanding accounts receivable as of September 30, 2019 and December 31, 2018.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Management has determined that no impairment of long-lived assets is required for the periods ended September 30, 2019 and December 31, 2018.

Capitalized Software Costs

In accordance with the relevant FASB accounting guidance regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time these costs are capitalized until the product is available for general release to customers. Once the technological feasibility is established per ASC 985-20, the Company capitalizes costs associated with the acquisition or development of major software for internal and external use in the balance sheet. Costs incurred to enhance the Company’s software products, after general market release of the services using the products, is expensed in the period they are incurred. The Company only capitalizes subsequent additions, modifications or upgrades to internally developed software to the extent that such changes allow the software to perform a task it previously did not perform. The Company expenses software maintenance and training costs as incurred. The Company has not capitalized any cost for software development for the nine months ended September 30, 2019 and 2018, respectively. All capitalized software costs of the Company were acquired from Mann.

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

The following is a summary of revenue for the nine months ended September 30, 2019 and 2018, disaggregated by type:

	2019	2018
Trucking Revenue	$-	$145,498
Professional Services Revenue	349,642	-
Software Solution Revenue	11,034	47,194
	$360,676	$192,692

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

Going Concern

The Company has an accumulated deficit of $1,885,117 and a working capital deficit of $2,621,988, as of September 30, 2019, and a working capital deficit of $1,658,685 as of December 31, 2018. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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
$791,072

Note that the initial accounting for the business combination is currently incomplete, as fair value amounts are still being determined, therefore all amounts presented herein are provisional and subject to final review and adjustment.

The intangible assets represent software development costs that are being amortized over ten years.

The difference between the net assets acquired of $791,072, and the consideration paid (in the form of warrants) of $486,912 represents a bargain purchase gain of $304,160.

Since the acquisition Mann has recorded $349,642 in revenues and a profit of $231,155 (inclusive of a bargain purchase gain of $304,160) that are included in consolidated results.

The following table shows pro-forma results for the nine months September 30, 2019 and year ended December 31, 2018 as if the acquisition had occurred on January 1, 2018. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Mann and the Company.

	For the nine months ended September 30, 2019	For the year ended December 31, 2018
Revenues	$490,649	$1,236,665
Net income (loss)	$(190,881)	$(726,273)
Net income (loss) per share	$0.00	$(0.03)

NOTE 4: CASH AND RESTRICTED CASH

Cash and restricted cash is as follows:

	September 30, 2019 (unaudited)	December 31, 2018
Cash on hand	$365	$-
Bank balances	1,538	2,347
Restricted cash	184,150	-
Total	$186,053	$2,347

ASU 2016-18, “Statements of Cash Flows” (Topic 230) was adopted by the Company in 2017. In accordance with this standard, restricted cash and restricted cash equivalents is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statements of Cash Flows. During the nine months ended September 30, 2019 and year ended December 31, 2018, there were no cash equivalents.

NOTE 5: FIXED ASSETS

The Company’s property and equipment is as follows:

	September 30, 2019 (unaudited)	December 31, 2018	Estimated Life

Property and equipment - Mann	$656,043	$-	3 - 10 years
Less: accumulated depreciation	(597,101)	-

Net	$58,942	$-

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $12,116 and $0, respectively.

NOTE 6: INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	September 30, 2019 (unaudited)	December 31, 2018	Estimated Life

Developed Technology	$1,714,904	$-	10 years

Less: accumulated amortization	(736,769)	-

Net	$978,135	$-

Amortization expense for the nine months ended September 30, 2019 and 2018 was $35,006 and $0, respectively.

NOTE 7: LONG-TERM INVESTMENT

The Company’s long-term investment is as follows:

	September 30, 2019 (unaudited)	December 31, 2018

Equity Security – Compulsorily Convertible Debenture	$41,964	$-

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

NOTE 8: CURRENT PORTION - LONG-TERM DEBT RELATED PARTIES

The following is a summary of the current portion - long-term debt - related parties as of September 30, 2019 and December 31, 2018:

		September 30, 2019 (unaudited)	December 31, 2018
Unsecured advances - CEO	(a)	$1,207,406	$728,236

Notes payable - Satinder Thiara	(b)	57,000	57,000

Promissory note – Kunaal Sikka	(c)	15,000	15,000

Notes payable – Swarn Singh	(d)	45,000	45,000

		$1,324,406	$845,236

(a)	This is an unsecured advance from the CEO originally entered into January 1, 2015. The note bears interest at 15% annually (1.25% monthly) and are due on demand. For the nine months ended September 30, 2019, the Company repaid $6,500 and the CEO made additional advances of $485,670, Interest expense on this loan for the nine months ended September 30, 2019 and 2018 was $108,191 and $72,605. Accrued interest on this loan at September 30, 2019 (unaudited) and December 31, 2018 is $398,123 and $289,931, respectively.

(b)	Notes payable to Satinder Thiara entered into May 25, 2016 ($22,000) which is due on demand, December 13, 2016 ($10,000) which is due on demand, and May 1, 2018 ($25,000) which matures December 31, 2019 at interest rate of 15% annually (1.25% monthly). These are unsecured loans. Interest expense on these loans for the nine months ended September 30, 2019 and 2018 was $6,413 and $5,145, respectively. Accrued interest on these loans at September 30, 2019 (unaudited) and December 31, 2018 is $20,785 and $14,373, respectively. Satinder Thiara is a shareholder of the Company and the CEO’s wife.

(c)	Unsecured promissory note from Kunaal Sikka, the CEO’s son, dated September 13, 2018, in the amount of $15,000, maturing on December 31, 2019, and accruing interest at an annual rate of 12%. Interest expense on these loans for the nine months ended September 30, 2019 and 2018 was $1,350 and $90, respectively. Accrued interest on these loans at September 30, 2019 (unaudited) and December 31, 2018 is $1,890 and $540, respectively.

(d)	Note payable to Swarn Singh, father-in-law of the CEO, entered into January 2017 ($25,000) and February 2017 ($20,000) at interest rate of 15% annually (1.25% monthly). These are unsecured notes. Interest expense on these loans for the nine months ended September 30, 2019 and 2018 was $5,063 and $5,063, respectively. Accrued interest on these loans at September 30, 2019 (unaudited) and December 31, 2018 is $18,282 and $13,220, respectively. Both notes are due December 31, 2019.

The entire balance is reflected as a current liability as the amounts are either due on demand or within the next twelve months.

NOTE 9: LONG-TERM DEBT

The following is a summary of the long-term debt as of September 30, 2019 and December 31, 2018:

		September 30, 2019 (unaudited)	December 31, 2018
Promissory notes - Kabbage	(a)	$19,094	$36,687
Promissory notes – Loan Builder	(b)	-	12,114
Other debt – in default	(c)	6,000	6,000
Yukti Securities Private Limited	(d)	4,699	-
Lathika Regunathan	(e)	4,697	-
Noor Qazi	(f)	50,983	-
Auto loan – ICICI Bank	(g)	27,486	-
Total		$112,959	$54,801
Current portion		(92,149)	(54,801)
Long-term debt, net of current portion		$20,810	$-

(a)	Multiple monthly loan agreements with Kabbage. Each of these loans has a six-month duration with interest and fees spread over the 6 months.

(b)	Business loan agreement with LoanBuilder in August 2018 in the amount of $18,000, payable in 52 weekly payments of $409, including interest.

(c)	Note payable to an individual for $7,500, issued in May 2018 as consideration for services, due in June 2018, and bearing no interest. During the year ended December 31, 2018, the Company made a payment of $1,500 against the note and the Company has withheld payment of the remaining amount pending receipt of amounts due from the service provider.

(d)	Loan payable to Yukti Securities Private Limited is an unsecured loan which is due on demand.

(e)	Unsecured loan from Lathika Regunathan, individual, is due on demand.

(f)	Unsecured loan from Noor Qazi, individual, is due on demand.

(g)	Loan payable with ICICI Bank, secured by the vehicle the loan was taken for. Payments are monthly at $752, through maturity in May 2023. Of the amount outstanding, the following represents the maturity: Current (2019-2020) - $6,676; 2020-2021 - $7,288; 2021-2022 - $7,952; and 2022-2023 - $5,570.

NOTE 10: CURRENT PORTION - CONVERTIBLE DEBT – RELATED AND UNRELATED PARTIES

The following is a summary of current portion - convertible debt - related and unrelated parties as of September 30, 2019 and December 31, 2018:

		September 30, 2019 (unaudited)	December 31, 2018
Face value of notes – related party	(a)	$95,000	$95,000

Face value of notes – unrelated parties	(a)	98,077	98,077

Excess of the fair value of shares issuable over the face value of the convertible notes	(a)	48,257	48,257

		$241,334	$241,334

(a)	In connection with the reverse merger in July 2017, the Company and two stockholders, who had provided related party advances to the Company, agreed to exchange their related party advances for 6% Convertible Promissory Notes that were originally due on January 15, 2018 (the “Notes”) in the amount of $68,077. From August 2017 through November 2017, the Company issued additional notes to four different parties (two of which were related parties) in the principal amount of $100,000 ($70,000 to related parties). In January 2018, the holders of the Notes agreed to extend the maturity to April 30, 2018, and in April 2018, agreed to further extend the maturity of certain notes to June or July 2018. During the year ended December 31, 2018, the maturity of the notes were further extended to March 31, 2019 and then again to periods ranging from June 30, 2019 to December 31, 2019. The Notes bear simple interest at 6% unless the Company defaults, which increases the interest rate to 10%. The Holders, at their option, can elect to convert the principal plus any accrued interest, into shares of the Company’s common stock at a conversion rate equal to eighty percent (80%) of the average closing share price as quoted on the OTC Markets for the five (5) trading days prior to the date of conversion. There are two notes that had a maturity date of June 30, 2019. These notes have not been extended and are currently in default. The Company has classified these notes as current liabilities.

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

The Company recorded interest expense of $8,665 and $8,295 for the nine months ended September 30, 2019 and 2018, respectively, for these convertible notes. Accrued interest on the convertible notes was $23,643 and $14,979 at September 30, 2019 (unaudited) and December 31, 2018, respectively.

The Company is not currently trading on any exchange and was not for the nine months ended September 30, 2019 and year ended December 31, 2018, respectively. The Company does not have a share price and has calculated the stock-settled liability in accordance with ASC 835-30 which establishes the monetary value at settlement of these instruments at fair value.

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

Common Stock

As of September 30, 2019, the Company has 27,297,960 shares issued and outstanding.

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

The lease right of use asset of $576,566 will be amortized on a straight-line basis over the term of the lease. For the nine months ended September 30, 2019 the Company recorded a rent expense of $44,559. As of September 30, 2019, the value of the unamortized lease right of use asset is $551,688. As of September 30, 2019, the Company’s lease liability was $566,903.

Remaining Lease Obligation by calendar year (undiscounted cash flows)
2019	$30,419
2020	122,343
2021	125,670
2022	131,611
2023	140,695
2024	144,520
2025 and thereafter	163,494
Total lease payments	858,752
Less: Imputed interest	291,849
Present value of lease liabilities	$566,903

nOTE 13: CONCENTRATIONS

During the nine months ended September 30, 2019 and 2018, the Company had two major customers comprising 92% of revenues and two major customer comprising 88% of revenues, respectively. A major customer is defined as a customer that represents 10% or greater of total revenues. There was 88% and 77% of accounts receivable for four and two customers as of September 30, 2019 and December 31, 2018, respectively.

During the nine months ended September 30, 2018, approximately 83% of the Company’s cost of sales was incurred through the use of five vendors.

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

Overview

TraqIQ, Inc. (along with its wholly owned subsidiaries, referred to herein as the “Company”) was incorporated in the State of California on September 9, 2009 as Thunderclap Entertainment, Inc. On July 14, 2017, Thunderclap Entertainment, Inc. changed its name to TraqIQ, Inc. On July 19, 2017, the Company entered into a Share Exchange Agreement (“Share Exchange”) with the stockholders of OmniM2M, Inc. (“OmniM2M”) and TraQiQ Solutions, Inc. dba Ci2i Services, Inc. (formerly Ci2i Services, Inc. – amended November 6, 2019) (“Ci2i”) whereby the stockholders of OmniM2M and Ci2i agreed to exchange all of their respective shares, representing 100% ownership in OmniM2M and Ci2i in exchange for 12,000,000 shares of the Company’s common stock, respectively. The OmniM2M Shareholders and the Ci2i Shareholders have each been issued their respective 12,000,000 shares on a pro rata basis based on their respective holdings in OmniM2M and Ci2i in the Share Exchange Agreement. The Share Exchange was accounted for as a reverse merger whereas Ci2i is considered the accounting acquirer and TraqIQ, Inc. is considered the accounting acquiree. Accordingly, the consolidated financial statements included the accounts of Ci2i for all periods presented and the accounts of TraqIQ, Inc. and OmniM2M, which was acquired by the Company on July 19,2017 since the date of acquisition. For accounting purposes, the acquisition of OmniM2M is recorded at historical cost in accordance with Accounting Standard Codification (“ASC”) 805-50-25-2 as this is considered an acquisition of entities under common control as the management of the Company and OmniM2M control the activities of the respective companies. Prior to the merger with Ci2i and acquisition of OmniM2M, the Company was considered a shell company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On December 1, 2017, The Company entered into a Share Purchase Agreement (the “Share Exchange Agreement”) with Ajay Sikka (“Sikka”), the sole shareholder of Transport IQ, Inc. whereby Sikka agreed to sell all of the shares in TransportIQ, Inc. (“TransportIQ”) in exchange for $18,109, in the form of cancellation of all of the debt of TransportIQ that is owed to the Company. The transaction became effective upon the execution of the Share Exchange Agreement by Sikka and the Company; and Transport IQ, Inc, is now a wholly-owned subsidiary of the Company. Because TransportIQ was commonly controlled and owned, the transaction was recorded at the historical carrying value of TransportIQ’s assets and liabilities.

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

Going Concern

The Company has an accumulated deficit of $1,885,117 and a working capital deficit of $2,621,988, as of September 30, 2019, and a working capital deficit of $1,658,685 as of December 31, 2018. As a result of these factors, Management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

Results of Operations

Results of Operations and Financial Condition for the Three Months Ended September 30, 2019 as Compared to the Three Months Ended September 30, 2018

Revenues

For the three months ended September 30, 2019 compared to September 30, 2018, the Company’s revenues increased by $191,194, or 614%, from $31,124 in 2018 to $222,318 in 2019 due to the Company’s lack of trucking revenue being generated in TransportIQ offset by the revenues generated in Mann post-acquisition in May 2019. The Company will continue to focus move towards an analytics model (solutions revenue) which is expected to bring in more revenue and higher profitability.

Cost of Revenues

For the three months ended September 30, 2019 compared to September 30, 2018, the Company’s cost of revenues increased by $158,406, or 3,606%, from $4,393 in 2018 to $162,799 in 2019 due to the Company’s lack of support services being incurred to accommodate the trucking services in TransportIQ offset by the cost of revenues generated in Mann post-acquisition in May 2019. The Company will continue to move towards an analytics model which is expected to bring in more revenue and higher profitability.

Operating Expenses

For the three months ended September 30, 2019 compared to September 30, 2018, the Company’s salary and salary related costs increased by $46,989, or 2,708%, from $1,735 in 2018 to $48,724 in 2019 due to the salary and salary related costs of Mann post-acquisition in May 2019.

During the three months ended September 30, 2019 compared to September 30, 2018, the Company’s professional fees increased by $113,058, or 243%, from $46,569 in 2018 to $159,627 in 2019. Our professional fees increased in 2019 compared to 2018 due the professional fees of Mann post-acquisition in May 2019.

For the three months ended September 30, 2019 compared to September 30, 2018, the Company’s rent expense increased by $33,922, or 17,853%, from $190 in 2018 to $34,112 in 2019 due to not renewing their office space in an effort to reduce their overhead and utilizing a virtual office offset by the rent expense of Mann post-acquisition in May 2019.

For the three months ended September 30, 2019 compared to September 30, 2018, the Company’s depreciation and amortization expense increased $36,427, from $0 in 2018 to $36,427 in 2019. The increase was the result of the depreciation and amortization expense on the fixed and intangible assets acquired in the Mann acquisition.

For the three months ended September 30, 2019 compared to September 30, 2018, the Company’s general and administrative expenses increased by $12,080, or 74%, from $16,416 in 2018 to $28,496 in 2019 primarily due to the lowering of overhead expenses in TransportIQ as the Company is moving towards an analytics model offset by the general and administrative expenses of Mann post-acquisition in May 2019.

Interest Expense

For the three months ended September 30, 2019 compared to September 30, 2018, the Company’s interest expense decreased by $1,520, or 2%, from $76,349 in 2018 to $74,829 in 2019 due to higher levels of debt in 2019 and due to the debt incurred with respect to the Mann acquisition in May 2019.

Forgiveness of Debt

For the three months ended September 30, 2019 compared to September 30, 2018, the Company’s forgiveness of debt increased by $55,450, from $0 in 2018 to $55,450 in 2019 due to forgiveness of payables.

Net Income (Loss)

For the three months ended September 30, 2019 compared to September 30, 2018, the Company’s net income (loss) increased by $152,718, from $(114,528) in 2018 to $(267,246) in 2019 due to the reduction of overhead expenses of due to the reduction of services related to TransportIQ offset by the increase in expenditures related to Mann post-acquisition in May 2019.

Results of Operations and Financial Condition for the Nine Months Ended September 30, 2019 as Compared to the Nine Months Ended September 30, 2018

Revenues

For the nine months ended September 30, 2019 compared to September 30, 2018, the Company’s revenues increased by $167,984, or 87%, from $192,692 in 2018 to $360,676 in 2019 due to the Company’s lack of trucking revenue being generated in TransportIQ offset by the revenues generated in Mann post-acquisition in May 2019. The Company will continue to focus move towards an analytics model (solutions revenue) which is expected to bring in more revenue and higher profitability.

Cost of Revenues

For the nine months ended September 30, 2019 compared to September 30, 2018, the Company’s cost of revenues increased by $78,688, or 45%, from $174,578 in 2018 to $253,266 in 2019 due to the Company’s lack of support services being incurred to accommodate the trucking services in TransportIQ offset by the cost of revenues generated in Mann post-acquisition in May 2019. The Company will continue to move towards an analytics model which is expected to bring in more revenue and higher profitability.

Operating Expenses

For the nine months ended September 30, 2019 compared to September 30, 2018, the Company’s salary and salary related costs increased by $63,345, or 334%, from $18,938 in 2018 to $82,283 in 2019 due to the salary and salary related costs of Mann post-acquisition in May 2019.

During the nine months ended September 30, 2019 compared to September 30, 2018, the Company’s professional fees increased by $102,753, or 78%, from $132,223 in 2018 to $234,976 in 2019. Our professional fees increased in 2019 compared to 2018 due to additional legal and accounting services needed as we completed our required filings of Mann post-acquisition in May 2019.

For the nine months ended September 30, 2019 compared to September 30, 2018, the Company’s rent expense increased by $50,032, or 2,444%, from $2,047 in 2018 to $52,079 in 2019 due to not renewing their office space in an effort to reduce their overhead and utilizing a virtual office offset by the rent expense of Mann post-acquisition in May 2019.

For the nine months ended September 30, 2019 compared to September 30, 2018, the Company’s depreciation and amortization expense increased $47,122, from $0 in 2018 to $47,122 in 2019. The increase was the result of the depreciation and amortization expense on the fixed and intangible assets acquired in the Mann acquisition.

For the nine months ended September 30, 2019 compared to September 30, 2018, the Company’s general and administrative expenses increased by $15,355, or 26%, from $59,328 in 2018 to $74,683 in 2019 primarily due to the lowering of overhead expenses in TransportIQ as the Company is moving towards an analytics model offset by the general and administrative expenses of Mann post-acquisition in May 2019.

Interest Expense

For the nine months ended September 30, 2019 compared to September 30, 2018, the Company’s interest expense increased by $35,102, or 25%, from $138,445 in 2018 to $173,547 in 2019 due to higher levels of debt in 2019 and due to the debt incurred with respect to the Mann acquisition in May 2019.

Forgiveness of Debt

For the nine months ended September 30, 2019 compared to September 30, 2018, the Company’s forgiveness of debt increased by $55,450, from $0 in 2018 to $55,450 in 2019 due to forgiveness of payables.

Provision for Income Taxes

For the nine months ended September 30, 2019 compared to September 30, 2018, the Company’s provision for income taxes increased by $13,672, from $0 in 2018 to $13,672 in 2019 mostly due to the Mann acquisition in May 2019.

Net Income (Loss)

For the nine months ended September 30, 2019 compared to September 30, 2018, the Company’s net income (loss) decreased by $121,525, from $(332,867) in 2018 to $(211,342) in 2019 due to the reduction of overhead expenses of due to the reduction of services related to TransportIQ offset by the increase in expenditures related to Mann post-acquisition in May 2019, offset by the bargain purchase gain recognized in the acquisition of Mann of $304,160.

Liquidity and Capital Resources

As of September 30, 2019, current assets were $762,125 and current liabilities outstanding amounted to $3,384,113 which resulted in a working capital deficit of $2,621,988. As of December 31, 2018, current assets were $13,806 and current liabilities outstanding amounted to $1,672,491 which resulted in a working capital deficit of $1,658,685.

Net cash used in operating activities was $403,847 for the nine months ended September 30, 2019 compared to $205,476 in 2018. Cash used in operations for 2019 and 2018 was the primarily related to the income (loss) in operations offset by the bargain purchase gain, increases in accounts payable and accrued expenses and the changes in accounts receivable due to the lack of adequate cash flow of the Company.

The only investing activities for the nine months ended September 30, 2019, related to the cash and restricted cash of $234 and $185,399, respectively acquired in the Mann acquisition and some acquisitions of fixed assets related to Mann of $3,417.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $405,337 compared to the nine months ended September 30, 2018 of $204,466. The cash provided by financing activities was the result of the issuance of long-term debt, including related parties, convertible notes from related and unrelated parties, offset by repayments on long term-debt which include related parties.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended September 30, 2019, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

TraqIQ, Inc.

Date: November 22, 2019	By:	/s/ Ajay Sikka
Ajay Sikka
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

