Form 10-K
period 2019-12-31
TRAQIQ, INC.
filed 2020-06-01
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-56148

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
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. [X] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Securities registered pursuant to Section 12(b) of the Act: None.

Title of Each Class	Trading Symbol	Name of Each Exchange on which registered

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of May 30, 2020, was 27,297,960.

Documents incorporated by reference:	None

EXPLANATORY NOTE

TraqIQ, Inc. (the “Company is filing the Form 10-K after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

On March 27, 2020, the Company filed a Current Report on Form 8-K/A (the “Form 8-K”) to indicate its intention to rely on the Order for such extension. The State of Washington, where the Company has its base operations and in India where the Company’s largest subsidiary is located, as well as certain of its vendors, was one of the epicenters for the coronavirus pandemic (“COVID-19”). The Company has closed its offices and requested that all employees work remotely until further notice. Employees affected include certain of its key personnel responsible for assisting the Company in the preparation of its financial statements. In view of these ongoing circumstances, the Company was unable to timely provide to its auditors and accountants the financial records to provide consent, which resulted in the Company being unable to timely file an accurate Annual Report on Form 10-K for its year ended December 31, 2019 by the prescribed date without undue hardship and expense to the Company. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Form 10-K until May 30, 2020, and therefore relied on the Order due to circumstances related to COVID-19.

TABLE OF CONTENTS

GENERAL INFORMATION

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 1A (Risk Factors), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed in Item 1A (Risk Factors) and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors.

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

PART I

Item 1. Business

Overview

TraqIQ, Inc. (along with its wholly owned subsidiaries, referred to herein as the “Company”) was incorporated in the State of California on September 9, 2009 as Thunderclap Entertainment, Inc. On July 14, 2017, Thunderclap Entertainment, Inc. changed its name to TraqIQ, Inc. On July 19, 2017, the Company entered into a Share Exchange Agreement (“Share Exchange”) with the stockholders of OmniM2M, Inc. (“OmniM2M”) and TraQiQ Solutions, Inc. dba Ci2i Services, Inc. (formerly Ci2i Services, Inc. – amended November 6, 2019) (“Ci2i”) whereby the stockholders of OmniM2M and Ci2i agreed to exchange all of their respective shares, representing 100% ownership in OmniM2M and Ci2i in exchange for 12,000,000 shares of the Company’s common stock, respectively. The OmniM2M Shareholders and the Ci2i Shareholders have each been issued their respective 12,000,000 shares on a pro rata basis based on their respective holdings in OmniM2M and Ci2i in the Share Exchange Agreement. The Share Exchange was accounted for as a reverse merger whereas Ci2i is considered the accounting acquirer and TraqIQ, Inc. is considered the accounting acquiree. Accordingly, the consolidated financial statements included the accounts of Ci2i for all periods presented and the accounts of TraqIQ, Inc. and OmniM2M, which was acquired by the Company on July 19, 2017 since the date of acquisition. For accounting purposes, the acquisition of OmniM2M is recorded at historical cost in accordance with Accounting Standard Codification (“ASC”) 805-50-25-2 as this is considered an acquisition of entities under common control as the management of the Company and OmniM2M control the activities of the respective companies. Prior to the merger with Ci2i and acquisition of OmniM2M, the Company was considered a shell company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On December 1, 2017, The Company entered into a Share Purchase Agreement (the “Share Exchange Agreement”) with Ajay Sikka (“Sikka”), the sole shareholder of Transport IQ, Inc. whereby Sikka agreed to sell all of the shares in TransportIQ, Inc. (“TransportIQ”) in exchange for $18,109, in the form of cancellation of all of the debt of TransportIQ that is owed to the Company. The transaction became effective upon the execution of the Share Exchange Agreement by Sikka and the Company; and Transport IQ, Inc, is now a wholly-owned subsidiary of the Company. Because TransportIQ was commonly controlled and owned, the transaction was recorded at the historical carrying value of TransportIQ’s assets and liabilities.

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation (“Mann”). On January 2, 2020, Mann changed its name to TRAQIQ Solutions Private Limited (“TRAQ Pvt Ltd”). Pursuant to the Share Exchange Agreement with Mann, the Company acquired 100% of the shares of Mann and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 1,329,272 shares of common stock of the Company valued at $268. The warrants will be exercisable as follows: (i) 100,771 warrants immediately; (ii) 859,951 warrants exercisable one-year after the date of closing; and (iii) 368,550 warrants exercisable two-years after the date of closing. This transaction is being recorded as a business combination under ASC 805.

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

TraqIQ Solutions, Inc.

Ci2i was formed about over 15 years ago and has most recently been providing IT consulting solutions, predominantly in the business intelligence and data analytics arenas. The Company has been a vendor to Microsoft for over 10 years and has done work with many Microsoft product and business groups, including Microsoft Azure and Microsoft Media planning. Ci2i has worked closely with customers where a wide variety of analytics solutions were built.

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

TransportIQ, Inc. (“TransportIQ”)

TransportIQ was formed in the State of Nevada on September 8, 2017. The logistics and transportation industry worldwide is highly competitive, and is serviced by a wide range of industry players – from large multinational logistics companies scheduling millions of shipments internationally to smaller private companies that deliver thousands of shipments to individual businesses and consumers. Spending in the U.S. logistics and transportation industry alone totaled $1.48 trillion in 2015 and represented about 8 percent of annual gross domestic product (GDP).

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

TRAQIQ Solutions Private Ltd.

Pursuant to the Share Exchange Agreement with TRAQ Pvt Ltd., the Company acquired 100% of the shares of TRAQ Pvt Ltd. and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 1,329,272 shares of common stock of the Company valued at $268. The warrants will be exercisable as follows: (i) 100,771 warrants immediately upon closing; (ii) 859,951 warrants exercisable one-year after the date of closing; and (iii) 368,550 warrants exercisable two-years after the date of closing. This transaction is being recorded as a business combination under ASC 805.

The warrants that are exercisable in one-year and two-years are conditioned upon TRAQ Pvt Ltd. achieving certain revenue figures and pre-tax profit percentages. TRAQ Pvt Ltd. must achieve target revenue of $1.1 million (US$) and pre-tax profit of 25% (US$). Should TRAQ Pvt Ltd. be unable to achieve these criteria, the warrants will be reduced proportionately.

TRAQ Pvt Ltd. was established in May 2000 and is headquartered in New Delhi, India. TRAQ Pvt Ltd. is a leading software development company with which the advent of technology, has evolved as a mature and fast-growing company committed to provide reliable and cost-effective software solutions across industries all over the world.

TRAQ Pvt Ltd. has its own experienced team of software developers dedicated towards developing various kinds of customized software.

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

Our success depends in part upon our proprietary technology. We rely primarily on trademark, copyright, service mark and trade secret laws, confidentiality procedures, license agreements and contractual provisions to establish and protect our proprietary rights. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization or develop similar technology independently. We also pursue the registration of our domain names, trademarks, and service marks in the United States. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any intellectual property rights we hold.

If third parties claim that we infringe their intellectual property, it may result in costly litigation.

We cannot assure you that third parties will not claim our current or future products infringe their intellectual property rights. Any such claims, with or without merit, could cause costly litigation that could consume significant management time. As the number of product and services offerings in the crowd funding market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. Such claims also might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements or obtain them on terms acceptable to us.

We may need additional financing. Any limitation on our ability to obtain such additional financing could have a material adverse effect on our business, financial condition and results of operations.

Although we expect that the proceeds from the offering we completed will be sufficient to implement our business plan, there can be no assurance that we will not require additional capital. The raising of additional capital could result in dilution to our stockholders. In addition, there is no assurance that we will be able to obtain additional capital if we need it, or that if available, it will be available to us on favorable or reasonable terms. Any limitation on our ability to obtain additional capital as and when needed could have a material adverse effect on our business, financial condition and results of operations.

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

Pandemics including COVID-19 may adversely affect our business.

The recent unprecedented events related to COVID-19, the disease caused by the novel coronavirus (SARS-CoV-2), have had significant health, economic, and market impacts and may have short-term and long-term adverse effects on our business that we cannot predict as the global pandemic continues to evolve. The extent and effectiveness of responses by governments and other organizations also cannot be predicted.

Our ability to access the capital markets and maintain existing operations is unknown during the COVID-19 pandemic. Any such limitation on available financing and how we conduct business with our customers and vendors would adversely affect our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any property. As of the date of this annual report, our main corporate mailing address is 14205 S.E. 36th St., Suite 100, Bellevue, WA 98006. We will consider leasing additional office space after our public listing is completed.

Our subsidiary, TRAQ Pvt Ltd. also leases two spaces in India that expires through October 2027.

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

Holders of our Common Stock

As of May 30, 2020, there were approximately 52 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Equity Stock Transfer.

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

Overview

TraqIQ, Inc. (along with its wholly owned subsidiaries, referred to herein as the “Company”) was incorporated in the State of California on September 9, 2009 as Thunderclap Entertainment, Inc. On July 14, 2017, Thunderclap Entertainment, Inc. changed its name to TraqIQ, Inc. On July 19, 2017, the Company entered into a Share Exchange Agreement (“Share Exchange”) with the stockholders of OmniM2M, Inc. (“OmniM2M”) and TraQiQ Solutions, Inc. dba Ci2i Services, Inc. (formerly Ci2i Services, Inc. – amended November 6, 2019) (“Ci2i”) whereby the stockholders of OmniM2M and Ci2i agreed to exchange all of their respective shares, representing 100% ownership in OmniM2M and Ci2i in exchange for 12,000,000 shares of the Company’s common stock, respectively. The OmniM2M Shareholders and the Ci2i Shareholders have each been issued their respective 12,000,000 shares on a pro rata basis based on their respective holdings in OmniM2M and Ci2i in the Share Exchange Agreement. The Share Exchange was accounted for as a reverse merger whereas Ci2i is considered the accounting acquirer and TraqIQ, Inc. is considered the accounting acquiree. Accordingly, the consolidated financial statements included the accounts of Ci2i for all periods presented and the accounts of TraqIQ, Inc. and OmniM2M, which was acquired by the Company on July 19, 2017 since the date of acquisition. For accounting purposes, the acquisition of OmniM2M is recorded at historical cost in accordance with Accounting Standard Codification (“ASC”) 805-50-25-2 as this is considered an acquisition of entities under common control as the management of the Company and OmniM2M control the activities of the respective companies. Prior to the merger with Ci2i and acquisition of OmniM2M, the Company was considered a shell company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On December 1, 2017, The Company entered into a Share Purchase Agreement (the “Share Exchange Agreement”) with Ajay Sikka (“Sikka”), the sole shareholder of Transport IQ, Inc. whereby Sikka agreed to sell all of the shares in TransportIQ, Inc. (“TransportIQ”) in exchange for $18,109, in the form of cancellation of all of the debt of TransportIQ that is owed to the Company. The transaction became effective upon the execution of the Share Exchange Agreement by Sikka and the Company; and Transport IQ, Inc, is now a wholly-owned subsidiary of the Company. Because TransportIQ was commonly controlled and owned, the transaction was recorded at the historical carrying value of TransportIQ’s assets and liabilities.

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

On May 16, 2019, the Company entered into a Share Exchange Agreement with TRAQIQ Solutions Private Limited. Pursuant to the Share Exchange Agreement with TRAQ Pvt Ltd., the Company acquired 100% of the shares of TRAQ Pvt Ltd. and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 1,329,272 shares of common stock of the Company valued at $268. The warrants will be exercisable as follows: (i) 100,771 warrants immediately upon closing; (ii) 859,951 warrants exercisable one-year after the date of closing; and (iii) 368,550 warrants exercisable two-years after the date of closing. This transaction is being recorded as a business combination under ASC 805.

The warrants that are exercisable in one-year and two-years are conditioned upon TRAQ Pvt Ltd. achieving certain revenue figures and pre-tax profit percentages. TRAQ Pvt Ltd. must achieve target revenue of $1.1 million (US$) and pre-tax profit of 25% (US$). Should TRAQ Pvt Ltd. be unable to achieve these criteria, the warrants will be reduced proportionately.

TraqIQ, Inc. (along with its wholly owned subsidiaries, referred to herein as the “Company”) was incorporated in the

Going Concern

The Company has an accumulated deficit of $1,896,984 and a working capital deficit of $2,697,036 as of December 31, 2019 compared to a working capital deficit of $1,658,685 as of December 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

In May 2019, the Company acquired 100% of the shares of TRAQ Pvt Ltd. and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 1,329,272 shares of common stock of the Company valued at $268. This acquisition will assist the Company in operations and cash flow.

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

Professional Service Revenue

TRAQ Pvt Ltd. generally derives its revenues from professional and support services, which includes revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers using their systems. Revenue from arrangements with customers is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as discussed in ASC 606. In instances where multiple performance obligations are identified, the Company allocates the transaction price to each performance obligation based on relative selling prices of each distinct product or service, and recognizes revenue related to each performance obligation at the points in time that each performance obligation is satisfied. The Company’s performance obligation includes providing customization of software’s, selling of licenses, where the Company typically satisfies its performance obligations prior to the submission of invoices to the customer for such services. The Company’s performance obligation for consulting and technical support is delivered on as the work is being performed, which is satisfied prior to invoicing. The Company generally collects payment within 30 to 60 days of completion of the performance obligation and there are no agency relationships.

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

Unbilled revenue represents earnings in excess of billings as at the end of the reporting period. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the statements of operations.

TRAQ Pvt Ltd. has deferred the revenue and costs attributable to certain process transition activities with respect to its customers where such activities do not represent the culmination of a separate earnings process. Such revenue and costs are subsequently recognized ratably over the period in which the related services are performed. Further, the deferred costs are limited to the amount of the deferred revenues.

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

Foreign Currency Transactions

The Company accounts for foreign currency transactions in accordance with ASC 830, “Foreign Currency Matters” (“ASC 830”), specifically the guidance in subsection ASC 830-20, “Foreign Currency Transactions”. The U.S. dollar is the functional and reporting currency for the Company and its subsidiaries other than TRAQ Pvt Ltd. whose functional currency is the Indian Rupee. Pursuant to ASC 830, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting gains or losses upon settlement reported in foreign exchange gain (loss) in the computation of net income (loss). Gains or losses resulting from translation adjustments are reported under accumulated other comprehensive income (loss).

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

Results of Operations and Financial Condition for the Year Ended December 31, 2019 as Compared to the Year Ended December 31, 2018

Revenues

For the year ended December 31, 2019 compared to December 31, 2018, the Company’s revenues increased by $499,414, or 275%, from $181,318 in 2018 to $680,732 in 2019 due to the Company’s lack of trucking revenue being generated in TransportIQ offset by the revenues generated in TRAQ Pvt Ltd. post-acquisition in May 2019. The Company will continue to focus move towards an analytics model (solutions revenue) which is expected to bring in more revenue and higher profitability.

Cost of Sales

For the year ended December 31, 2019 compared to December 31, 2018, the Company’s cost of revenues increased by $252,277, or 141%, from $179,086 in 2018 to $431,363 in 2019 due to the Company’s lack of support services being incurred to accommodate the trucking services in TransportIQ offset by the cost of revenues generated in TRAQ Pvt Ltd. post-acquisition in May 2019. The Company will continue to move towards an analytics model which is expected to bring in more revenue and higher profitability.

Operating Expenses

For the year ended December 31, 2019 compared to December 31, 2018, the Company’s salary and salary related costs increased by $95,946, or 514%, from $18,669 in 2018 to $114,615 in 2019 due to the salary and salary related costs of TRAQ Pvt Ltd. post-acquisition in May 2019.

During the year ended December 31, 2019, compared to 2018, the Company’s professional fees increased by $129,607, or 82%, from $158,168 in 2018 to $287,775 in 2019. Our professional fees increased in 2019 compared to 2018 due the professional fees of TRAQ Pvt Ltd. post-acquisition in May 2019.

For the year ended December 31, 2019 compared to December 31, 2018, the Company’s rent expense increased by $86,532, or 3,712%, from $2,331 in 2018 to $88,863 in 2019 due to not renewing their office space in an effort to reduce their overhead and utilizing a virtual office offset by the rent expense of TRAQ Pvt Ltd. post-acquisition in May 2019.

For the year ended December 31, 2019 compared to December 31, 2018, the Company’s depreciation and amortization expense increased $42,840, from $0 in 2018 to $42,840 in 2019. The increase was the result of the depreciation and amortization expense on the fixed and intangible assets acquired in the TRAQ Pvt Ltd. acquisition.

For the year ended December 31, 2019 compared to December 31, 2018, the Company’s general and administrative expenses increased by $74,126, or 85%, from $86,793 in 2018 to $160,919 in 2019 primarily due to the lowering of overhead expenses in TransportIQ as the Company is moving towards an analytics model offset by the general and administrative expenses of TRAQ Pvt Ltd. post-acquisition in May 2019.

Interest Expense, net

For the year ended December 31, 2019 compared to December 31, 2018, the Company’s interest expense, net of interest income increased by $79,702, or 47%, from $170,462 in 2018 to $250,164 in 2019 due to higher levels of debt in 2019 and due to the debt incurred with respect to the TRAQ Pvt Ltd. acquisition in May 2019.

Forgiveness of Debt

For the year ended December 31, 2019 compared to December 31, 2018, the Company’s forgiveness of debt increased by $44,120 or 389%, from $11,330 in 2018 to $55,450 in 2019 due to forgiveness of payables.

Included in other income is $417,148 in 2019 for the recognized bargain purchase gain and $25,000 in 2018 that was other income related to the one-time sale of domain names.

Net Loss

For the year ended December 31, 2019 compared to December 31, 2018, the Company’s net loss decreased by $174,652, or 44%, from $397,861 in 2018 to $223,209 in 2019 due to the reduction of overhead expenses of due to the reduction of services related to TransportIQ offset by the increase in expenditures related to TRAQ Pvt Ltd. post-acquisition in May 2019.

Liquidity and Capital Resources

As of December 31, 2019, current assets were $818,830 and current liabilities outstanding amounted to $3,515,866 which resulted in a working capital deficit of $2,697,036. As of December 31, 2018, current assets were $13,806 and current liabilities outstanding amounted to $1,672,491 which resulted in a working capital deficit of $1,658,685.

Net cash used in operating activities was $516,509 for the year ended December 31, 2019 compared to $222,833 in 2018. Cash used in operations for 2019 and 2018 was the primarily related to the loss in operations offset by the bargain purchase gain, increases in accounts payable and accrued expenses and the changes in accounts receivable due to the lack of adequate cash flow of the Company.

The only investing activities for the year ended December 31, 2019, related to the cash and restricted cash of $234 and $185,399, respectively acquired in the TRAQ Pvt Ltd. acquisition and some acquisitions of fixed assets related to TRAQ Pvt Ltd. of $3,417.

Net cash provided by financing activities for the year ended December 31, 2019 was $523,667 compared to the year ended December 31, 2018 of $223,462. The cash provided by financing activities was the result of the issuance of long-term debt, including related parties, convertible notes from related and unrelated parties, offset by repayments on long term-debt which include related parties.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 1, 2020, the board of directors of TraqIQ, Inc. (the “Company”) approved the selection of AJSH & Co LLP (“AJSH”) as its independent registered public accounting firm replacing MAC Accounting Group, LLP (“MAC”).

(a) Dismissal of Independent Registered Public Accounting Firm

On February 1, 2020, the Company’s board of directors approved the dismissal of MAC as the Company’s independent registered public accounting firm and the Company accordingly notified MAC of such action effective as of that date.

The report of MAC on the Company’s consolidated balance sheet as of December 31, 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2018, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, other than the statements related to the Company’s ability to continue as a going concern.

In addition, during the fiscal year ended December 31, 2018, there were no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) between the Company and MAC with respect to any matter relating to accounting principles, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of MAC, would have caused MAC to make reference to the subject matter of the disagreement in its reports on the Company’s financial statements with respect to such periods.

MAC’s letter to the U.S. Securities and Exchange Commission stating its agreement with the statements in these paragraphs is filed as Exhibit 16.1 to this Current Report on Form 8-K.

(b) Engagement of New Independent Registered Public Accounting Firm

On February 1, 2020, the Company engaged AJSH as its new independent registered public accounting firm. During the fiscal year ended December 31, 2018 and through February 1, 2020, the date the Company engaged AJSH, the Company did not consult with AJSH regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2019, using the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s assessment, management has determined that there are material weaknesses due to the lack of segregation of duties and, due to the limited resources based on the size of the Company. Due to the material weaknesses management concluded that as of December 31, 2019, the Company’s internal control over financial reporting was ineffective. In order to address and resolve the weaknesses, the Company will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company’s financial means allow. To date, the Company’s limited financial resources have not allowed the Company to hire the additional personnel necessary to address the material weaknesses.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The following persons are our executive officers and directors as of May 30, 2020 and hold the positions set forth opposite their respective names. The members of the Board of Directors serve until the next annual meeting and a successor is appointed and qualified, or until resignation or removal.

Name	Age	Position	Date of Appointment
Ajay Sikka	52	Chairman of the Board, Director, Chief Executive Officer, President & Chief Financial Officer	July 19, 2017

James DuBois	56	Director	February 2, 2018

Greg Rankich	46	Director	May 11, 2019

Business Experience

The following is a brief description of the business experience of our executive officers and directors:

Ajay Sikka, Chairman and Director, President and Chief Financial Officer

Ajay Sikka, age 52, was appointed to our Board as its Chairman the Board appointed him as our Chief Executive Officer, President, Chief Financial and Accounting Officer on July 19, 2017. From May 2014 to the present, Mr. Sikka has served as Chief Executive Officer of OmniM2M, Inc., an IIoT hardware, software and services company. From March 2011 to the present, Mr. Sikka has also served as Chief Executive Officer of Ci2i Services, Inc., an IIoT analytics and marketing company that is focused on providing services and support to enterprise customers, including Microsoft, Staples, Accenture, and Pactera. From April 2004 to Feb 2011, Mr. Sikka served as Senior Director at Microsoft Corp. in Redmond, Washington, where he worked in multiple teams, including Law & Corporate affairs, Central IT, and Business Strategy. He also managed Microsoft’s CloudCRM team that provided Customer Relationship Management (CRM) services within Microsoft. From April 2000 to March 2004, Mr. Sikka served as Chief Executive Officer of IndiaHQ Solutions, Inc., a content provider (Websites, newspapers, Yellow pages) for the South Asian community. That company was sold in 2004. From April 1996 to April 2000, Mr. Sikka served as Group Manager at Microsoft Corp. in Redmond, Washington where he drove Microsoft’s internet business and content management initiatives with telecommunications and Internet service providers. He arrived at Microsoft subsequent to Microsoft’s purchase of Vermeer, that made the FrontPage product. Mr. Sikka is an active angel investor and board of director member for startup companies and new ventures in the Seattle area.

James DuBois, Director

James DuBois, age 56, is a member of our Board and was appointed to our Board on February 2, 2018. Mr. Dubois, currently serves as Global IT Advisor and Board Member at Expeditors International of Seattle, Washington. Mr. Dubois has guided IT and business transformation, corporate governance, customer-focused strategic product/services development, security, and risk management. While at Microsoft, as CIO and Chief Information Security Officer roles, directing IT modernization through corporate growth, turnaround, acquisitions integrations and divestitures.

Greg Rankich, Director

Greg Rankich, age 46, is a member of our Board and was appointed to our Board on May 11, 2019. Mr. Rankich, from May 2018 to present, is the co-founder and partner at Better U Today, which is a program designed to provide a simple and straightforward approach to help people achieve their ideal weight through food, education and lifestyle changes. From January 2017 to present, Mr. Rankich also serves as the managing partner of Kirkland REI, LLC which is a private real estate investment and management firm that focuses on four primary asset classes: Single Residential Properties, Multi-Family Properties, Commercial Properties and Land Acquisition. From July 2013 to present, Mr. Rankich serves as an Advisory Board Member of Ro Health, which is a rapidly growing medical staffing and home health agency. Ro Health supplies clients and patients with healthcare providers that are kind and caring. From July 2005 to May 2018, Mr. Rankich served as the Chief Executive Officer of Xtreme Consulting Group, Inc. an $80 million in revenue international services firm that employs best-in-class business and technology professionals who are focused on improving business performance for clients of all types and sizes. Digital Intelligence Systems acquired Xtreme on May 11, 2018. Prior to founding Xtreme, Mr. Rankich held many roles within Microsoft Corporation. In 2010, Mr. Rankich was a finalist for Ernst & Young “Entrepreneur of the Year” award. He is an active member of company boards and advisory panels and is also involved in numerous charities and non-profits in the northwest. Mr. Rankich graduated with a B.A. in International Business and a M.B.A. from Washington State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2019 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the years ended December 31, 2019 and 2018, compensation awarded to or paid to, or earned by, our Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”). We did not have any executive directors or officers that earned in excess of $100,000 during the years ended December 31, 2019 and 2018.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Ajay Sikka, CEO, CFO and Director	2018	$973	-	-	-	-	-	-	$973
	2019	$105,700	-	-	-	-	-	-	$105,700

We currently do not have any formal employment arrangement with Mr. Sikka and his compensation has not been fixed or based on any percentage calculations. The Board will make all decisions determining the amount and timing of his compensation if his annual compensation exceeds $50,000. In 2019 and 2018, Mr. Sikka received a salary of $105,700 and $973, respectively.

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards during in 2019 or 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding the ownership of our common stock as of May 30, 2020, by:

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

Title of Class	Name and Address of Beneficial Owner	Shares	Percent of Class

Preferred A Stock	Ajay Sikka(1) 14205 S.E. 36th St., Suite 100 Bellevue, WA 98006	50,000	100.00%

Common Stock	Ajay Sikka 14205 S.E. 36th St., Suite 100 Bellevue, WA 98006	15,154,384	55.52%

Common Stock	James DuBois, 11208 248 Ave NE, Redmond, WA 98053	0	0.00%

Common Stock	Greg Rankich	0	0.00%

Common Stock	All Officers and Directors as a Group (2 persons)	15,154,384	55.52%

Preferred Stock	All Officers and Directors as a Group (2 persons)	50,000	100.00%

5% or Greater
Common Stock	Virandra Sikka 14205 S.E. 36th St., Suite 100 Bellevue, WA 98006	3,264,412	11.96%

Common Stock	Swarn Thiara 6704 126th Street SE, Snohomish, WA 98296	2,600,000	9.53%

Common Stock	Dharam Vir Sikka 235 140th Avenue NE, Bellevue, WA 98005	1,823,568	6.68%

Common Stock	Ajay Sikka 14205 S.E. 36th St., Suite 100 Bellevue, WA 98006	15,154,384	55.52%
		22,842,364	83.68%
Preferred Stock	Ajay Sikka 14205 S.E. 36th St., Suite 100 Bellevue, WA 98006	50,000	100.00%

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

The details for amount due to related parties were as follows:

	2019	2018
December 31,
Amount due from related parties:
Ajay Sikka(1)	$1,221,737	$728,236
Kunaal Sikka(2)	15,000	15,000
Swarm Singh(3)	45,000	45,000
Satinder Thiara(4)	57,000	57,000
Dharam Sikka(5)	75,000	75,000
James DuBois(6)	20,000	20,000
Total	$1,433,737	$940,236

(1)	These advances from the CEO are unsecured, due on demand and bear interest at 15% annually.

(2)	Unsecured promissory note from Kunaal Sikka, the CEO’s son, dated September 13, 2018, in the amount of $15,000, at 12% annual interest maturing on December 31, 2019. On December 31, 2019 this note was in default and the interest changed to 18% per annum.

(3)	Note payable to Swarn Singh, father-in-law of the CEO, entered into January 2017 ($25,000) and February 2017 ($20,000), at interest rate of 15% annually (1.25% monthly). These are unsecured loans and both loans mature December 31, 2019. On December 31, 2019 these notes were in default and the interest changed to 21% annually (1.75% monthly).

(4)	Notes payable to Satinder Thiara entered into May 25, 2016 ($22,000) which is due December 31, 2021, December 13, 2016 ($10,000) which is due December 31, 2021, and May 1, 2018 ($25,000) which matures December 31, 2019 at interest rate of 15% annually (1.25% monthly). The May 1, 2018 note is in default and the interest rate changed to 21% annually (1.75% monthly).

(5)

Company entered into convertible notes with Dharam V. Sikka, father of CEO pursuant to a convertible note payable issued in August 2017 ($20,000), November 2017 ($30,000) and May 2018 ($25,000), with an interest rate of 6% and conversion terms as the Notes described above, maturing on December 31, 2019 and is convertible into shares of the Company’s common stock at a conversion rate equal to eighty percent (80%) of the average closing share price as quoted on the OTC Markets for the five (5) trading days prior to the date of conversion., On December 31, 2019 these notes were in default and the interest changed to 10% per annum.

(6)	Company entered into a convertible note with James DuBois, a director of the Company in November 2017 in the amount of $20,000, at a 6% annual interest rate and conversion terms as the Notes described in (5) above, initially maturing on July 31, 2018, extended to December 31, 2019, On December 31, 2019 these notes were in default and the interest changed to 10% per annum

Item 14. Principal Accounting Fees and Services.

The aggregate fees incurred for each of the last two years for professional services rendered by AJSH & Co LLP (“AJSH”) and MAC Accounting Group, LLP (“MAC”) the independent registered public accounting firms for the audits of the Company’s annual financial statements included in the Company’s Form 10-K and reviews of financial statements for its quarterly reports (Form 10-Q) are reported below. The Company engaged MAC on January 28, 2019 and they were dismissed on February 1, 2020, which is when AJSH was hired. The fees billed by AJSH and MAC relating to the audits for the years ended December 31, 2019 and 2018 were $30,000 and $44,000 are included in the amounts for December 31, 2019 and 2018 respectively.

	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total
2019	$30,000	$-	$-	$-	$30,000
2018	$44,000	$-	$-	$-	$44,000

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2019 and 2018.

Audit Related Fees

The aggregate fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported “Audit Fees” for the years ended December 31, 2019 and 2018.

Tax Fees

The aggregate fees billed for professional services rendered by principal accountant for tax compliance, tax advice and tax planning during the years ended December 31, 2019 and 2018.

All Other Fees

Other fees billed for products or services provided by the Company’s principal accountant during the years ended December 31, 2019 and 2018.

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

TraqIQ Inc.

Date: May 30, 2020	By:	/s/ Ajay Sikka
	Name:	Ajay Sikka
	Title:	Chairman of the Board of Directors & Chief Executive Officer
(Principal Executive Officer)

Date: May 30, 2020	By:	/s/ Ajay Sikka
	Name:	Ajay Sikka
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 30, 2020	By:	/s/ James DuBois
	Name:	James DuBois
	Title:	Director

Date: May 30, 2020	By:	/s/ Greg Rankich
	Name:	Greg Rankich
	Title:	Director

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of TraqIQ, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TraqIQ, Inc. and its subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations, changes in stockholders’ deficit, cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt about the Company Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $1,896,984 and working capital deficit of $2,697,036. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this uncertainty are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/AJSH & Co LLP

We have served as the Company’s auditor since 2020.

New Delhi, India

May 30, 2020

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

Midvale, Utah

March 25, 2019

TRAQIQ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

IN US$

	DECEMBER 31,	DECEMBER 31,
	2019	2018
ASSETS
Current Assets:
Cash	$9,094	$2,347
Accounts receivable, net	602,155	11,459
Prepaid expenses and other current assets	207,581	-

Total Current Assets	818,830	13,806

Fixed assets, net	48,681	-
Intangible assets, net	477,824	-
Restricted cash	182,627	-
Long-term investment	41,617	-
Right-of-use asset	537,268	-
Other assets	32,639	-

Total Non-current Assets	1,320,656	-

TOTAL ASSETS	$2,139,486	$13,806

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$883,845	$531,120
Cash overdraft	427,890	-
Accrued payroll and related taxes	291,586	-
Accrued taxes and duties payable	50,623	-
Current portion - lease liability	122,343	-
Current portion - long-term debt - related parties	1,306,737	845,236
Current portion - long-term debt	191,508	54,801
Current portion - convertible debt - long-term debt - related and unrelated parties	241,334	241,334

Total Current Liabilities	3,515,866	1,672,491

Long-term debt - related parties, net of current portion	32,000	-
Long-term debt, net of current portion	19,202	-
Lease liability, net of current portion	432,800	-

Total Non-current Liabilities	484,002	-

Total Liabilities	3,999,868	1,672,491

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par value, $0.0001, 10,000,000 shares authorized, Series A Convertible Preferred, 50,000 and 50,000 shares issued and outstanding, respectively	5	5
Common stock, par value, $0.0001, 300,000,000 shares authorized, 27,297,960 and 27,297,960 issued and outstanding, respectively	2,730	2,730
Additional paid in capital	12,623	12,355
Accumulated deficit	(1,896,984)	(1,673,775)
Accumulated other comprehensive income (loss)	21,244	-

Total Stockholders’ Deficit	(1,860,382)	(1,658,685)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,139,486	$13,806

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

IN US$

	2019	2018

REVENUE	$680,732	$181,318
COST OF REVENUE	431,363	179,086
GROSS PROFIT	249,369	2,232

OPERATING EXPENSES
Salaries and salary related costs	114,615	18,669
Professional fees	287,775	158,168
Rent expense	88,863	2,331
Depreciation and amortization expense	42,840	-
General and administrative expenses	160,919	86,793

Total Operating Expenses	695,012	265,961

OPERATING LOSS	(445,643)	(263,729)

OTHER INCOME (EXPENSE)
Bargain purchase gain	417,148	-
Other income	-	25,000
Forgiveness of debt	55,450	11,330
Interest expense, net of interest income	(250,164)	(170,462)
Total other income (expense)	222,434	(134,132)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(223,209)	(397,861)

Provision for income taxes	-	-

NET LOSS	$(223,209)	$(397,861)

Other comprehensive loss
Foreign currency translation adjustment	-	-
Comprehensive loss	$(223,209)	$(397,861)

Net loss per share - basic	$(0.01)	$(0.01)

Net loss per share - diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic	27,297,960	27,297,960

Weighted average common shares outstanding - diluted	27,297,960	27,297,960

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

IN US $

					Additional		Accumulated
					Paid-In		Other
	Series A Preferred		Common Stock		Capital -	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Common	Deficit	Income (Loss)	Total

Balance - December 31, 2017	50,000	$5	27,297,960	$2,730	$12,355	$(1,275,914)	$-	$(1,260,824)

Net loss for the year	-	-	-	-	-	(397,861)	-	(397,861)

Balance - December 31, 2018	50,000	5	27,297,960	2,730	12,355	(1,673,775)	-	(1,658,685)

Acquisition of Mann India	-	-	-	-	268	-	5,116	5,384

Net loss for the year	-	-	-	-	-	(223,209)	16,128	(207,081)

Balance - December 31, 2019	50,000	$5	27,297,960	$2,730	$12,623	$(1,896,984)	$21,244	$(1,860,382)

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

IN US$

	2019	2018
CASH FLOW FROM OPERTING ACTIVIITES
Net income (loss)	$(223,209)	$(397,861)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization of debt discount	-	16,377
Forgiveness of debt	-	(11,330)
Bargain purchase gain	(417,148)	-
Bad debt expense	60,460	-
Forgiveness of debt	(55,450)	-
Depreciation and amortization	42,840	-
Lease cost, net of repayment	13,226	-
Foreign currency (gain) loss	18,882	-
Changes in assets and liabilities
Accounts receivable	(153,492)	(7,266)
Prepaid expenses and other current assets	12,019	-
Other assets	(4,823)	-
Accounts payable and accrued expenses	238,873	177,247
Accrued payroll and payroll taxes	(29,669)	-
Accrued duties and taxes	(15,395)	-
Deferred revenue	(3,623)	-
Total adjustments	(293,300)	175,028
Net cash used in operating activities	(516,509)	(222,833)

CASH FLOWS FROM INVESTING ACTIVITES
Cash received in acquisition of Mann	234	-
Restricted cash received in acquisition of Mann	185,399	-
Acquisition of fixed assets	(3,417)	-
Net cash provided by investing activities	182,216	-

CASH FLOWS FROM FINANCING ACTIVITES
Decrease in cash overdraft	(36,691)	-
Proceeds from long-term debt - related parties	593,201	326,130
Repayment of long-term debt - related parties	(104,841)	(149,406)
Proceeds from long-term debt	143,600	97,500
Repayments of long-term debt	(71,602)	(75,762)
Proceeds from convertible notes - related and unrelated parties	-	25,000
Net cash provided by financing activities	523,667	223,462

NET INCREASE IN CASH AND
RESTRICTED CASH	189,374	629

CASH AND RESTRICTED CASH -
BEGINNING OF PERIOD	2,347	1,718

CASH AND RESTRICTED CASH -
END OF PERIOD	$191,721	$2,347

CASH PAID DURING THE PERIOD FOR:
Interest expense	$11,782	$17,646
Income taxes	$-	$-

SUMMARY OF NON-CASH ACTIVITIES:
Acquisition of Mann:
Accounts receivable	$506,951	$-
Prepaid and other current assets	216,956	-
Right-of-use asset	576,566	-
Fixed assets	68,260	-
Other assets	37,950	-
Investment	42,248	-
Customer relationships	448,800	-
Tradename	49,799
Accounts payable and accrued expenses	(173,197)	-
Accrued payroll and related taxes	(325,629)	-
Accrued duties and taxes	(66,765)	-
Lease liability	(585,207)	-
Deferred revenue	(3,618)	-
Debt	(90,314)	-
Cash overdraft	(471,017)	-
Cash	234	-
Restricted cash	185,399	-

Total net assets acquired	417,416	-

Consideration per Share Exchange Agreement	268	-

Goodwill/(Bargain Purchase Gain)	$(417,148)	$-

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation (“Mann”). On January 2, 2020, Mann changed its name to TRAQIQ Solutions Private Limited (“TRAQ Pvt Ltd”). Pursuant to the Share Exchange Agreement with Mann, the Company acquired 100% of the shares of Mann and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 1,329,272 shares of common stock of the Company valued at $268. The warrants will be exercisable as follows: (i) 100,771 warrants immediately; (ii) 859,951 warrants exercisable one-year after the date of closing; and (iii) 368,550 warrants exercisable two-years after the date of closing. This transaction is being recorded as a business combination under ASC 805.

The warrants that are exercisable in one-year and two-years are conditioned upon TRAQ Pvt Ltd. achieving certain revenue figures and pre-tax profit percentages. TRAQ Pvt Ltd. must achieve target revenue of $1.1 million (US$) and pre-tax profit of 25% (US$). Should TRAQ Pvt Ltd. be unable to achieve these criteria, the warrants will be reduced proportionately.

TRAQ Pvt Ltd. was established in May 2000 and is headquartered in New Delhi, India. TRAQ Pvt Ltd. is a leading software development company with which the advent of technology, has evolved as a mature and fast-growing company committed to provide reliable and cost-effective software solutions across industries all over the world.

TRAQ Pvt Ltd. has its own experienced team of software developers dedicated towards developing various kinds of customized software.

software.

TRAQ Pvt Ltd. provides services in the following areas: technology consultancy; business analytics and intelligence; enterprise mobility; enterprise application integration; crypto currency and blockchain implementation; software factory; and IT modernization.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the regulations of the United States Securities and Exchange Commission.

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

Foreign Currency Transactions

The Company accounts for foreign currency transactions in accordance with ASC 830, “Foreign Currency Matters” (“ASC 830”), specifically the guidance in subsection ASC 830-20, “Foreign Currency Transactions”. The U.S. dollar is the functional and reporting currency for the Company and its subsidiaries other than TRAQ Pvt Ltd. whose functional currency is the Indian Rupee. Pursuant to ASC 830, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting gains or losses upon settlement reported in foreign exchange gain (loss) in the computation of net income (loss). Gains or losses resulting from translation adjustments are reported under accumulated other comprehensive income (loss).

Reclassification

Certain prior period amounts have been reclassified to conform with current period presentation with no effect on the Company’s net loss, total assets, liabilities equity or cash flows.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company has no cash equivalents as of December 31, 2019 and 2018, respectively.

Restricted Cash

The Company’s restricted cash balance consists of time deposits with financial institutions which are valued at cost and approximate fair value. Interest earned on these deposits in included in interest income. The carrying value of our restricted cash at December 31, 2019 and December 31, 2018 was $182,627 and $0, respectively. The balances consist of time deposits pledged with financial institutions for a Line of Credit facility taken from Andhra Bank, issuance of overdraft limit.

Accounts Receivable and Concentration of Credit Risk

The Company considers accounts receivable, net of allowance for returns and doubtful accounts, to be fully collectible. The allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Management has determined that no allowance was required for the outstanding accounts receivable as of December 31, 2019 and December 31, 2018.

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

Intangible assets with definite useful lives are stated at cost less accumulated amortization. Intangible assets represent purchased intangible of TRAQ Pvt Ltd. which includes customer relationships and trademarks. The Company amortizes these intangible assets on a straight-line basis over their estimated useful lives of 15 years. OmniM2M has had and currently does have computer software development underway, however, has determined that the costs associated with this development, currently do not meet the requirements for capitalization under ASC 985-20-25. OmniM2M will continue to monitor the development of such software in relationship to the requirements under the ASC in the future to determine if capitalization is warranted.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Management has determined that no impairment of long-lived assets is required for the periods ended December 31, 2019 and December 31, 2018.

Capitalized Software Costs

In accordance with the relevant FASB accounting guidance regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time these costs are capitalized until the product is available for general release to customers. Once the technological feasibility is established per ASC 985-20, the Company capitalizes costs associated with the acquisition or development of major software for internal and external use in the balance sheet. Costs incurred to enhance the Company’s software products, after general market release of the services using the products, is expensed in the period they are incurred. The Company only capitalizes subsequent additions, modifications or upgrades to internally developed software to the extent that such changes allow the software to perform a task it previously did not perform. The Company expenses software maintenance and training costs as incurred. The Company has not capitalized any cost for software development for the years ended December 31, 2019 and 2018, respectively.

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

Professional Service Revenue

TRAQ Pvt Ltd. generally derives its revenues from professional and support services, which includes revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers using their systems. Revenue from arrangements with customers is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as discussed in ASC 606. In instances where multiple performance obligations are identified, the Company allocates the transaction price to each performance obligation based on relative selling prices of each distinct product or service, and recognizes revenue related to each performance obligation at the points in time that each performance obligation is satisfied. The Company’s performance obligation includes providing customization of software’s, selling of licenses, where the Company typically satisfies its performance obligations prior to the submission of invoices to the customer for such services. The Company’s performance obligation for consulting and technical support is delivered on as the work is being performed, which is satisfied prior to invoicing. The Company generally collects payment within 30 to 60 days of completion of the performance obligation and there are no agency relationships.

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

Unbilled revenue represents earnings in excess of billings as at the end of the reporting period. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the statements of operations.

TRAQ Pvt Ltd. has deferred the revenue and costs attributable to certain process transition activities with respect to its customers where such activities do not represent the culmination of a separate earnings process. Such revenue and costs are subsequently recognized ratably over the period in which the related services are performed. Further, the deferred costs are limited to the amount of the deferred revenues.

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

The following is a summary of revenue for the years ended December 31, 2019 and 2018, disaggregated by type:

	2019	2018
Trucking Revenue	$—	$144,127
Professional Services Revenue	654,374	—
Software Solution Revenue	26,358	37,191
	$680,732	$181,318

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

Lease Obligations

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities and operating lease liabilities, less current portion in the Company’s consolidated balance sheets.

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

TraqIQ, Inc., TraqIQ Solutions, OmniM2M and TransportIQ file a consolidated income tax return in the U.S. federal tax jurisdiction and various state tax jurisdictions. TRAQ Pvt Ltd. files income tax returns in all India tax jurisdictions. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. The India tax returns of TRAQ Pvt Ltd. are subject to examination by the India Income Tax Department and India state taxing authority, generally for 12 months after the relevant tax year, 24 months after the relevant tax year in case transfer pricing provisions are applicable.

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

Defined Benefit Plan

In accordance with the Payment of Gratuity Act, 1972, applicable for Indian companies, TRAQ Pvt Ltd. provides for a lump sum payment to eligible employees, at retirement or termination of employment based on the last drawn salary and years of employment with the Company. Current service costs for defined benefit plans are accrued in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by Mann. TRAQ Pvt Ltd. records annual amounts relating to its defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. TRAQ Pvt Ltd. reserves its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. TRAQ Pvt Ltd.’s obligation in respect of the gratuity plan, which is a defined benefit plan, is provided for based on actuarial valuation.

Other Long-Term Employee Benefits

TRAQ Pvt Ltd.’s net obligation in respect of leave encashment is the amount of future benefit that employees have earned in return for their service in the current and prior periods; that benefit is discounted to determine its present value, and the fair value of any related assets is deducted. The discount rate is based on the prevailing market yields of Indian government securities at the reporting date that have maturity dates approximating the terms of TRAQ Pvt Ltd.’s obligations. The calculation is performed using the projected unit credit method. Any actuarial gains or losses are recognized.

Investments

The Company’s investments are in debt and equity instruments. These investments are accounted for in accordance with ASC 320 Investments – Debt Securities and ASC 321 Investments – Equity Securities. Interest earned under such investments are included in interest income.

Segment Reporting

For purposes of segment disclosures, two or more operating segments should be grouped only if the segments meet all the requirements of paragraph 280-10-50-11, including the requirements for similar economic characteristics.

As a result, all operating units perform similar services, and approximately 99% of the Company’s revenue is generated from its Indian subsidiary. The Company believes that no segment reporting is required as all remaining operations outside of the Indian subsidiary is immaterial.

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

Going Concern

The Company has an accumulated deficit of $1,896,984 and a working capital deficit of $2,697,036, as of December 31, 2019, and a working capital deficit of $1,658,685 as of December 31, 2018. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

In May 2019, the Company acquired 100% of the shares of TRAQ Pvt Ltd. and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 1,329,272 shares of common stock of the Company. This acquisition will assist the Company in operations and cash flow.

The Company plans to raise additional capital to carry out its business plan. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing and the successful development of the Company’s contemplated plan of operations, ultimately, to profitable operations, are necessary for the Company to continue operations.

NOTE 3: ACQUISITION OF TRAQ PVT LTD.

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation. On January 2, 2020, the name of this company was changed to TRAQIQ Solutions Private Limited. Pursuant to the Share Exchange Agreement with TRAQ Pvt Ltd., the Company acquired 100% of the shares of TRAQ Pvt Ltd. and assumed certain net liabilities) in exchange for warrants exercisable over a five-years to purchase 1,329,272 shares of common stock of the Company valued at $268. The warrants will be exercisable as follows: (i) 100,771 warrants immediately upon closing; (ii) 859,951 warrants exercisable one-year after the date of closing; and (iii) 368,550 warrants exercisable two-years after the date of closing.

The warrants that are exercisable in one-year and two-years are conditioned upon TRAQ Pvt Ltd. achieving certain revenue figures and pre-tax profit percentages. TRAQ Pvt Ltd. must achieve target revenue of $1.1 million (US$) and pre-tax profit of 25% (US$). Should TRAQ Pvt Ltd. be unable to achieve these criteria, the warrants will be reduced proportionately.

The Company acquired the assets and liabilities noted below in exchange for the warrants noted herein and accounted for the acquisition in accordance with ASC 805. As a result, total consideration was equal to the value of the warrants of $268, as stated in the agreement, and the Company recognized a gain on bargain purchase in the amount of $417,148. In accordance with ASC 805-20-50-4A, based on the book values which approximate fair values at the effective date of acquisition, the purchase price was recorded as follows:

Cash (including restricted cash of $185,399)	$185,633
Accounts receivables, net	506,951
Prepaid expenses and other current assets	216,956
Right-of-use asset	576,566
Fixed assets	68,260
Customer relationships	448,800
Tradenames	49,799
Investment	42,248
Other assets	37,950
Accounts payable and accrued expenses	(173,197)
Accrued payroll and related taxes	(325,629)
Accrued duties and taxes	(66,765)
Lease liability	(585,207)
Deferred revenue	(3,618)
Cash overdraft	(471,017)
Debt – related parties	(61,273)
Debt	(29,041)
$417,416

The customer relationships and tradenames are being amortized over fifteen years.

The difference between the net assets acquired of $417,416, and the consideration paid (in the form of warrants) of $268 represents a bargain purchase gain of $417,148.

Since the acquisition TRAQ Pvt Ltd. has recorded $654,374 in revenues and a loss of $26,983 that are included in consolidated results.

The following table shows pro-forma results for the years December 31, 2019 and December 31, 2018 as if the acquisition had occurred on January 1, 2018. These unaudited pro forma results of operations are based on the historical financial statements and related notes of TRAQ Pvt Ltd. and the Company.

	For the year ended December 31, 2019	For the year ended December 31, 2018
Revenues	$1,143,606	$1,236,665
Net income (loss)	$(166,533)	$(726,273)
Net income (loss) per share	$(0.01)	$(0.03)

NOTE 4: CASH AND RESTRICTED CASH

Cash and restricted cash are as follows:

	December 31, 2019	December 31, 2018
Cash on hand	$252	$-
Bank balances	8,842	2,347
Restricted cash	182,627	-
Total	$191,721	$2,347

ASU 2016-18, “Statements of Cash Flows” (Topic 230) was adopted by the Company in 2017. In accordance with this standard, restricted cash and restricted cash equivalents is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statements of Cash Flows. During the years ended December 31, 2019 and December 31, 2018, there were no cash equivalents.

NOTE 5: FIXED ASSETS

The Company’s property and equipment is as follows:

	December 31, 2019	December 31, 2018

Property and equipment – TRAQ Pvt Ltd.	$650,621	$-
Less: accumulated depreciation	(601,940)	-

Net	$48,681	$-

Depreciation expense for the years ended December 31, 2019 and 2018 was $22,065 and $0, respectively.

NOTE 6: INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	December 31, 2019	December 31, 2018

Customer relationships	$448,800	$-
Tradenames	49,799
Less: accumulated amortization	(20,775)	-

Net	$477,824	$-

Amortization expense for the years ended December 31, 2019 and 2018 was $20,775 and $0, respectively.

NOTE 7: LONG-TERM INVESTMENT

The Company’s long-term investment is as follows:

	December 31, 2019	December 31, 2018

Equity Security – Compulsorily Convertible Debenture	$41,617	$-

The investment the Company has in a 1% Compulsorily Convertible Debenture for the period of seven years are neither to be redeemed by the issuing entity nor are redeemable at the option of the investor, therefore this has been considered an equity security. The Company has elected to measure the equity security at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

NOTE 8: LONG-TERM DEBT RELATED PARTIES

The following is a summary of the current portion - long-term debt - related parties as of December 31, 2019 and December 31, 2018:

		December 31, 2019	December 31, 2018
Unsecured advances - CEO	(a)	$1,221,737	$728,236

Notes payable - Satinder Thiara	(b)	57,000	57,000

Promissory note – Kunaal Sikka	(c)	15,000	15,000

Notes payable – Swarn Singh	(d)	45,000	45,000

		1,338,737	845,236
Current portion of long-term det related parties		(1,306,737)	(845,236)
Long-term debt – related parties		$32,000	$-

(a)	This is an unsecured advance from the CEO originally entered into January 1, 2015. The note bears interest at 15% annually (1.25% monthly) and are due on demand. For the years ended December 31, 2019 and 2018, the Company repaid $99,700 and $149,406, the CEO made additional advances of $593,201 and $286,130, Interest expense on this loan for the years ended December 31, 2019 and 2018 was $153,588 and $99,800. Accrued interest on this loan at December 31, 2019 and December 31, 2018 is $443,519 and $289,931, respectively.

(b)	Notes payable to Satinder Thiara entered into May 25, 2016 ($22,000) which is due December 31, 2021, December 13, 2016 ($10,000) which is due December 31, 2021, and May 1, 2018 ($25,000) which matured December 31, 2019 at interest rate of 15% annually (1.25% monthly). These are unsecured loans. Interest expense on these loans for the years ended December 31, 2019 and 2018 was $8,550 and $7,372, respectively. Accrued interest on these loans at December 31, 2019 and 2018 is $22,923 and $14,373, respectively. Satinder Thiara is a shareholder of the Company and the CEO’s wife. The May 1, 2018 note is in default as of December 31, 2019. As a result the interest rate was changed to 21% annually (1.75% monthly).

(c)	Unsecured promissory note from Kunaal Sikka, the CEO’s son, dated September 13, 2018, in the amount of $15,000, maturing on December 31, 2019, and accruing interest at an annual rate of 12%. Interest expense on these loans for the years ended December 31, 2019 and 2018 was $1,800 and $540, respectively. Accrued interest on these loans at December 31, 2019 and 2018 is $2,340 and $540, respectively. The note is in default as of December 31, 2019. As a result the interest rate was changed to 18% annually (1.50% monthly).

(d)	Note payable to Swarn Singh, father-in-law of the CEO, entered into January 3, 2017 ($25,000) and February 1, 2017 ($20,000) at interest rate of 15% annually (1.25% monthly). These are unsecured notes. Interest expense on these loans for the years ended December 31, 2019 and 2018 was $6,750 and $6,887, respectively. Accrued interest on these loans at December 31, 2019 and 2018 is $19,970 and $13,220, respectively. Both notes are due December 31, 2019. The notes are in default as of December 31, 2019. As a result the interest rate was changed to 21% annually (1.75% monthly).

NOTE 9: LONG-TERM DEBT

The following is a summary of the long-term debt as of December 31, 2019 and December 31, 2018:

		December 31, 2019	December 31, 2018
Promissory notes - Kabbage	(a)	$23,826	$36,687
Promissory notes – Loan Builder	(b)	-	12,114
Other debt – in default	(c)	6,000	6,000
Yukti Securities Private Limited	(d)	4,660	-
Lathika Regunathan	(e)	-	-
Noor Qazi	(f)	50,562	-
Auto loan – ICICI Bank	(g)	25,662	-
Baxter Credit Union	(h)	100,000	-
Total		$210,710	$54,801
Current portion		(191,508)	(54,801)
Long-term debt, net of current portion		$19,202	$-

(a)	Multiple monthly loan agreements with Kabbage. Each of these loans has a six-month duration with interest and fees spread over the 6 months.

(b)	Business loan agreement with LoanBuilder in August 2018 in the amount of $18,000, payable in 52 weekly payments of $409, including interest.

(c)	Note payable to an individual for $7,500, issued in May 2018 as consideration for services, due in June 2018, and bearing no interest. During the year ended December 31, 2018, the Company made a payment of $1,500 against the note and the Company has withheld payment of the remaining amount pending receipt of amounts due from the service provider.
(d)	Loan payable to Yukti Securities Private Limited is an unsecured loan which is due on demand.

(e)	Unsecured loan from Lathika Regunathan, individual, is due on demand. This loan was paid off in the three months ended December 31, 2019.

(f)	Unsecured loan from Noor Qazi, individual, is due on demand.

(g)	Loan payable with ICICI Bank, secured by the vehicle the loan was taken for. Payments are monthly at $752, through maturity in May 2023. Of the amount outstanding, the following represents the maturity: Current (2020) - $6,460; 2021 - $7,288; 2022 - $7,952; and 2023 - $3,962.

(h)	Revolving loan in the amount of $100,000 at 4% interest per annum due December 30, 2020. The loan is guaranteed by the CEO of the Company.

NOTE 10: CURRENT PORTION - CONVERTIBLE DEBT – RELATED AND UNRELATED PARTIES

The following is a summary of current portion - convertible debt - related and unrelated parties as of December 31, 2019 and December 31, 2018:

		December 31, 2019	December 31, 2018
Face value of notes – related party	(a)	$95,000	$95,000

Face value of notes – unrelated parties	(a)	98,077	98,077

Excess of the fair value of shares issuable over the face value of the convertible notes	(a)	48,257	48,257

		$241,334	$241,334

(a)	In connection with the reverse merger in July 2017, the Company and two stockholders, who had provided related party advances to the Company, agreed to exchange their related party advances for 6% Convertible Promissory Notes that were originally due on January 15, 2018 (the “Notes”) in the amount of $68,077. From August 2017 through November 2017, the Company issued additional notes to four different parties (two of which were related parties) in the principal amount of $100,000 ($70,000 to related parties). In January 2018, the holders of the Notes agreed to extend the maturity to April 30, 2018, and in April 2018, agreed to further extend the maturity of certain notes to June or July 2018. During the year ended December 31, 2018, the maturity of the notes were further extended to March 31, 2019 and then again to periods ranging from June 30, 2019 to December 31, 2019. The Notes bear simple interest at 6% unless the Company defaults, which increases the interest rate to 10%. The Holders, at their option, can elect to convert the principal plus any accrued interest, into shares of the Company’s common stock at a conversion rate equal to eighty percent (80%) of the average closing share price as quoted on the OTC Markets for the five (5) trading days prior to the date of conversion. There are two notes that had a maturity date of June 30, 2019, with the remaining notes having a maturity date of December 31, 2019. These notes have not been extended and are currently in default. The Company has classified these notes as current liabilities. The Company has accrued the default interest on the two notes from July 1, 2019 through December 31, 2019.

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

The Company recorded interest expense of $12,958and $11,215 for the years ended December 31, 2019 and 2018, respectively, for these convertible notes. Accrued interest on the convertible notes was $27,936 and $14,979 at December 31, 2019 and 2018, respectively.

The Company is not currently trading on any exchange and was not for the years ended December 31, 2019 and December 31, 2018, respectively. The Company does not have a share price and has calculated the stock-settled liability in accordance with ASC 835-30 which establishes the monetary value at settlement of these instruments at fair value.

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

Common Stock

As of December 31, 2019, the Company has 27,297,960 shares issued and outstanding.

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

Warrants

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation. Pursuant to the Share Exchange Agreement, the Company acquired 100% of the shares of TRAQ Pvt Ltd. and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 1,329,272 shares of common stock of the Company valued at $268. The warrants will be exercisable as follows: (i) 100,771 warrants immediately upon closing; (ii) 859,951 warrants exercisable one-year after the date of closing; and (iii) 368,550 warrants exercisable two-years after the date of closing. The value of the transaction totaled $268 and is reflected as an increase to additional paid in capital.

NOTE 12: OPERATING LEASE

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of January 1, 2019 and will account for their lease in terms of the right of use assets and offsetting lease liability obligations for this new lease under this pronouncement. In accordance with ASC 842 - Leases, effective January 1, 2019, the Company up until May 16, 2019 did not have any long-term lease commitments. On May 17, 2019 with the Company’s acquisition of TRAQ Pvt Ltd., recorded a lease right of use asset and a lease liability at present value of $576,566 and $585,207, respectively. The Company is recording this amount at present value, in accordance with the standard, using an incremental borrowing rate by adjusting the benchmark reference rates with appropriate financing spreads and lease specific adjustments for the effects of collateral. The right of use asset will be composed of the sum of all lease payments plus any initial direct cost and will be straight line amortized over the life of the expected lease term. For the expected term of the lease the Company will use the term of the nine-year lease. This lease will be treated as an operating lease under the new standard.

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

The lease right of use asset of $592,909 will be amortized on a straight-line basis over the term of the lease. For the year ended December 31, 2019 the Company recorded a rent expense of $74,214. As of December 31, 2019, the value of the unamortized lease right of use asset is $537,268. As of December 31, 2019, the Company’s lease liability was $555,143.

Remaining Lease Obligation by calendar year (undiscounted cash flows)
2020	$122,343
2021	125,670
2022	131,611
2023	140,695
2024	144,520
2025 and thereafter	163,494
Total lease payments	828,333
Less: Imputed interest	273,190
Present value of lease liabilities	$555,143

nOTE 13: CONCENTRATIONS

During the years ended December 31, 2019 and 2018, the Company had two major customers comprising 82% of revenues and two major customers comprising 91% of revenues, respectively. A major customer is defined as a customer that represents 10% or greater of total revenues. There was 67% and 77% of accounts receivable two and two customers as of December 31, 2019 and December 31, 2018, respectively.

During the year ended December 31, 2018, approximately 84% of the Company’s cost of sales was incurred through the use of five vendors.

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

NOTE 15: PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2019 and 2018 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to the valuation allowance to fully reserve net deferred tax assets.

All United States based entities:

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2019 and 2018:

	2019	2018
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	7.50%	7.50%
Temporary differences	(0.82)%	7.75%
Permanent differences	(7.41)%	(0.71)%
Impact of Tax Reform Act	(0.00)%	(0.00)%
Change in valuation allowance	(20.27)%	(35.54)%
Totals	0.00%	0.00%

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

	As of	As of
	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating losses before non-deductible items	$486,714	$417,735
Depreciation	(1,616)	(2,827)
Related party accrued interest	-	32,344
Total deferred tax assets	485,098	447,252
Less: Valuation allowance	(485,098)	(447,252)

Net deferred tax assets	$-	$-

As of December 31, 2019, the Company has a net operating loss carry forward of $1,807,667 expiring through 2037. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code. The valuation allowance was increased by $37,846 in 2019.

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

The Company classifies income tax penalties and interest, if any, as part of other general and administrative expenses in the accompanying consolidated statements of operations. The Company did not expense any penalties or interest during the years ended December 31, 2019 or December 31, 2018 and did not accrue any penalties or interest as of December 31, 2019 or December 31, 2018.

India based entity:

Significant components of deferred tax liabilities as at December 31, 2019 (was acquired May 2019):

As of
December 31, 2019
Deferred Tax Assets:
Difference between book and tax base of fixed assets	$56,696
Provision for gratuity	22,253
Provision for leave encashment	8,598
Operating lease	2,339
NOL carryforward (based on last tax return filed per Indian Income Tax laws)	11,404
MAT credit	8,860
Deferred Tax Assets	110,150

Net Deferred Tax Assets	110,150
Less: Valuation allowance	(110,150)
Net Deferred Tax Asset	$-

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases.

At December 31, 2019, the Company performed an analysis of the deferred tax asset valuation allowance due to management’s uncertainty about its realization. The Company when necessary will record a valuation allowance against this deferred tax asset. Based on the analysis, the Company has provided a valuation allowance against the full amount of said Deferred Tax Assets of $110,150 due to management’s uncertainty about its realization.

nOTE 16: EMPLOYEE BENEFIT PLANS

TRAQ Pvt Ltd.’s Gratuity Plan provides for lump sum payment to vested employees on retirement or upon termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities with regard to the Gratuity Plans are determined by actuarial valuation using the projected unit credit method. Current service costs for the Gratuity Plan are accrued in the year to which they relate. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans are recognized and amortized over the remaining period of service of the employees.

The benefit obligation has been measured as of December 31, 2019. The gratuity plan is unfunded. The following table sets forth the activity of the Gratuity Plans and the amounts recognized in the Company’s financial statements for the period May 16, 2019 through December 31, 2019:

Period May 16, 2019 through
December 31, 2019
Change in projected benefit obligation:
Projected benefit obligation as of May 16, 2019	$65,550
Service cost	6,982
Interest cost	3,106
Benefits paid	(1,932)
Actuarial gain (loss) on the Obligation	13,086
Effect of exchange rate changes	(1,198)
$85,594

Projected benefit obligation as of December 31, 2019
Unfunded amount – non-current	$74,781
Unfunded amount - current	10,813
Total accrued liability	$85,594

Components of net period benefit costs:
Service cost	$6,982
Interest cost	3,106
Actuarial gain (loss) on the Obligation	11,888
$21,976

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

Discount rate	6.70% per annum

Rate of increase in compensation levels	10.00 % per annum

Leave Encashment:

The other long-term employee benefits has been measured as of December 31, 2019. The following table sets forth the activity of the leave encashment and the amounts recognized in TRAQ Pvt Ltd.’s financial statements at the end of the period May 16, 2019 through December 31, 2019:

Period May 16, 2019 through
December 31, 2019
Change in projected benefit obligation:
Projected benefit obligation as of May 16, 2019	$24,243
Service cost	3,646
Interest cost	940
Benefits paid	(919)
Actuarial gain (loss) on the Obligation	5,617
Effect of exchange rate changes	(457)
$33,070

Projected benefit obligation as of December 31, 2019
Unfunded amount – non-current	$5,388
Unfunded amount - current	27,682
Total accrued liability	$33,070

Components of net period benefit costs:
Service cost	$3,646
Interest cost	940
Actuarial gain (loss) on the Obligation	5,160
$9,746

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

Discount rate	6.70% per annum

Rate of increase in compensation levels	10.00 % per annum

nOTE 17: SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events”, through the date which the consolidated financial statements were available to be issued and there are no material subsequent events to report.

