Form 10-Q
period 2020-06-30
TRAQIQ, INC.
filed 2020-08-07
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, there were 27,297,960 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

Item 1. Financial Statements

Page No.

Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	5

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Six and Three Months Ended June 30, 2020 and 2019 (unaudited)	6

Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Six Months Ended June 30, 2020 and Year Ended December 31, 2019 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

IN US$

	JUNE 30,	DECEMBER 31,
	2020	2019
ASSETS

Current Assets:
Cash	$2,825	$9,094
Accounts receivable, net	510,587	602,155
Note receivable - related party	174,563	-
Prepaid expenses and other current assets	248,838	207,581

Total Current Assets	936,813	818,830

Fixed assets, net	40,048	48,681
Intangible assets, net	461,204	477,824
Restricted cash	172,344	182,627
Long-term investment	39,273	41,617
Right-of-use asset	465,037	537,268
Other assets	30,801	32,639

Total Non-current Assets	1,208,707	1,320,656

TOTAL ASSETS	$2,145,520	$2,139,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,104,474	$883,845
Cash overdraft	441,235	427,890
Accrued payroll and related taxes	281,864	291,586
Accrued taxes and duties payable	67,966	50,623
Current portion - lease liability	50,349	122,343
Current portion - long-term debt - related parties	1,426,561	1,306,737
Current portion - long-term debt	173,951	191,508
Current portion - convertible debt - long-term debt - related and unrelated parties	241,334	241,334

Total Current Liabilities	3,787,734	3,515,866

Long-term debt - related parties, net of current portion	32,000	32,000
Long-term debt, net of current portion	49,703	19,202
Lease liability, net of current portion	437,306	432,800

Total Non-current Liabilities	519,009	484,002

Total Liabilities	4,306,743	3,999,868

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par value, $0.0001, 10,000,000 shares authorized, Series A Convertible Preferred, 50,000 and 50,000 shares issued and outstanding, respectively	5	5
Common stock, par value, $0.0001, 300,000,000 shares authorized, 27,297,960 and 27,297,960 issued and outstanding, respectively	2,730	2,730
Additional paid in capital	12,623	12,623
Accumulated deficit	(2,160,218)	(1,896,984)
Accumulated other comprehensive income (loss)	(16,363)	21,244

Total Stockholders’ Deficit	(2,161,223)	(1,860,382)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,145,520	$2,139,486

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2020 AND 2019

IN US$

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019

REVENUE	$521,319	$138,358	$230,258	$132,793
COST OF REVENUE	268,683	90,467	129,545	86,396
GROSS PROFIT (LOSS)	252,636	47,891	100,713	46,397

OPERATING EXPENSES
Salaries and salary related costs	94,639	33,559	48,214	32,959
Professional fees	115,135	75,349	55,253	28,506
Rent expense	63,895	17,967	30,886	17,682
Depreciation and amortization expense	24,806	9,437	12,076	9,437
General and administrative expenses	61,419	46,187	26,661	29,469

Total Operating Expenses	359,894	182,499	173,090	118,053

OPERATING LOSS	(107,258)	(134,608)	(72,377)	(71,656)

OTHER INCOME (EXPENSE)
Bargain purchase gain	-	417,148	-	417,148
Other income	10,000	-	10,000	-
Interest expense, net of interest income	(165,170)	(98,718)	(81,986)	(54,668)
Total other income (expense)	(155,170)	318,430	(71,986)	362,480

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(262,428)	183,822	(144,363)	290,824

Provision for income taxes	806	-	(3)	-

NET INCOME (LOSS)	$(263,234)	$183,822	$(144,360)	$290,824

Other comprehensive income (loss)
Foreign currency translations adjustment	(37,607)	15,502	(11,447)	15,502
Comprehensive income (loss)	$(300,841)	$199,324	$(155,807)	$306,326

Net income (loss) per share	$(0.01)	$0.01	$(0.01)	$0.01

Net income (loss) per share	$(0.01)	$0.01	$(0.01)	$0.01

Weighted average common shares outstanding - basic	27,297,960	27,297,960	27,297,960	27,297,960

Weighted average common shares outstanding - diluted	27,322,960	27,322,960	27,347,960	27,347,960

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND YEARS ENDED DECEMBER 31, 2019

IN US $

	Series A Preferred		Common Stock		Additional Paid-In Capital -	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Common	Deficit	Income (Loss)	Total

Balance - December 31, 2018	50,000	$5	27,297,960	$2,730	$12,355	$(1,673,775)	$-	$(1,658,685)

Net loss for the period	-	-	-	-	-	(107,002)	-	(107,002)

Balance - March 31, 2019	50,000	5	27,297,960	2,730	12,355	(1,780,777)	-	(1,765,687)

Acquisition of Mann-India	-	-	-	-	268	-	5,116	5,384

Net income for the period	-	-	-	-	-	290,824	15,502	306,326

Balance - June 30, 2019	50,000	5	27,297,960	2,730	12,623	(1,489,953)	20,618	(1,453,977)

Net loss for the period	-	-	-	-	-	(267,246)	(17,578)	(284,824)

Balance - September 30, 2019	50,000	5	27,297,960	2,730	12,623	(1,757,199)	3,040	(1,738,801)

Net income (loss) for the period	-	-	-	-	-	(139,785)	18,204	(121,581)

Balance - December 31, 2019	50,000	5	27,297,960	2,730	12,623	(1,896,984)	21,244	(1,860,382)

Net income (loss) for the period	-	-	-	-	-	(118,874)	(26,160)	(145,034)

Balance - March 31, 2020	50,000	5	27,297,960	2,730	12,623	(2,015,858)	(4,916)	(2,005,416)

Net income (loss) for the period	-	-	-	-	-	(144,360)	(11,447)	(155,807)

Balance - June 30, 2020	50,000	$5	27,297,960	$2,730	$12,623	$(2,160,218)	$(16,363)	$(2,161,223)

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

IN US$

	2020	2019
CASH FLOW FROM OPERATING ACTIVIITIES
Net income (loss)	$(263,234)	$183,822
Adjustments to reconcile net income (loss) to net cash used in operating activities
Bargain purchase gain	-	(417,148)
Bad debt expense	-	14,311
Depreciation and amortization	24,806	9,437
Lease cost, net of repayment	5,724	2,880
Foreign currency (gain) loss	(10,401)	(277)
Changes in assets and liabilities
Accounts receivable	56,303	(121,591)
Prepaid expenses and other current assets	(84,563)	48,589
Other assets	-	(4,276)
Accounts payable and accrued expenses	215,446	77,039
Accrued payroll and payroll taxes	20,526	3,239
Accrued duties and taxes	20,105	940
Deferred revenue	-	(456)
Total adjustments	247,946	(387,313)
Net cash used in operating activities	(15,288)	(203,491)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition of Mann	-	234
Restricted cash received in acquisition of Mann	-	185,399
Advances of note receivable - related party	(173,802)	-
Acquisition of fixed assets	(2,011)	-
Net cash used in investing activities	(175,813)	185,633

CASH FLOWS FROM FINANCING ACTIVITES
Increase (decrease) in cash overdraft	37,277	(78,801)
Proceeds from long-term debt - related parties	144,759	326,273
Repayment of long-term debt - related parties	(25,000)	(6,500)
Proceeds from long-term debt	42,797	13,000
Repayments of long-term debt	(25,284)	(47,033)
Proceeds from convertible notes - related and unrelated parties	-	-
Net cash provided by financing activities	174,549	206,939

NET INCREASE (DECREASE) IN CASH AND
RESTRICTED CASH	(16,552)	189,081

CASH AND RESTRICTED CASH -
BEGINNING OF PERIOD	191,721	2,347

CASH AND RESTRICTED CASH -
END OF PERIOD	$175,169	$191,428

CASH PAID DURING THE PERIOD FOR:
Interest expense	$55,484	$13,177
Income taxes	$946	$-

SUMMARY OF NON-CASH ACTIVITIES:
Acquisition of Mann:
Accounts receivable	$-	$506,951
Prepaid and other current assets	-	216,956
Right-of-use asset	-	576,566
Fixed assets	-	68,260
Other assets	-	37,950
Investment	-	42,248
Customer relationships	-	448,800
Tradename	-	49,799
Accounts payable and accrued expenses	-	(173,197)
Accrued payroll and related taxes	-	(325,629)
Accrued duties and taxes	-	(66,765)
Lease liability	-	(585,207)
Deferred revenue	-	(3,618)
Long-term debt	-	(90,314)
Cash overdraft	-	(471,017)
Cash	-	234
Restricted cash	-	185,399

Total net assets acquired	-	417,416

Consideration per Share Exchange Agremeent	-	268

Goodwill/(Bargain Purchase Gain)	$-	$(417,148)

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

The warrants that are exercisable in one-year and two-years are conditioned upon TRAQ Pvt Ltd. achieving certain revenue figures and pre-tax profit percentages. TRAQ Pvt Ltd. must achieve target revenue of $1.1 million (US$) and pre-tax profit of 25% (US$). Should TRAQ Pvt Ltd. be unable to achieve these criteria, the warrants will be reduced proportionately. As there were certain challenges with respect to the COVID pandemic, the Company has waived the requirement for the exercisability of the warrants that became exercisable at the end of year one.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the regulations of the United States Securities and Exchange Commission. The condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. In their opinion, such financial information includes all adjustments considered necessary for a fair presentation at such date and the operating results and cash flows for such periods. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10-K filed with the SEC on May 30, 2020. Interim results of operations for the six months ended June 30, 2020 are not necessarily indicative of future results for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less of $2,825 and $9,094 as of June 30, 2020 and December 31, 2019, respectively.

Restricted Cash

The Company’s restricted cash balance consists of time deposits with financial institutions which are valued at cost and approximate fair value. Interest earned on these deposits in included in interest income. The carrying value of our restricted cash at June 30, 2020 and December 31, 2019 was $172,344 and $182,627, respectively. The balances consist of time deposits pledged with financial institutions for a Line of Credit facility taken from Andhra Bank, issuance of overdraft limit.

Accounts Receivable and Concentration of Credit Risk

The Company considers accounts receivable, net of allowance for returns and doubtful accounts, to be fully collectible. The allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Management has determined that no allowance was required for the outstanding accounts receivable as of June 30, 2020 and December 31, 2019.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Management has determined that no impairment of long-lived assets is required for the periods ended June 30, 2020 and December 31, 2019.

Capitalized Software Costs

In accordance with the relevant FASB accounting guidance regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time these costs are capitalized until the product is available for general release to customers. Once the technological feasibility is established per ASC 985-20, the Company capitalizes costs associated with the acquisition or development of major software for internal and external use in the balance sheet. Costs incurred to enhance the Company’s software products, after general market release of the services using the products, is expensed in the period they are incurred. The Company only capitalizes subsequent additions, modifications or upgrades to internally developed software to the extent that such changes allow the software to perform a task it previously did not perform. The Company expenses software maintenance and training costs as incurred. The Company has not capitalized any cost for software development for the six months ended June 30, 2020 and 2019, respectively.

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

The following is a summary of revenue for the six ended June 30, 2020 and 2019, disaggregated by type:

	2020	2019
Professional Services Revenue	$463,385	$129,913
Software Solution Revenue	57,934	8,445
	$521,319	$138,358

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

Going Concern

The Company has an accumulated deficit of $2,160,218 and a working capital deficit of $2,850,921, as of June 30, 2020, and a working capital deficit of $2,697,036 as of December 31, 2019. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

The warrants that are exercisable in one-year and two-years are conditioned upon TRAQ Pvt Ltd. achieving certain revenue figures and pre-tax profit percentages. TRAQ Pvt Ltd. must achieve target revenue of $1.1 million (US$) and pre-tax profit of 25% (US$). Should TRAQ Pvt Ltd. be unable to achieve these criteria, the warrants will be reduced proportionately. As there were certain challenges with respect to the COVID pandemic, the Company has waived the requirement for the exercisability of the warrants that became exercisable at the end of year one.

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

The following table shows pro-forma results for the six months ended June 30, 2019 as if the acquisition had occurred on January 1, 2019. These unaudited pro forma results of operations are based on the historical financial statements and related notes of TRAQ Pvt Ltd. and the Company.

For the Six months ended June 30, 2019
Revenues	$589,013
Net income (loss)	$(243,139)
Net income (loss) per share	$(0.01)

NOTE 4: CASH AND RESTRICTED CASH

Cash and restricted cash is as follows:

	June 30, 2020 (unaudited)	December 31, 2019
Cash on hand	$136	$252
Bank balances	2,689	8,842
Restricted cash	172,344	182,627
Total	$175,169	$191,721

ASU 2016-18, “Statements of Cash Flows” (Topic 230) was adopted by the Company in 2017. In accordance with this standard, restricted cash and restricted cash equivalents is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statements of Cash Flows. During the six months ended June 30, 2020 and year ended December 31, 2019, there were no cash equivalents.

NOTE 5: FIXED ASSETS

The Company’s property and equipment is as follows:

	June 30, 2020 (unaudited)	December 31, 2019	Estimated Life

Property and equipment – TRAQ Pvt Ltd.	$616,107	$650,621	3 - 10 years
Less: accumulated depreciation	(576,059)	(601,940)

Net	$40,048	$48,681

Depreciation expense for the six months ended June 30, 2020 and 2019 was $8,186 and $2,641, respectively.

NOTE 6: INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	June 30, 2020 (unaudited)	December 31, 2019

Customer relationships	$448,800	$448,800
Tradenames	49,799	49,799
Less: accumulated amortization	(37,395)	(20,775)

Net	$461,204	$477,824

Amortization expense for the six months ended June 30, 2020 and 2019 was $16,620 and $6,796, respectively.

NOTE 7: LONG-TERM INVESTMENT

The Company’s long-term investment is as follows:

	June 30, 2020 (unaudited)	December 31, 2019

Equity Security – Compulsorily Convertible Debenture	$39,273	$41,617

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

NOTE 8: NOTE RECEIVABLE

The Company’s notes receivable is as follows:

	June 30, 2020 (unaudited)	December 31, 2019

MIMO Technologies PVT Ltd	$174,563	$-

The Company entered into a note receivable with a related party in the amount of 13,010,000 INR (approximately $170,000 US$) dated April 1, 2020 with no stated maturity date. The note bears interest at 13% per annum.

Interest income on this note for the six months ended June 30, 2020 and 2019 are $1,819 and $0, respectively.

NOTE 9: LONG-TERM DEBT RELATED PARTIES

The following is a summary of the current portion - long-term debt - related parties as of June 30, 2020 and December 31, 2019:

		June 30, 2020 (unaudited)	December 31, 2019
Unsecured advances - CEO	(a)	$1,326,686	$1,221,737

Notes payable - Satinder Thiara	(b)	57,000	57,000

Promissory note – Kunaal Sikka	(c)	15,000	15,000

Notes payable – Swarn Singh	(d)	45,000	45,000

Note payable - Chaudhary	(e)	14,875	-

		1,458,561	1,338,737
Current portion of long-term det related parties		(1,426,561)	(1,306,737)
Long-term debt – related parties		$32,000	$32,000

(a)	This is an unsecured advance from the CEO originally entered into January 1, 2015. The note bears interest at 15% annually (1.25% monthly) and are due on demand.

(b)	Notes payable to Satinder Thiara entered into May 25, 2016 ($22,000) which is due December 31, 2021, December 13, 2016 ($10,000) which is due December 31, 2021, and May 1, 2018 ($25,000) which matured December 31, 2019 at interest rate of 15% annually (1.25% monthly). These are unsecured loans. The May 1, 2018 note is in default as of December 31, 2019. As a result the interest rate was changed to 21% annually (1.75% monthly).

(c)	Unsecured promissory note from Kunaal Sikka, the CEO’s son, dated September 13, 2018, in the amount of $15,000, maturing on December 31, 2019, and accruing interest at an annual rate of 12%. The note is in default as of December 31, 2019. As a result the interest rate was changed to 18% annually (1.50% monthly).

(d)	Note payable to Swarn Singh, father-in-law of the CEO, entered into January 3, 2017 ($25,000) and February 1, 2017 ($20,000) at interest rate of 15% annually (1.25% monthly). These are unsecured notes. Both notes were due December 31, 2019. The notes are in default as of December 31, 2019. As a result the interest rate was changed to 21% annually (1.75% monthly).

(e)	Note payable to Sushil Chaudhary dated April 27, 2020 in the amount of 1,100,000 INR (approximately $14,500 US$) due on demand at 13% per annum.

Interest expense on these notes for the six months ended June 30, 2020 and 2019 are $107,869 and $73,463, respectively.

NOTE 10: LONG-TERM DEBT

The following is a summary of the long-term debt as of June 30, 2020 and December 31, 2019:

		June 30, 2020 (unaudited)	December 31, 2019
Promissory notes - Kabbage	(a)	$9.743	$23,826
Promissory notes – Loan Builder	(b)	-	-
Other debt – in default	(c)	6,000	6,000
Yukti Securities Private Limited	(d)	4,397	4,660
Lathika Regunathan	(e)	-	-
Noor Qazi	(f)	47,715	50,562
Auto loan – ICICI Bank	(g)	21,102	25,662
Baxter Credit Union	(h)	100,000	100,000
USA Bank PPP	(i)	34,697	-
Total		$223,654	$210,710
Current portion		(173,951)	(191,508)
Long-term debt, net of current portion		$49,703	$19,202

(a)	Multiple monthly loan agreements with Kabbage. Each of these loans has a six-month duration with interest and fees spread over the 6 months.

(b)	Business loan agreement with LoanBuilder in August 2018 in the amount of $18,000, payable in 52 weekly payments of $409, including interest.

(c)	Note payable to an individual for $7,500, issued in May 2018 as consideration for services, due in June 2018, and bearing no interest. During the year ended December 31, 2018, the Company made a payment of $1,500 against the note and the Company has withheld payment of the remaining amount pending receipt of amounts due from the service provider.

(d)	Loan payable to Yukti Securities Private Limited is an unsecured loan which is due on demand.

(e)	Unsecured loan from Lathika Regunathan, individual, is due on demand. Was repaid in 2019.

(f)	Unsecured loan from Noor Qazi, individual, is due on demand.

(g)	Loan payable with ICICI Bank, secured by the vehicle the loan was taken for. Payments are monthly at $752, through maturity in May 2023. Of the amount outstanding, the following represents the maturity: Current (2020-2021) - $6,096; 2021-2023 - $15,006.

(h)	Revolving loan in the amount of $100,000 at 4% interest per annum due December 30, 2020. The loan is guaranteed by the CEO of the Company.

(i)	PPP loan from USA Bank, with interest accruing at 1% per annum. Amount is due in two years in May 2020.

Interest expense on these notes for the six months ended June 30, 2020 and 2019 are $5,546 and $6,336, respectively.

NOTE 11: CURRENT PORTION - CONVERTIBLE DEBT – RELATED AND UNRELATED PARTIES

The following is a summary of current portion - convertible debt - related and unrelated parties as of June 30, 2020 and December 31, 2019:

		June 30, 2020 (unaudited)	December 31, 2019
Face value of notes – related party	(a)	$95,000	$95,000

Face value of notes – unrelated parties	(a)	98,077	98,077

Excess of the fair value of shares issuable over the face value of the convertible notes	(a)	48,257	48,257

		$241,334	$241,334

(a)	In connection with the reverse merger in July 2017, the Company and two stockholders, who had provided related party advances to the Company, agreed to exchange their related party advances for 6% Convertible Promissory Notes that were originally due on January 15, 2018 (the “Notes”) in the amount of $68,077. From August 2017 through November 2017, the Company issued additional notes to four different parties (two of which were related parties) in the principal amount of $100,000 ($70,000 to related parties). In January 2018, the holders of the Notes agreed to extend the maturity to April 30, 2018, and in April 2018, agreed to further extend the maturity of certain notes to June or July 2018. During the year ended December 31, 2018, the maturity of the notes were further extended to March 31, 2019 and then again to periods ranging from June 30, 2019 to December 31, 2019. The Notes bear simple interest at 6% unless the Company defaults, which increases the interest rate to 10%. The Holders, at their option, can elect to convert the principal plus any accrued interest, into shares of the Company’s common stock at a conversion rate equal to eighty percent (80%) of the average closing share price as quoted on the OTC Markets for the five (5) trading days prior to the date of conversion. There are two notes that had a maturity date of June 30, 2019, with the remaining notes having a maturity date of December 31, 2019. These notes have not been extended and are currently in default. The Company has classified these notes as current liabilities. The Company has accrued the default interest on the two notes from July 1, 2019 through June 30, 2020.

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

Interest expense on these notes for the six months ended June 30, 2020 and 2019 are $9,627 and $5,745, respectively.

The Company is not currently trading on any exchange and was not for the periods ended June 30, 2020 and December 31, 2019, respectively. The Company does not have a share price and has calculated the stock-settled liability in accordance with ASC 835-30 which establishes the monetary value at settlement of these instruments at fair value.

NOTE 12: STOCKHOLDERS’ DEFICIT

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

Common Stock

As of June 30, 2020, the Company has 27,297,960 shares issued and outstanding.

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

Warrants

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation. Pursuant to the Share Exchange Agreement, the Company acquired 100% of the shares of TRAQ Pvt Ltd. and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 1,329,272 shares of common stock of the Company valued at $268. The warrants will be exercisable as follows: (i) 100,771 warrants immediately upon closing; (ii) 859,951 warrants exercisable one-year after the date of closing; and (iii) 368,550 warrants exercisable two-years after the date of closing. The value of the transaction totaled $268 and is reflected as an increase to additional paid in capital. As there were certain challenges with respect to the COVID pandemic, the Company has waived the requirement for the exercisability of the warrants that became exercisable at the end of year one.

NOTE 13: OPERATING LEASE

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

As of June 30, 2020, the Company’s lease liability was $487,655.

Remaining Lease Obligation by calendar year (undiscounted cash flows)
2020	$50,349
2021	59,860
2022	77,788
2023	95,710
2024	112,190
2025 and thereafter	91,758
Present value of lease liabilities	$487,655

nOTE 14: CONCENTRATIONS

During the six months ended June 30, 2020 and 2019, the Company had two major customers comprising 85% of revenues and one major customer comprising 93% of revenues, respectively. A major customer is defined as a customer that represents 10% or greater of total revenues. There was 80% and 67% of accounts receivable for two and two customers as of June 30, 2020 and December 31, 2019, respectively.

The Company does not believe that the risk associated with these customers or vendors will have an adverse effect on the business.

nOTE 15: CONTINGENCY

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

nOTE 16: SUBSEQUENT EVENTS

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

The warrants that are exercisable in one-year and two-years are conditioned upon TRAQ Pvt Ltd. achieving certain revenue figures and pre-tax profit percentages. TRAQ Pvt Ltd. must achieve target revenue of $1.1 million (US$) and pre-tax profit of 25% (US$). Should TRAQ Pvt Ltd. be unable to achieve these criteria, the warrants will be reduced proportionately. As there were certain challenges with respect to the COVID pandemic, the Company has waived the requirement for the exercisability of the warrants that became exercisable at the end of year one.

Going Concern

The Company has an accumulated deficit of $2,160,218 and a working capital deficit of $2,850,921, as of June 30, 2020, and a working capital deficit of $2,697,036 as of December 31, 2019. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

Results of Operations

Results of Operations and Financial Condition for the Six Months Ended June 30, 2020 as Compared to the Six Months Ended June 30, 2019

Revenues

For the six months ended June 30, 2020 compared to June 30, 2019, the Company’s revenues increased by $382,961, or 277%, from $138,358 in 2019 to $521,319 in 2020 due to the Company’s lack of trucking revenue being generated in TransportIQ offset by the revenues generated in TRAQ Pvt Ltd. post-acquisition in May 2019. The Company will continue to focus move towards an analytics model (solutions revenue) which is expected to bring in more revenue and higher profitability.

Cost of Revenues

For the six months ended June 30, 2020 compared to June 30, 2019, the Company’s cost of revenues increased by $178,216, or 197%, from $90,467 in 2019 to $268,683 in 2020 due to the Company’s lack of support services being incurred to accommodate the trucking services in TransportIQ offset by the cost of revenues generated in TRAQ Pvt Ltd. post-acquisition in May 2019. The Company will continue to move towards an analytics model which is expected to bring in more revenue and higher profitability.

Operating Expenses

For the six months ended June 30, 2020 compared to June 30, 2019, the Company’s salary and salary related costs increased by $61,080, or 182%, from $33,559 in 2019 to $94,639 in 2020 due to the salary and salary related costs of TRAQ Pvt Ltd. post-acquisition in May 2019.

For the six months ended June 30, 2020 compared to June 30, 2019, the Company’s professional fees increased by $39,786, or 53%, from $75,349 in 2019 to $115,135 in 2020. Our professional fees increased in 2020 compared to 2019 due the professional fees of TRAQ Pvt Ltd. post-acquisition in May 2019.

For the six months ended June 30, 2020 compared to June 30, 2019, the Company’s rent expense increased by $45,928, or 256%, from $17,967 in 2019 to $63,895 in 2020 due to not renewing their office space in an effort to reduce their overhead and utilizing a virtual office offset by the rent expense of TRAQ Pvt Ltd. post-acquisition in May 2019.

For the six months ended June 30, 2020 compared to June 30, 2019, the Company’s depreciation and amortization expense increased $15,369 or 163%, from $9,437 in 2019 to $24,806 in 2020. The increase was the result of the depreciation and amortization expense on the fixed and intangible assets acquired in the TRAQ Pvt Ltd. acquisition.

For the six months ended June 30, 2020 compared to June 30, 2019, the Company’s general and administrative expenses increased by $15,232, or 33%, from $46,187 in 2019 to $61,419 in 2020 primarily due to the lowering of overhead expenses in TransportIQ as the Company is moving towards an analytics model offset by the general and administrative expenses of TRAQ Pvt Ltd. post-acquisition in May 2019.

Interest Expense

For the six months ended June 30, 2020 compared to June 30, 2019, the Company’s interest expense increased by $66,452, or 67%, from $98,718 in 2019 to $165,170 in 2020 due to higher levels of debt in 2020 and due to the debt incurred with respect to the TRAQ Pvt Ltd. acquisition in May 2019.

Net Loss

For the six months ended June 30, 2020 compared to June 30, 2019, the Company’s net loss increased by $447,056, from $183,822 (profit) in 2019 to $(263,234) in 2020 due to the reduction of overhead expenses of due to the reduction of services related to TransportIQ offset by the increase in expenditures related to TRAQ Pvt Ltd. post-acquisition in May 2019.

Results of Operations and Financial Condition for the Three Months Ended June 30, 2020 as Compared to the Three Months Ended June 30, 2019

Revenues

For the three months ended June 30, 2020 compared to June 30, 2019, the Company’s revenues increased by $97,465, or 73%, from $132,793 in 2019 to $230,258 in 2020 due to the Company’s lack of trucking revenue being generated in TransportIQ offset by the revenues generated in TRAQ Pvt Ltd. post-acquisition in May 2019. The Company will continue to focus move towards an analytics model (solutions revenue) which is expected to bring in more revenue and higher profitability.

Cost of Revenues

For the three months ended June 30, 2020 compared to June 30, 2019, the Company’s cost of revenues increased by $43,149, or 50%, from $86,396 in 2019 to $129,545 in 2020 due to the Company’s lack of support services being incurred to accommodate the trucking services in TransportIQ offset by the cost of revenues generated in TRAQ Pvt Ltd. post-acquisition in May 2019. The Company will continue to move towards an analytics model which is expected to bring in more revenue and higher profitability.

Operating Expenses

For the three months ended June 30, 2020 compared to June 30, 2019, the Company’s salary and salary related costs increased by $15,255, or 46%, from $32,959 in 2019 to $48,214 in 2020 due to the salary and salary related costs of TRAQ Pvt Ltd. post-acquisition in May 2019.

For the three months ended June 30, 2020 compared to June 30, 2019, the Company’s professional fees increased by $26,747, or 94%, from $28,506 in 2019 to $55,253 in 2020. Our professional fees increased in 2020 compared to 2019 due the professional fees of TRAQ Pvt Ltd. post-acquisition in May 2019.

For the three months ended June 30, 2020 compared to June 30, 2019, the Company’s rent expense increased by $13,204, or 75%, from $17,682 in 2019 to $30,886 in 2020 due to not renewing their office space in an effort to reduce their overhead and utilizing a virtual office offset by the rent expense of TRAQ Pvt Ltd. post-acquisition in May 2019.

For the three months ended June 30, 2020 compared to June 30, 2019, the Company’s depreciation and amortization expense increased $2,639 or 28%, from $9,437 in 2019 to $12,076 in 2020. The increase was the result of the depreciation and amortization expense on the fixed and intangible assets acquired in the TRAQ Pvt Ltd. acquisition.

For the three months ended June 30, 2020 compared to June 30, 2019, the Company’s general and administrative expenses decreased by $2,808, or 10%, from $29,469 in 2019 to $26,661 in 2020 primarily due to the lowering of overhead expenses in TransportIQ as the Company is moving towards an analytics model offset by the general and administrative expenses of TRAQ Pvt Ltd. post-acquisition in May 2019 as well as la decrease in travel costs due to COVID-19.

Interest Expense

For the three months ended June 30, 2020 compared to June 30, 2019, the Company’s interest expense increased by $27,318, or 50%, from $54,668 in 2019 to $81,986 in 2020 due to higher levels of debt in 2020 and due to the debt incurred with respect to the TRAQ Pvt Ltd. acquisition in May 2019.

Net Loss

For the three months ended June 30, 2020 compared to June 30, 2019, the Company’s net loss increased by $435,184, from $290,824 (profit) in 2019 to $(144,360) in 2020 due to the reduction of overhead expenses of due to the reduction of services related to TransportIQ offset by the increase in expenditures related to TRAQ Pvt Ltd. post-acquisition in May 2019.

Liquidity and Capital Resources

As of June 30, 2020, current assets were $936,813 and current liabilities outstanding amounted to $3,787,734 which resulted in a working capital deficit of $2,850,921. As of December 31, 2019, current assets were $818,830 and current liabilities outstanding amounted to $3,515,866 which resulted in a working capital deficit of $2,697,036.

Net cash used in operating activities was $15,288 for the six months ended June 30, 2020 compared to $203,491 in 2019. Cash used in operations for 2020 and 2019 was the primarily related to the income (loss) in operations offset by increases in accounts payable and accrued expenses and the changes in accounts receivable due to the lack of adequate cash flow of the Company.

The only investing activities for the six months ended June 30, 2020, related to the acquisitions of fixed assets related to TRAQ Pvt Ltd. of $2,011 and the advance of a note receivable of $173,802 offset by the cash and restricted cash in the Mann acquisition of $185,633.

Net cash provided by financing activities for the six months ended June 30, 2020 was $174,549 compared to the six months ended June 30, 2019 of $206,939. The cash provided by financing activities was the result of the issuance of long-term debt, including related parties, convertible notes from related and unrelated parties, offset by repayments on long term-debt which include related parties, as well as the increase in cash overdraft.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended June 30, 2020, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

TraqIQ, Inc.

Date: August 7, 2020	By:	/s/ Ajay Sikka
Ajay Sikka
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

