Form 10-Q
period 2020-09-30
TRAQIQ, INC.
filed 2020-11-09
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share.

As of November 9, 2020, there were 27,297,960 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

Item 1. Financial Statements

Page No.

Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	5

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2020 and 2019 (unaudited)	6

Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Nine Months Ended September 30, 2020 and Year Ended December 31, 2019 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

IN US$

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019

ASSETS
Current Assets:
Cash	$2,606	$9,094
Accounts receivable, net	531,861	602,155
Note receivable - related party	203,755	-
Prepaid expenses and other current assets	276,855	207,581

Total Current Assets	1,015,077	818,830

Fixed assets, net	37,824	48,681
Intangible assets, net	452,894	477,824
Restricted cash	28,455	182,627
Long-term investment	40,192	41,617
Right-of-use asset	461,175	537,268
Other assets	31,521	32,639

Total Non-current Assets	1,052,061	1,320,656

TOTAL ASSETS	$2,067,138	$2,139,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,193,833	$883,845
Cash overdraft	273,977	427,890
Accrued payroll and related taxes	285,907	291,586
Accrued taxes and duties payable	86,376	50,623
Current portion - lease liability	56,955	122,343
Current portion - long-term debt - related parties	1,536,006	1,306,737
Current portion - long-term debt	165,427	191,508
Current portion - convertible debt - long-term debt - related and unrelated parties	241,334	241,334

Total Current Liabilities	3,839,815	3,515,866

Long-term debt - related parties, net of current portion	32,000	32,000
Long-term debt, net of current portion	100,856	19,202
Lease liability, net of current portion	429,870	432,800

Total Non-current Liabilities	562,726	484,002

Total Liabilities	4,402,541	3,999,868

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par value, $0.0001, 10,000,000 shares authorized, Series A Convertible Preferred, 50,000 and 50,000 shares issued and outstanding, respectively	5	5
Common stock, par value, $0.0001, 300,000,000 shares authorized, 27,297,960 and 27,297,960 issued and outstanding, respectively	2,730	2,730
Additional paid in capital	12,623	12,623
Accumulated deficit	(2,336,046)	(1,896,984)
Accumulated other comprehensive income (loss)	(14,715)	21,244

Total Stockholders’ Deficit	(2,335,403)	(1,860,382)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,067,138	$2,139,486

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

IN US$

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2020	2019	2020	2019

REVENUE	$739,177	$360,676	$217,858	$222,318
COST OF REVENUE	399,720	253,266	131,037	162,799
GROSS PROFIT (LOSS)	339,457	107,410	86,821	59,519

OPERATING EXPENSES
Salaries and salary related costs	180,123	82,283	85,484	48,724
Professional fees	138,817	234,976	23,682	159,627
Rent expense	95,151	52,079	31,256	34,112
Depreciation and amortization expense	36,284	24,745	11,478	17,949
General and administrative expenses	89,373	74,683	27,954	28,496

Total Operating Expenses	539,748	468,766	179,854	288,908

OPERATING LOSS	(200,291)	(361,356)	(93,033)	(229,389)

OTHER INCOME (EXPENSE)
Bargain purchase gain	-	417,148	-	-
Other income	10,000	55,450	-	55,450
Interest expense, net of interest income	(247,162)	(173,547)	(81,992)	(74,829)
Total other income (expense)	(237,162)	299,051	(81,992)	(19,379)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(437,453)	(62,305)	(175,025)	(248,768)

Provision for income taxes	1,609	-	803	-

NET INCOME (LOSS)	$(439,062)	$(62,305)	$(175,828)	$(248,768)

Other comprensive income (loss)
Foreign currency translations adjustment	(35,959)	(2,076)	1,648	(17,578)
Comprehensive income (loss)	$(475,021)	$(64,381)	$(174,180)	$(266,346)

Net income (loss) per share	$(0.02)	$(0.00)	$(0.01)	$(0.01)

Net income (loss) per share	$(0.02)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic	27,297,960	27,297,960	27,297,960	27,297,960

Weighted average common shares outstanding - diluted	27,322,960	27,322,960	27,347,960	27,347,960

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND YEARS ENDED DECEMBER 31, 2019

IN US $

					Additional		Accumulated
					Paid-In		Other
	Series A Preferred		Common Stock		Capital -	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Common	Deficit	Income (Loss)	Total

Balance - December 31, 2018	50,000	$5	27,297,960	$2,730	$12,355	$(1,673,775)	$-	$(1,658,685)

Net loss for the period	-	-	-	-	-	(107,002)	-	(107,002)

Balance - March 31, 2019	50,000	5	27,297,960	2,730	12,355	(1,780,777)	-	(1,765,687)

Acquisition of Mann-India	-	-	-	-	268	-	5,116	5,384

Net income for the period	-	-	-	-	-	290,824	15,502	306,326

Balance - June 30, 2019	50,000	5	27,297,960	2,730	12,623	(1,489,953)	20,618	(1,453,977)

Net loss for the period	-	-	-	-	-	(248,768)	(17,578)	(266,346)

Balance - September 30, 2019	50,000	5	27,297,960	2,730	12,623	(1,738,721)	3,040	(1,720,323)

Net income (loss) for the period	-	-	-	-	-	(158,263)	18,204	(140,059)

Balance - December 31, 2019	50,000	5	27,297,960	2,730	12,623	(1,896,984)	21,244	(1,860,382)

Net income (loss) for the period	-	-	-	-	-	(118,874)	(26,160)	(145,034)

Balance - March 31, 2020	50,000	5	27,297,960	2,730	12,623	(2,015,858)	(4,916)	(2,005,416)

Net income (loss) for the period	-	-	-	-	-	(144,360)	(11,447)	(155,807)

Balance - June 30, 2020	50,000	5	27,297,960	2,730	12,623	(2,160,218)	(16,363)	(2,161,223)

Net income (loss) for the period	-	-	-	-	-	(175,828)	1,648	(174,180)

Balance - September 30, 2020	50,000	$5	27,297,960	$2,730	$12,623	$(2,336,046)	$(14,715)	$(2,335,403)

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

IN US$

	2020	2019
CASH FLOW FROM OPERTING ACTIVIITES
Net income (loss)	$(439,062)	$(62,305)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Bargain purchase gain	-	(417,148)
Bad debt expense	-	14,221
Forgineness of debt	-	(55,450)
Depreciation and amortization	36,284	24,745
Lease cost, net of repayment	8,321	6,575
Foreign currency (gain) loss	(7,721)	898
Changes in assets and liabilities
Accounts receivable	49,074	(57,728)
Prepaid expenses and other current assets	(107,714)	16,886
Accounts payable and accrued expenses	300,851	205,565
Accrued payroll and payroll taxes	17,395	(53,434)
Accrued duties and taxes	37,190	(25,110)
Deferred revenue	-	(1,562)
Total adjustments	333,680	(341,542)
Net cash provided by (used in) operating activities	(105,382)	(403,847)

CASH FLOWS FROM INVESTING ACTIVITES
Cash received in acquisition of Mann	-	234
Restricted cash received in acquisition of Mann	-	185,399
Advances of note receivable - related party	(202,146)	-
Acquisition of fixed assets	(2,083)	(3,417)
Net cash (used in) provided by investing activities	(204,229)	182,216

CASH FLOWS FROM FINANCING ACTIVITES
(Decrease) in cash overdraft	(138,163)	(41,677)
Proceeds from long-term debt - related parties	254,145	485,670
Repayment of long-term debt - related parties	(25,000)	(6,500)
Proceeds from long-term debt	94,607	30,000
Repayments of long-term debt	(36,638)	(62,156)
Proceeds from convertible notes - related and unrelated parties	-	-
Net cash (used in) provided by financing activities	148,951	405,337

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(160,660)	183,706

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	191,721	2,347

CASH AND RESTRICTED CASH - END OF PERIOD	$31,061	$186,053

CASH PAID DURING THE PERIOD FOR:
Interest expense	$81,798	$13,177
Income taxes	$1,609	$-

SUMMARY OF NON-CASH ACTIVITIES:
Acquisition of Mann:
Accounts receivable	$-	$506,951
Prepaid and other current assets	-	216,956
Right-of-use asset	-	576,566
Fixed assets	-	68,260
Other assets	-	37,950
Investment	-	42,248
Customer relationships	-	448,800
Tradename	-	49,799
Accounts payable and accrued expenses	-	(173,197)
Accrued payroll and related taxes	-	(325,629)
Accrued duties and taxes	-	(66,765)
Lease liability	-	(585,207)
Deferred revenue	-	(3,618)
Long-term debt	-	(90,314)
Cash overdraft	-	(471,017)
Cash	-	234
Restricted cash	-	185,399

Total net assets acquired	-	417,416

Consideration per Share Exchange Agreement	-	268

Goodwill/(Bargain Purchase Gain)	$-	$(417,148)

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the regulations of the United States Securities and Exchange Commission. The condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. In their opinion, such financial information includes all adjustments considered necessary for a fair presentation at such date and the operating results and cash flows for such periods. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10-K filed with the SEC on May 30, 2020. Interim results of operations for the nine months ended September 30, 2020 are not necessarily indicative of future results for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less of $2,606 and $9,094 as of September 30, 2020 and December 31, 2019, respectively.

Restricted Cash

The Company’s restricted cash balance consists of time deposits with financial institutions which are valued at cost and approximate fair value. Interest earned on these deposits in included in interest income. The carrying value of our restricted cash at September 30, 2020 and December 31, 2019 was $28,455 and $182,627, respectively. The balances consist of time deposits pledged with financial institutions for a Line of Credit facility taken from Andhra Bank, issuance of overdraft limit.

Accounts Receivable and Concentration of Credit Risk

The Company considers accounts receivable, net of allowance for returns and doubtful accounts, to be fully collectible. The allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Management has determined that no allowance was required for the outstanding accounts receivable as of September 30, 2020 and December 31, 2019.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Management has determined that no impairment of long-lived assets is required for the periods ended September 30, 2020 and December 31, 2019.

Capitalized Software Costs

In accordance with the relevant FASB accounting guidance regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time these costs are capitalized until the product is available for general release to customers. Once the technological feasibility is established per ASC 985-20, the Company capitalizes costs associated with the acquisition or development of major software for internal and external use in the balance sheet. Costs incurred to enhance the Company’s software products, after general market release of the services using the products, is expensed in the period they are incurred. The Company only capitalizes subsequent additions, modifications or upgrades to internally developed software to the extent that such changes allow the software to perform a task it previously did not perform. The Company expenses software maintenance and training costs as incurred. The Company has not capitalized any cost for software development for the nine months ended September 30, 2020 and 2019, respectively.

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

The following is a summary of revenue for the nine months ended September 30, 2020 and 2019, disaggregated by type:

	2020	2019
Professional Services Revenue	$670,019	$349,642
Software Solution Revenue	69,158	11,034
	$739,177	$360,676

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

Going Concern

The Company has an accumulated deficit of $2,336,046 and a working capital deficit of $2,824,738, as of September 30, 2020, and a working capital deficit of $2,697,036 as of December 31, 2019. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

The following table shows pro-forma results for the nine months ended September 30, 2019 as if the acquisition had occurred on January 1, 2019. These unaudited pro forma results of operations are based on the historical financial statements and related notes of TRAQ Pvt Ltd. and the Company.

For the Nine months ended September 30, 2019
Revenues	$808,331
Net income (loss)	$(156,742)
Net income (loss) per share	$(0.00)

NOTE 4: CASH AND RESTRICTED CASH

Cash and restricted cash is as follows:

	September 30, 2020 (unaudited)	December 31, 2019
Cash on hand	$139	$252
Bank balances	2,467	8,842
Restricted cash	28,455	182,627
Total	$31,061	$191,721

ASU 2016-18, “Statements of Cash Flows” (Topic 230) was adopted by the Company in 2017. In accordance with this standard, restricted cash and restricted cash equivalents is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statements of Cash Flows. During the nine months ended September 30, 2020 and year ended December 31, 2019, there were no cash equivalents.

NOTE 5: FIXED ASSETS

The Company’s property and equipment is as follows:

	September 30, 2020 (unaudited)	December 31, 2019	Estimated Life

Property and equipment – TRAQ Pvt Ltd.	$630,551	$650,621	3 - 10 years
Less: accumulated depreciation	(592,727)	(601,940)

Net	$37,824	$48,681

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $11,354 and $12,116, respectively.

NOTE 6: INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	September 30, 2020 (unaudited)	December 31, 2019

Customer relationships	$448,800	$448,800
Tradenames	49,799	49,799
Less: accumulated amortization	(45,705)	(20,775)

Net	$452,894	$477,824

Amortization expense for the nine months ended September 30, 2020 and 2019 was $24,930 and $12,629, respectively.

NOTE 7: LONG-TERM INVESTMENT

The Company’s long-term investment is as follows:

	September 30, 2020 (unaudited)	December 31, 2019

Equity Security – Compulsorily Convertible Debenture	$40,192	$41,617

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

NOTE 8: NOTE RECEIVABLE

The Company’s notes receivable is as follows:

	September 30, 2020 (unaudited)	December 31, 2019

MIMO Technologies PVT Ltd	$203,755	$-

The Company entered into a note receivable with a related party in the amount of 15,037,263 INR (approximately $170,000 US$) dated April 1, 2020 with no stated maturity date. The note bears interest at 13% per annum.

NOTE 9: LONG-TERM DEBT RELATED PARTIES

The following is a summary of the current portion - long-term debt - related parties as of September 30, 2020 and December 31, 2019:

		September 30, 2020 (unaudited)	December 31, 2019
Unsecured advances - CEO	(a)	$1,435,327	$1,221,737

Notes payable - Satinder Thiara	(b)	57,000	57,000

Promissory note – Kunaal Sikka	(c)	15,000	15,000

Notes payable – Swarn Singh	(d)	45,000	45,000

Note payable - Chaudhary	(e)	15,679	-

		1,568,006	1,338,737
Current portion of long-term det related parties		(1,536,006)	(1,306,737)
Long-term debt – related parties		$32,000	$32,000

(a)	This is an unsecured advance from the CEO originally entered into January 1, 2015. The note bears interest at 15% annually (1.25% monthly) and are due on demand.

(b)	Notes payable to Satinder Thiara entered into May 25, 2016 ($22,000) which is due December 31, 2021, December 13, 2016 ($10,000) which is due December 31, 2021, and May 1, 2018 ($25,000) which matured December 31, 2019 at interest rate of 15% annually (1.25% monthly). These are unsecured loans. The May 1, 2018 note is in default as of December 31, 2019. As a result the interest rate was changed to 21% annually (1.75% monthly).

(c)	Unsecured promissory note from Kunaal Sikka, the CEO’s son, dated September 13, 2018, in the amount of $15,000, maturing on December 31, 2019, and accruing interest at an annual rate of 12%. The note is in default as of December 31, 2019. As a result the interest rate was changed to 18% annually (1.50% monthly).

(d)	Note payable to Swarn Singh, father-in-law of the CEO, entered into January 3, 2017 ($25,000) and February 1, 2017 ($20,000) at interest rate of 15% annually (1.25% monthly). These are unsecured notes. Both notes were due December 31, 2019. The notes are in default as of December 31, 2019. As a result the interest rate was changed to 21% annually (1.75% monthly).

(e)	Note payable to Sushil Chaudhary dated April 27, 2020 in the amount of 1,100,000 INR (approximately $14,500 US$) due on demand at 13% per annum.

Interest expense on these notes for the nine months ended September 30, 2020 and 2019 are $165,218 and $121,017, respectively.

NOTE 10: LONG-TERM DEBT

The following is a summary of the long-term debt as of September 30, 2020 and December 31, 2019:

		September 30, 2020 (unaudited)	December 31, 2019
Promissory notes - Kabbage	(a)	$-	$23,826
Promissory notes – Loan Builder	(b)	-	-
Other debt – in default	(c)	6,000	6,000
Yukti Securities Private Limited	(d)	4,500	4,660
Lathika Regunathan	(e)	-	-
Noor Qazi	(f)	48,831	50,562
Auto loan – ICICI Bank	(g)	20,034	25,662
Baxter Credit Union	(h)	100,000	100,000
USA Bank PPP	(i)	34,697	-
Working capital loan under UGECL	(j)	52,221	-
Total		$266,283	$210,710
Current portion		(165,427)	(191,508)
Long-term debt, net of current portion		$100,856	$19,202

(a)	Multiple monthly loan agreements with Kabbage. Each of these loans has a six-month duration with interest and fees spread over the 6 months.

(b)	Business loan agreement with LoanBuilder in August 2018 in the amount of $18,000, payable in 52 weekly payments of $409, including interest.

(c)	Note payable to an individual for $7,500, issued in May 2018 as consideration for services, due in June 2018, and bearing no interest. During the year ended December 31, 2018, the Company made a payment of $1,500 against the note and the Company has withheld payment of the remaining amount pending receipt of amounts due from the service provider.

(d)	Loan payable to Yukti Securities Private Limited is an unsecured loan which is due on demand.

(e)	Unsecured loan from Lathika Regunathan, individual, is due on demand. Was repaid in 2019.

(f)	Unsecured loan from Noor Qazi, individual, is due on demand.

(g)	Loan payable with ICICI Bank, secured by the vehicle the loan was taken for. Payments are monthly at $752, through maturity in May 2023. Of the amount outstanding, the following represents the maturity: Current (2020-2021) - $6,096; 2021-2023 - $13,938.

(h)	Revolving loan in the amount of $100,000 at 4% interest per annum due December 30, 2020. The loan is guaranteed by the CEO of the Company.

(i)	PPP loan from USA Bank, with interest accruing at 1% per annum. Amount is due in two years in May 2022.

(j)	Working capital loan from a bank (line of credit), accruing interest at 7.5% per annum. Amount is due in 36 equal payments after the first 12 months. The first draw down occurred September 2020. Maturities over the next four years are approximately – 2021 - $0; 2022 – 17,407; 2023- $17,407; 2024 - $17,407.

Interest expense on these notes for the nine months ended September 30, 2020 and 2019 are $8,867 and $6,336, respectively.

NOTE 11: CURRENT PORTION - CONVERTIBLE DEBT – RELATED AND UNRELATED PARTIES

The following is a summary of current portion - convertible debt - related and unrelated parties as of September 30, 2020 and December 31, 2019:

		September 30, 2020 (unaudited)	December 31, 2019
Face value of notes – related party	(a)	$95,000	$95,000

Face value of notes – unrelated parties	(a)	98,077	98,077

Excess of the fair value of shares issuable over the face value of the convertible notes	(a)	48,257	48,257

		$241,334	$241,334

(a)	In connection with the reverse merger in July 2017, the Company and two stockholders, who had provided related party advances to the Company, agreed to exchange their related party advances for 6% Convertible Promissory Notes that were originally due on January 15, 2018 (the “Notes”) in the amount of $68,077. From August 2017 through November 2017, the Company issued additional notes to four different parties (two of which were related parties) in the principal amount of $100,000 ($70,000 to related parties). In January 2018, the holders of the Notes agreed to extend the maturity to April 30, 2018, and in April 2018, agreed to further extend the maturity of certain notes to June or July 2018. During the year ended December 31, 2018, the maturity of the notes were further extended to March 31, 2019 and then again to periods ranging from June 30, 2019 to December 31, 2019. The Notes bear simple interest at 6% unless the Company defaults, which increases the interest rate to 10%. The Holders, at their option, can elect to convert the principal plus any accrued interest, into shares of the Company’s common stock at a conversion rate equal to eighty percent (80%) of the average closing share price as quoted on the OTC Markets for the five (5) trading days prior to the date of conversion. There are two notes that had a maturity date of June 30, 2019, with the remaining notes having a maturity date of December 31, 2019. These notes have not been extended and are currently in default. The Company has classified these notes as current liabilities. The Company has accrued the default interest on the two notes from July 1, 2019 through September 30, 2020.

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

Interest expense on these notes for the nine months ended September 30, 2020 and 2019 are $14,369 and $8,665, respectively.

The Company is not currently trading on any exchange and was not for the periods ended September 30, 2020 and December 31, 2019, respectively. The Company does not have a share price and has calculated the stock-settled liability in accordance with ASC 835-30 which establishes the monetary value at settlement of these instruments at fair value.

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

Common Stock

As of September 30, 2020, the Company has 27,297,960 shares issued and outstanding.

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

As of September 30, 2020, the Company’s lease liability was $486,825.

Remaining Lease Obligation by calendar year (undiscounted cash flows)
2020	$56,955
2021	59,860
2022	77,788
2023	95,710
2024	112,190
2025 and thereafter	84,322
Present value of lease liabilities	$486,825

nOTE 14: CONCENTRATIONS

During the nine months ended September 30, 2020 and 2019, the Company had two major customers comprising 85% of revenues and two major customers comprising 92% of revenues, respectively. A major customer is defined as a customer that represents 10% or greater of total revenues. There was 80% and 67% of accounts receivable for two and two customers as of September 30, 2020 and December 31, 2019, respectively.

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

Going Concern

The Company has an accumulated deficit of $2,336,046 and a working capital deficit of $2,876,959, as of September 30, 2020, and a working capital deficit of $2,697,036 as of December 31, 2019. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

Results of Operations

Results of Operations and Financial Condition for the Nine Months Ended September 30, 2020 as Compared to the Nine Months Ended September 30, 2019

Revenues

For the nine months ended September 30, 2020 compared to September 30, 2019, the Company’s revenues increased by $378,501, or 105%, from $360,676 in 2019 to $739,177 in 2020 due to the Company’s lack of trucking revenue being generated in TransportIQ offset by the revenues generated in TRAQ Pvt Ltd. post-acquisition in May 2019. The Company will continue to focus move towards an analytics model (solutions revenue) which is expected to bring in more revenue and higher profitability.

Cost of Revenues

For the nine months ended September 30, 2020 compared to September 30, 2019, the Company’s cost of revenues increased by $146,454, or 58%, from $253,266 in 2019 to $399,720 in 2020 due to the Company’s lack of support services being incurred to accommodate the trucking services in TransportIQ offset by the cost of revenues generated in TRAQ Pvt Ltd. post-acquisition in May 2019. The Company will continue to move towards an analytics model which is expected to bring in more revenue and higher profitability.

Operating Expenses

For the nine months ended September 30, 2020 compared to September 30, 2019, the Company’s salary and salary related costs increased by $97,840, or 119%, from $82,283 in 2019 to $180,123 in 2020 due to the salary and salary related costs of TRAQ Pvt Ltd. post-acquisition in May 2019.

For the nine months ended September 30, 2020 compared to September 30, 2019, the Company’s professional fees decreased by $96,159, or 41%, from $234,976 in 2019 to $138,817 in 2020. Our professional fees decreased in 2020 compared to 2019 due to the professional fees incurred in the acquisition of TRAQ Pvt Ltd. incurred in 2019.

For the nine months ended September 30, 2020 compared to September 30, 2019, the Company’s rent expense increased by $43,072, or 83%, from $52,079 in 2019 to $95,151 in 2020 due to not renewing their office space in an effort to reduce their overhead and utilizing a virtual office offset by the rent expense of TRAQ Pvt Ltd. post-acquisition in May 2019.

For the nine months ended September 30, 2020 compared to September 30, 2019, the Company’s depreciation and amortization expense increased $11,539 or 47%, from $24,745 in 2019 to $36,284 in 2020. The increase was the result of the depreciation and amortization expense on the fixed and intangible assets acquired in the TRAQ Pvt Ltd. acquisition offset by the reduction in depreciation due to certain assets in 2019 being fully depreciated in 2020.

For the nine months ended September 30, 2020 compared to September 30, 2019, the Company’s general and administrative expenses increased by $14,690, or 20%, from $74,683 in 2019 to $89,373 in 2020 primarily due to the lowering of overhead expenses in TransportIQ as the Company is moving towards an analytics model offset by the general and administrative expenses of TRAQ Pvt Ltd. post-acquisition in May 2019.

Interest Expense, net of Interest Income

For the nine months ended September 30, 2020 compared to September 30, 2019, the Company’s interest expense increased by $73,615, or 42%, from $173,547 in 2019 to $247,162 in 2020 due to higher levels of debt in 2020 and due to the debt incurred with respect to the TRAQ Pvt Ltd. acquisition in May 2019, offset by income earned under a note receivable.

Net Loss

For the nine months ended September 30, 2020 compared to September 30, 2019, the Company’s net loss increased by $376,757, from $(62,305) in 2019 to $(439,062) in 2020 due to the reduction of overhead expenses of due to the reduction of services related to TransportIQ offset by the increase in expenditures related to TRAQ Pvt Ltd. post-acquisition in May 2019 as well as the $417,148 bargain purchase gain incurred in 2019.

Results of Operations and Financial Condition for the Three Months Ended September 30, 2020 as Compared to the Three Months Ended September 30, 2019

Revenues

For the three months ended September 30, 2020 compared to September 30, 2019, the Company’s revenues decreased by $4,460, or 2%, from $222,318 in 2019 to $217,858 in 2020 due to COVID-19 slowing down the business operations.

Cost of Revenues

For the three months ended September 30, 2020 compared to September 30, 2019, the Company’s cost of revenues decreased by $31,762, or 20%, from $162,799 in 2019 to $131,037 in 2020 due to the effect of COVID-19 as reductions in costs increased profitability.

Operating Expenses

For the three months ended September 30, 2020 compared to September 30, 2019, the Company’s salary and salary related costs increased by $36,760, or 75%, from $48,724 in 2019 to $85,484 in 2020 due to the increases in salary and salary related costs in the US operations to manage the business in India more efficiently.

For the three months ended September 30, 2020 compared to September 30, 2019, the Company’s professional fees decreased by $135,945, or 85%, from $159,627 in 2019 to $23,682 in 2020. Our professional fees decreased in 2020 compared to 2019 due to the professional fees incurred in the acquisition of TRAQ Pvt Ltd. incurred in 2019.

For the three months ended September 30, 2020 compared to September 30, 2019, the Company’s rent expense decreased by $2,856, or 8%, from $34,112 in 2019 to $31,256 in 2020 due to effects on the exchange rate.

For the three months ended September 30, 2020 compared to September 30, 2019, the Company’s depreciation and amortization expense decreased $6,471 or 36%, from $17,949 in 2019 to $11,478 in 2020. The decrease was the result of the depreciation and amortization expense on the fixed and intangible assets acquired in the TRAQ Pvt Ltd. acquisition offset by the reduction in depreciation due to certain assets in 2019 being fully depreciated in 2020.

For the three months ended September 30, 2020 compared to September 30, 2019, the Company’s general and administrative expenses decreased by $542, or 2%, from $28,496 in 2019 to $27,954 in 2020 primarily due to effects on the exchange rate.

Interest Expense, net of Interest Income

For the three months ended September 30, 2020 compared to September 30, 2019, the Company’s interest expense increased by $7,163, or 10%, from $74,829 in 2019 to $81,992 in 2020 due to higher levels of debt in 2020 due to the debt incurred with respect to the TRAQ Pvt Ltd. acquisition in May 2019, offset by income earned under a note receivable.

Net Loss

For the three months ended September 30, 2020 compared to September 30, 2019, the Company’s net loss decreased by $72,940, from $(248,768) in 2019 to $(175,828) in 2020 due to the reduction of overhead expenses of due to the reduction of services related to TransportIQ offset by the increase in expenditures related to TRAQ Pvt Ltd. post-acquisition in May 2019.

Liquidity and Capital Resources

As of September 30, 2020, current assets were $1,015,077 and current liabilities outstanding amounted to $3,839,815 which resulted in a working capital deficit of $2,824,738. As of December 31, 2019, current assets were $818,830 and current liabilities outstanding amounted to $3,515,866 which resulted in a working capital deficit of $2,697,036.

Net cash provided by operating activities was $105,382 for the nine months ended September 30, 2020 compared to cash used in operating activities of $403,847 in 2019. Cash provided by and used in operations for 2020 and 2019 was primarily related to the loss in operations offset by increases in accounts payable and accrued expenses and the changes in accounts receivable due to the lack of adequate cash flow of the Company.

The only investing activities for the nine months ended September 30, 2020, related to the acquisitions of fixed assets related to TRAQ Pvt Ltd. of $2,083 and the advance of a note receivable of $202,146 offset by the cash and restricted cash in the Mann acquisition of $185,633 and acquisition of fixed assets of $3,417 in 2019.

Net cash used in financing activities for the nine months ended September 30, 2020 was $148,951 compared to the nine months ended September 30, 2019 of cash provided by financing activities of $405,337. The cash used in financing activities in 2020 was primarily related to the decrease in the cash overdraft offset by the net advances from debt instruments. For 2019, the net cash provided by financing activities was the result of the issuance of long-term debt, including related parties, convertible notes from related and unrelated parties, offset by repayments on long term-debt which include related parties, as well as the decrease in cash overdraft.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended September 30, 2020, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

TraqIQ, Inc.

Date: November 9, 2020	By:	/s/ Ajay Sikka
Ajay Sikka
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

