Form 10-K
period 2020-12-31
TRAQIQ, INC.
filed 2021-03-22
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of March 17, 2021, was 30,830,237.

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

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation (“Mann”). On January 2, 2020, Mann changed its name to TRAQIQ Solutions Private Limited (“TRAQ Pvt Ltd”). Pursuant to the Share Exchange Agreement with Mann, the Company acquired 100% of the shares of Mann and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 1,329,272 shares of common stock of the Company valued at $268. The warrants will be exercisable as follows: (i) 100,771 warrants immediately; (ii) 859,951 warrants exercisable one-year after the date of closing, which was extended to March 31, 2021; and (iii) 368,550 warrants exercisable two-years after the date of closing. This transaction is being recorded as a business combination under ASC 805.

On December 19, 2019, the name of Ci2i Services, Inc was changed to TraQiQ Solutions, Inc.

Effective December 31, 2020, TraQiQ Solutions, Inc. acquired the net assets of OmniM2M and TransportIQ, and then dissolved those entities in January 2021. The value of those transactions were for the assumed liabilities of Omni and TransportIQ, and no cash was exchanged.

TraQiQ Solutions, Inc.

TraQiQ Solutions, Inc. (TraQSol) was formed about over 15 years ago and has most recently been providing technology solutions, predominantly in the business intelligence and data analytics arenas. The Company has been a vendor to Microsoft for over 10 years and has done work with many Microsoft product and business groups, including Microsoft Azure and Microsoft Media planning. Ci2i has worked closely with customers where a wide variety of analytics solutions were built.

TraQSol’s cloud solutions and analytics services comprise software development, program management, project management, and business analytics services.

TRAQIQ Solutions Private Ltd. (fka Mann-India Technologies Pvt Ltd)

Pursuant to the Share Exchange Agreement with TRAQ Pvt Ltd., the Company acquired 100% of the shares of TRAQ Pvt Ltd. and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 1,329,272 shares of common stock of the Company valued at $268. The warrants will be exercisable as follows: (i) 100,771 warrants immediately upon closing; (ii) 859,951 warrants exercisable one-year after the date of closing, extended to March 31, 2021); and (iii) 368,550 warrants exercisable two-years after the date of closing. This transaction is being recorded as a business combination under ASC 805.

Mann-India Private limited was renamed to TraQiQ Solutions Private Limited shortly after acquisition by TraQiQ Inc.

The warrants that are exercisable in one-year (which were extended to March 31, 2021) and two-years are conditioned upon TRAQ Pvt Ltd. achieving certain revenue figures and pre-tax profit percentages. TRAQ Pvt Ltd. must achieve target revenue of $1.1 million (US$) and pre-tax profit of 25% (US$). Should TRAQ Pvt Ltd. be unable to achieve these criteria, the warrants will be reduced proportionately.

TRAQ Pvt Ltd. was established in May 2000 and is headquartered in New Delhi, India. TRAQ Pvt Ltd. is a leading software development company which, with the advent of technology, has evolved as a mature and fast-growing company committed to provide reliable and cost-effective software solutions across industries all over the world.

TRAQ Pvt Ltd. has its own experienced team of software developers dedicated towards developing various kinds of customized software.

TraQ Pvt Ltd. has been doing business around the world for over 15 years, with particular emphasis on Latin America and India. The customer list includes large enterprise Finance and Insurance companies across Latin America. The company’s product portfolio has evolved rapidly and now includes enterprise ready solutions for payment processing, mobile wallets, micro lending solutions and digital transformation.

TraQSuite is a distribution platform that allows users to setup task-based networks rapidly – target customers, facilitate/validate transactions, track/manage task workers, manage funds and run the entire distribution network. It includes the following functions:

Targeting

TraQSuite analyzes your customers’ omni-channel behaviors and transactions. Using artificial intelligence technology, the software analyzes online activity and delivers real-time, automated recommendations and personalized content, including such items as personalized, always-updated coupons, funds, tickets and loyalty cards.

Transactions

The digital transactions functions of the software enable users to manage and control finances and virtually store and use financial assets including G2P, B2P, welfare, salary, cards and micro banking like loans and insurance. The software includes back-end payment processing and a front-end digital wallet that allows users with and without bank accounts to buy products and services and pay with their mobile devices, settling transactions across multiple vendors, currencies and locations.

Last mile

The Last-Mile software module is designed to allow logistics and delivery operations to manage large numbers of workers in multiple locations that are delivering products and services to users. It both tracks the task workers and provides validation for the transactions. The mobile applications enable data sharing and validation and also measure customer satisfaction.

Integration

TraQSuite also includes software designed to integrate the TraQSuite tools with existing business software.

Learning

TraQLearn is eLearning software that includes modules and dashboards for students, teachers and administrators and tools to help with targeted learning.

Item 1A. Risk Factors

Risk Factors Related to Our Business

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

The Industrial Internet of Things market is an emerging industry where new competitors are entering the market frequently. These competing companies may have significantly greater financial and other resources than we have and may have been developing their products and services longer than we have been developing ours. Although we anticipate that our portfolio of products and related revenue stream sources are broad, increasing competition may have a negative impact on our profit margins.

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

TraQiQ’s stock is trading on the OTC exchange. However, trading activity is very limited. This limited liquidity could present a number of different challenges in the future.

Our stock trading may be extremely sporadic. For example, several days may pass before any shares may be traded. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our Common Stock. Accordingly, investors must assume they may have to bear the economic risk of an investment in our Common Stock for an indefinite period of time. There can be no assurance that a more active market for the Common Stock will develop, or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of our Common Stock and would likely have a material adverse effect on the market price of our Common Stock and on our ability to raise additional capital.

We cannot assure you that the Common Stock will become liquid or that it will be listed on a securities exchange.

Until our Common Stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, if ever, we expect our Common Stock to remain eligible for quotation on the OTC Markets. In that venue, however, an investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons in the public market. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of the Common Stock. This would also make it more difficult for us to raise capital.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of Common Stock offered hereby. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of Common Stock, par value $0.0001, and 10,000,000 shares of preferred stock, par value $0.0001, with preferences and rights to be determined by our Board of Directors. We authorized 50,000 shares of our Preferred Stock as Series A and 50,000 shares are issued and outstanding. As of the date of this Report, there are 30,830,237 shares of our Common Stock issued and outstanding and 50,000 shares of our Series A Preferred Stock issued and outstanding. We may also issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our Common Stock may create downward pressure on the trading price of the Common Stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of the Common Stock will be initially quoted on the OTC Markets.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any property. As of the date of this annual report, we lease space for our main corporate office at 14205 S.E. 36th St., Suite 100, Bellevue, WA 98006. We will consider leasing additional office space after our public listing is completed.

Our subsidiary, TRAQ Pvt Ltd. also leases space in India that expires in October 2027.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is not listed on any securities exchange, and effective October 27, 2020 is quoted on the OTC Market under the symbol “TRIQ.” Because our common stock is not listed on a securities exchange and its quotations on OTC are limited and sporadic, there is currently no established public trading market for our common stock.

The following table reflects the high closing sales information for our common stock for each fiscal quarter during the fiscal year ended December 31, 2020. This information was obtained from OTC and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2020:
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$1.00	$0.25

Holders of our Common Stock

As of March 17, 2021, there were approximately 66 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Equity Stock Transfer.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

On October 19, 2020, the Company granted options for 1,750,000 shares of common stock under the Company’s stock option plan to Ajay Sikka at an option price of $0.0055 without registration under the Securities Act, and 2,180,000 options at a strike price of $0.005 to other directors in the United States as well as employees in India. See Item 12 for additional information. Each of these sales of securities was consummated pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended. The United States based grantees are sophisticated in business and investment matters.

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

Ci2i is an innovative and growth-oriented services company founded in 1998 that develops and deploys intelligent technologies and products in order to meet the demand for sustainable, integrated solutions to contemporary business needs. The primary focus has been in the Analytics and Intelligence segments. The Company is investing significantly in building products in the area of supply chain and last mile delivery.

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

Effective December 31, 2020, Ci2i acquired the net assets of OmniM2M and TransportIQ, and then dissolved those entities in January 2021. The value of those transactions were for the assumed liabilities of Omni and TransportIQ, and no cash was exchanged.

Going Concern

The Company has an accumulated deficit of $2,504,893 and a working capital deficit of $2,851,721 as of December 31, 2020 compared to a working capital deficit of $2,697,036 as of December 31, 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Professional Service Revenue

TRAQ Pvt Ltd. generally derives a large part of its revenues from professional and support services, which includes revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers using their systems. Revenue from arrangements with customers is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as discussed in ASC 606. In instances where multiple performance obligations are identified, the Company allocates the transaction price to each performance obligation based on relative selling prices of each distinct product or service, and recognizes revenue related to each performance obligation at the points in time that each performance obligation is satisfied. The Company’s performance obligation includes providing customization of software’s, selling of licenses, where the Company typically satisfies its performance obligations prior to the submission of invoices to the customer for such services. The Company’s performance obligation for consulting and technical support is delivered on as the work is being performed, which is satisfied prior to invoicing. The Company generally collects payment within 30 to 60 days of completion of the performance obligation and there are no agency relationships.

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

TRAQ Pvt Ltd. has now started offering an integrated solution for supply chain and last mile. This product called “TraQSuite” is now offered in multiple markets as a cloud-based subscription offering. This is a significant improvement from the earlier professional services business.

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

Fair Value of Financial Instruments

ASC 825, “Financial Instruments,” requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments: The carrying amount of cash, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses, stockholder advances, and short-term financing approximate fair value because of the short-term maturity of those instruments. The Company does not utilize derivative instruments.

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

Related Party Transactions

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal stockholders of the Company, its management, members of the immediate families of principal stockholders of the Company and its management and other parties with which the Company may deal where one-party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as compensation or distribution to related parties depending on the transaction.

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

Results of Operations and Financial Condition for the Year Ended December 31, 2020 as Compared to the Year Ended December 31, 2019

Revenues

For the year ended December 31, 2020 compared to December 31, 2019, the Company’s revenues increased by $329,217, or 48%, from $680,732 in 2019 to $1,009,949 in 2020 due to the Company’s lack of trucking revenue being generated in TransportIQ offset by the revenues generated in TRAQ Pvt Ltd. post-acquisition in May 2019. The Company will continue to focus on and move towards an analytics model (solutions revenue) which is expected to bring in more revenue and higher profitability.

Cost of Sales

For the year ended December 31, 2020 compared to December 31, 2019, the Company’s cost of revenues increased by $115,206, or 27%, from $431,363 in 2019 to $546,569 in 2020 due to the Company’s lack of support services being incurred to accommodate the trucking services in TransportIQ offset by the cost of revenues generated in TRAQ Pvt Ltd. post-acquisition in May 2019. The Company will continue to move towards an analytics model which is expected to bring in more revenue and higher profitability.

Operating Expenses

For the year ended December 31, 2020 compared to December 31, 2019, the Company’s salary and salary related costs increased by $169,643, or 148%, from $114,615 in 2019 to $284,258 in 2020 due to the salary and salary related costs of TRAQ Pvt Ltd. post-acquisition in May 2019.

During the year ended December 31, 2020, compared to 2019, the Company’s professional fees decreased by $86,345, or 30%, from $287,775 in 2019 to $201,430 in 2020. Our professional fees increased in 2019 compared to 2020 due the professional fees of TRAQ Pvt Ltd. post-acquisition in May 2019 and filing a Regulation A+. In 2020 we limited our professional fees due to cash flow issues.

For the year ended December 31, 2020 compared to December 31, 2019, the Company’s rent expense increased by $12,982, or 15%, from $88,863 in 2019 to $101,845 in 2020. We have re-worked our lease arrangement with the landlord of TRAQ Pvt Ltd and reduced our leased space considerably as of December 31, 2020 and anticipate this to be much less moving forward in 2021. The increase in 2020 was attributable to a full year of rent expense in 2020 rather than seven and a half months in 2019.

For the year ended December 31, 2020 compared to December 31, 2019, the Company’s depreciation and amortization expense increased $5,148, or 12%, from $42,840 in 2019 to $47,988 in 2020. The increase was the result of the depreciation and amortization expense on the fixed and intangible assets acquired in the TRAQ Pvt Ltd. Acquisition of twelve months in 2020 and seven and a half months in 2019.

For the year ended December 31, 2020 compared to December 31, 2019, the Company’s general and administrative expenses increased by $21,908, or 14%, from $160,919 in 2019 to $182,827 in 2020 primarily due to the lowering of overhead expenses in TransportIQ as the Company is moving towards an analytics model offset by the general and administrative expenses of TRAQ Pvt Ltd. post-acquisition in May 2019 and having a full year of administrative expenses for TRAQ Pvt Ltd rather than seven and a half months in 2019.

Interest Expense, net

For the year ended December 31, 2020 compared to December 31, 2019, the Company’s interest expense, net of interest income increased by $78,216, or 31%, from $250,164 in 2019 to $328,380 in 2020 due to higher levels of debt in 2020.

Forgiveness of Debt and Other Income

For the year ended December 31, 2020 compared to December 31, 2019, the Company’s forgiveness of debt and other income increased by $20,798 or 38%, from $55,450 in 2019 to $76,248 in 2020 due to forgiveness of payables in TRAQ Pvt Ltd in 2020 and due to PPP loan forgiveness of $24,640 in 2020.

Included in other income is $417,148 in 2019 for the recognized bargain purchase gain.

Net Loss

For the year ended December 31, 2020 compared to December 31, 2019, the Company’s net loss increased by $384,700, or 172%, from $223,209 in 2019 to $607,909 in 2020 due to the increase in activity in TRAQ Pvt Ltd as we incurred one year of activity in 2020 rather than seven and a half months in 2019, as well as the added interest expense due to the increase in debt we incurred in 2020.

Liquidity and Capital Resources

As of December 31, 2020, current assets were $1,101,439 and current liabilities outstanding amounted to $3,953,160 which resulted in a working capital deficit of $2,851,721. As of December 31, 2019, current assets were $818,830 and current liabilities outstanding amounted to $3,515,866 which resulted in a working capital deficit of $2,697,036.

Net cash used in operating activities was $187,164 for the year ended December 31, 2020 compared to $516,509 in 2019. Cash used in operations for 2020 and 2019 was the primarily related to the loss in operations offset by the bargain purchase gain in 2019, increases in accounts payable and accrued expenses and the changes in accounts receivable due to the lack of adequate cash flow of the Company.

The only investing activities for the year ended December 31, 2019, related to the cash and restricted cash of $234 and $185,399, respectively acquired in the TRAQ Pvt Ltd. acquisition and some acquisitions of fixed assets related to TRAQ Pvt Ltd. of $3,417. In the year ended December 31, 2020, the investing activities related to the advance in the form of a note receivable in the amount of $227,877. In 2020 and 2019 we had acquisitions of fixed assets of $3,709 and $3,417, respectively.

Net cash provided by financing activities for the year ended December 31, 2020 was $285,433 compared to the year ended December 31, 2019 of $523,667. The cash provided by financing activities was the result of the issuance of long-term debt, including related parties, convertible notes from related and unrelated parties, offset by repayments on long term-debt which include related parties, as well as the decreases in our cash overdraft in both years.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

Not required for a smaller reporting company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2020, using the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s assessment, management has determined that there are material weaknesses due to the lack of segregation of duties and, due to the limited resources based on the size of the Company. Due to the material weaknesses management concluded that as of December 31, 2020, the Company’s internal control over financial reporting was ineffective. In order to address and resolve the weaknesses, the Company will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company’s financial means allow. To date, the Company’s limited financial resources have not allowed the Company to hire the additional personnel necessary to address the material weaknesses.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The following persons are our executive officers and directors as of March 17, 2021 and hold the positions set forth opposite their respective names. The members of the Board of Directors serve until the next annual meeting and a successor is appointed and qualified, or until resignation or removal.

Name	Age	Position	Date of Appointment
Ajay Sikka	54	Chairman of the Board, Director, Chief Executive Officer, President & Chief Financial Officer	July 19, 2017

James DuBois	57	Director	February 2, 2018

Greg Rankich	47	Director	May 11, 2019

Business Experience

The following is a brief description of the business experience of our executive officers and directors:

Ajay Sikka, Chairman and Director, President and Chief Financial Officer

Ajay Sikka, age 54, was appointed to our Board as its Chairman and the Board appointed him as our Chief Executive Officer, President, Chief Financial and Accounting Officer on July 19, 2017. From May 2014 to the 2020, Mr. Sikka has served as Chief Executive Officer of OmniM2M, Inc., an IIoT hardware, software and services company. From March 2011 to the present, Mr. Sikka has also served as Chief Executive Officer of TraQiQ Solutions, Inc. a technology provider that is focused on providing software products, services and support to enterprise customers, including Microsoft, Staples, Accenture, and Pactera. From April 2004 to Feb 2011, Mr. Sikka served as Senior Director at Microsoft Corp. in Redmond, Washington, where he worked in multiple teams, including Law & Corporate affairs, Central IT, and Business Strategy. He also managed Microsoft’s CloudCRM team that provided Customer Relationship Management (CRM) services within Microsoft. From April 2000 to March 2004, Mr. Sikka served as Chief Executive Officer of IndiaHQ Solutions, Inc., a content provider (Websites, newspapers, Yellow pages) for the South Asian community. That company was sold in 2004. From April 1996 to April 2000, Mr. Sikka served as Group Manager at Microsoft Corp. in Redmond, Washington where he drove Microsoft’s internet business and content management initiatives with telecommunications and Internet service providers. He arrived at Microsoft subsequent to Microsoft’s purchase of Vermeer, that made the FrontPage product. Mr. Sikka is an active angel investor and board of director member for startup companies and new ventures in the Seattle area.

James DuBois, Director

James DuBois, age 57, is a member of our Board and was appointed to our Board on February 2, 2018. Mr. Dubois, currently serves as Global IT Advisor and Board Member at Expeditors International of Seattle, Washington. Mr. Dubois has guided IT and business transformation, corporate governance, customer-focused strategic product/services development, security, and risk management. While at Microsoft, as CIO and Chief Information Security Officer roles, directing IT modernization through corporate growth, turnaround, acquisitions integrations and divestitures.

Greg Rankich, Director

Greg Rankich, age 47, is a member of our Board and was appointed to our Board on May 11, 2019. Mr. Rankich, from May 2018 to present, is the co-founder and partner at Better U Today, which is a program designed to provide a simple and straightforward approach to help people achieve their ideal weight through food, education and lifestyle changes. From January 2017 to present, Mr. Rankich also serves as the managing partner of Kirkland REI, LLC which is a private real estate investment and management firm that focuses on four primary asset classes: Single Residential Properties, Multi-Family Properties, Commercial Properties and Land Acquisition. From July 2013 to present, Mr. Rankich serves as an Advisory Board Member of Ro Health, which is a rapidly growing medical staffing and home health agency. Ro Health supplies clients and patients with healthcare providers that are kind and caring. From July 2005 to May 2018, Mr. Rankich served as the Chief Executive Officer of Xtreme Consulting Group, Inc. an $80 million in revenue international services firm that employs best-in-class business and technology professionals who are focused on improving business performance for clients of all types and sizes. Digital Intelligence Systems acquired Xtreme on May 11, 2018. Prior to founding Xtreme, Mr. Rankich held many roles within Microsoft Corporation. In 2010, Mr. Rankich was a finalist for Ernst & Young “Entrepreneur of the Year” award. He is an active member of company boards and advisory panels and is also involved in numerous charities and non-profits in the northwest. Mr. Rankich graduated with a B.A. in International Business and a M.B.A. from Washington State University.

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

Committees of the Board of Directors

Our Board of Directors has no committees. We do not have a standing nominating, compensation or audit committee. Accordingly, we do not have an audit committee financial expert serving on an audit committee.

Corporate Governance

Board Independence

We currently have three directors serving on our board of directors. Our Board of Directors has adopted the definition of “independence” as described in NASDAQ Rule 5605(a)(2). Independent directors would not include anyone who, within the past three years, was employed by us or any of our parents or subsidiaries or any of their family members; or any director who is, or who has a family member who is, a controlling shareholder. Our board of directors has determined that no directors meet the independence requirements. We may obtain independent directors in the future but there is no assurance that we will do so.

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

Nominations for Directors

During 2020, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Delinquent Section 16(a) Reports

During the year ended December 31, 2020, James DuBois and Greg Rankich, Directors of the Company, failed to file Form 3 reports of their initial holdings of Company stock. In addition, Ajay Sikka, James DuBois and Greg Rankich failed to file Form 4 reports following the issuance to them of options to purchase common stock pursuant to the 2020 Equity Incentive Plan.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the years ended December 31, 2020 and 2019, compensation awarded to or paid to, or earned by, our Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Ajay Sikka,	2019	$105,700	-	-	-	-	-	-	$105,700
CEO, CFO and Director	2020	$132,646	-	-	$340,600	-	-	-	$473,246

In November 2020, Mr Sikka executed an Employment Agreement with the Company. He is to receive an annual salary of $180,000 and options on up to 1.75 million shares. Of these 1.25 million shares are to vest based on performance over five years with milestones. The remaining 500,000 options are service-based vesting with 250,000 over four years, and 250,000 over one-year. In 2020 and 2019, Mr. Sikka received a salary of $132,646 and $105,700, respectively.

Grants of Plan-Based Awards Table

On October 9, 2020, the Board of Directors approved the TraQiQ, Inc. Equity Compensation Plan which was adopted on October 11, 2020. Under this plan our named executive officers received grants of 1,750,000 and 0 during the years ended December 31, 2020 and 2019, respectively.

Outstanding Equity Awards At Fiscal Year-End For 2020 (1)

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)
Ajay Sikka	312,500	1,437,500	$0.055	10/19/2030	-	-

(1)	Of Mr. Sikka’s options, options with respect to 250,000_shares will vest on October 19, 2021, options with respect to 250,000 shares will vest in equal parts on October 19 of each of the years 2021, 2022, 2023 and 2024, and options with respect to 1,250,000 shares will vest based on company performance, as determined by the board of directors.

Employment Agreements

On October 19, 2020, the Board of Directors of the Company approved the compensation plan for the CEO, Ajay Sikka. Mr. Sikka executed a five year employment agreement dated on the same date that provides for an annual salary of $180,000, and granted Mr. Sikka 1,500,000 stock options under the Company’s 2020 Equity Incentive Plan. 250,000 of these stock options vest over four years, with the remaining 1,250,000 options vesting upon a set of criteria which include annual revenue, business growth and stock performance.

Director Compensation

Directors of the Company receive no compensation other than the opportunity to receive option awards. Directors received the following grants.

In the table below, we have set forth information regarding compensation for 2020 received by each of our directors who is not an officer of the Company. The dollar amounts in the table below for option awards are the grant date fair market values associated with such awards.

2020 Director Compensation Table

	Fees Earned or	Stock	Option	All Other
Name	Paid in Cash	Awards	Awards	Compensation	Total

James DuBois	$-	$-	$48,777	-	$48,777
Greg Rankich	$-	$-	$39,022	-	$39,022

In the following table we have set forth information regarding options held by each named director as of December 31. 2020. Options vest on the dates shown.

Name	Number of Shares Underlying Options #	Option Exercise Price $	Option Expiration Date	Option Vesting Date
James DuBois	250,000	$0.005	10/19/2030	October 19. 2021

Greg Rankich	200,000	$0.005	10/19/2030	October 19, 2021 (50% and October 19, 2022 (50%)

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding the ownership of our common stock as of March 4, 2021, by:

●	each director;
●	each person known by us to own beneficially 5% or more of our Common Stock;
●	each officer named in the summary compensation table elsewhere in this Current Report on Form 8-K; and
●	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. The percentages of common stock beneficially owned are calculated on the basis of 32,733,193 total common shares issued and outstanding after giving effect to the Share Exchange Agreement, inclusion of stock options, warrants, shares issuable upon the conversion of notes payable and of Series A Preferred Stock, that are convertible into common stock and the percentage of Series A Preferred Stock is based on the 50,000 shares issued and outstanding. Each share of preferred stock is convertible into 85% of the average closing price of the common stock over the last 20 trading days immediately preceding the conversion.

Unless otherwise indicated below, to the best of our knowledge each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner	Shares	Percent of Class

Preferred A Stock	Ajay Sikka(1) 14205 S.E. 36th St., Suite 100 Bellevue, WA 98006	50,000	100.00%

Preferred Stock	All Officers and Directors as a Group (1 person)	50,000	100.00%

Common Stock	Ajay Sikka 14205 S.E. 36th St., Suite 100 Bellevue, WA 98006	15,512,484	49.85%

Common Stock	James DuBois(2), 11208 248 Ave NE, Redmond, WA 98053	29,412	0.10%

Common Stock	Greg Rankich	-	-

Common Stock	All Officers and Directors as a Group (3 persons)	15,541,896	49.95%

5% or Greater
Common Stock	Virandra Sikka 14205 S.E. 36th St., Suite 100 Bellevue, WA 98006	3,264,412	10.60%

Common Stock	Swarn Thiara 6704 126th Street SE, Snohomish, WA 98296	2,600,000	8.44%

Common Stock	Dharam Vir Sikka(4) 235 140th Avenue NE, Bellevue, WA 98005	1,933,862	6.26%

(1)	Ajay Sikka is our controlling shareholder. Under the terms of the Series A Preferred Stock, he is entitled to 50,000 votes of common stock for each share of Series A Preferred Stock, thereby effectively giving him, in addition to his 15,512,484 common share votes (which includes 312,500 stock options, 45,600 shares that are convertible from the Series A Preferred Stock), an additional 2,500,000,000 common share votes.
(2)	Represents 29,412 shares issuable upon the conversion of a note payable
(3)	Represents 1,823,568 common shares and 110,294 common shares from the conversion of $93,750 in convertible notes.

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

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2020 Equity Compensation Plan as of December 31, 2020. Our shareholders have not approved this plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	3,930,000	$0.0052	1,570,000
Total	3,930,000	$0.0052	1,570,000

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Party Transactions

Except as described below, and the past two years, there have been no transactions, whether directly or indirectly, between Ajay Sikka and any of our officers or former officers, directors or former directors or their family members.

The details for amount due to related parties were as follows:

	2020	2019
December 31,
Amount due from related parties:
Ajay Sikka(1)	$1,718,277	$1,221,737
Kunaal Sikka(2)	15,000	15,000
Swarm Singh(3)	45,000	45,000
Satinder Thiara(4)	57,000	57,000
Dharam Sikka(5)	75,000	75,000
James DuBois(6)	20,000	20,000
Total	$1,930,277	$1,433,737

(1)	These advances from the CEO are unsecured, due on demand and bear interest at 15% annually.

(2)	Unsecured promissory note from Kunaal Sikka, the CEO’s son, dated September 13, 2018, in the amount of $15,000, at 12% annual interest maturing on December 31, 2019. On December 31, 2019 this note was in default and the interest changed to 18% per annum.

(3)	Note payable to Swarn Singh, father-in-law of the CEO, entered into January 2017 ($25,000) and February 2017 ($20,000), at interest rate of 15% annually (1.25% monthly). These are unsecured loans and both loans mature December 31, 2019. On December 31, 2019 these notes were in default and the interest changed to 21% annually (1.75% monthly).

(4)	Notes payable to Satinder Thiara entered into May 25, 2016 ($22,000) which is due December 31, 2021, December 13, 2016 ($10,000) which is due December 31, 2021, and May 1, 2018 ($25,000) which matures December 31, 2019 at interest rate of 15% annually (1.25% monthly). The May 1, 2018 note is in default and the interest rate changed to 21% annually (1.75% monthly).

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees incurred for each of the last two years for professional services rendered by AJSH & Co LLP (“AJSH”) the independent registered public accounting firm for the audits of the Company’s annual financial statements included in the Company’s Form 10-K and reviews of financial statements for its quarterly reports (Form 10-Q) are reported below. The Company engaged AJSH on February 1, 2020. The fees billed by AJSH relating to the audits for the years ended December 31, 2020 and 2019 were:

	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total
2020	$27,500	$-	$-	$-	$27,500
2019	$30,000	$-	$-	$-	$30,000

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2020 and 2019.

Audit Related Fees

The aggregate fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported “Audit Fees” for the years ended December 31, 2020 and 2019.

Tax Fees

The aggregate fees billed for professional services rendered by principal accountant for tax compliance, tax advice and tax planning during the years ended December 31, 2020 and 2019.

All Other Fees

Other fees billed for products or services provided by the Company’s principal accountant during the years ended December 31, 2020 and 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The financial statements filed as a part of this report are set forth beginning on page F-1.

Financial Statement Schedules

No financial statement schedules are required to be filed with this report.

Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Articles of Incorporation, as amended	X

3.2	Bylaws		S-1		3.2	3/7/2011

4.1(a)	Note Purchase Agreement and Note, dated July 19, 2017 between the Company and Donald P. Hateley		8-K/A		4.1(a)	8/24/2017

4.1(b)	Note Purchase Agreement and Note, dated July 19, 2017 between the Company and Alena Borisova		8-K/A		4.1(b)	8/24/2017

4.1(c)	Description of Capital Stock	X

4.2(a)	Certificate of Determination for Series A Preferred		8-K		4.2(a)	8/3/2017

4.2(b)	Series A Stock Purchase Agreement dated August 1, 2017		8-K		4.2(b)	8/3/2017

10.1	Share Exchange Agreement dated July 19, 2017, fully executed on August 3, 2017		8-K/A		10.1	8/24/2017

10.2	TraQiQ, Inc. 2020 Equity Incentive Plan	X

21	Subsidiaries of the Registrant	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS XBRL Instance Document *

101.SCH XBRL Taxonomy Extension Schema Document *

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB XBRL Taxonomy Extension Label Linkbase Document *

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document *

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TraQiQ Inc.

Date: March 22, 2021	By:	/s/ Ajay Sikka
	Name:	Ajay Sikka
	Title:	Chairman of the Board of Directors & Chief Executive Officer
(Principal Executive Officer)

Date: March 22, 2021	By:	/s/ Ajay Sikka
	Name:	Ajay Sikka
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 22, 2021	By:	/s/ James DuBois
	Name:	James DuBois
	Title:	Director

Date: March 22, 2021	By:	/s/ Greg Rankich
	Name:	Greg Rankich
	Title:	Director

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of TraqIQ, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TraqIQ, Inc. and its subsidiaries (collectively, the “Company”) as on December 31, 2020 and December 31, 2019, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $2,504,893 and working capital deficit of $2,851,721 as of December 31, 2020, and a working capital deficit of $2,697,036 as of December 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this uncertainty are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ AJSH & Co LLP

We have served as the Company’s auditor since 2019.

New Delhi, India

March 22, 2021

TRAQIQ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

IN US$

	DECEMBER 31,	DECEMBER 31,
	2020	2019

ASSETS
Current Assets:
Cash	$29,658	$9,094
Accounts receivable, net	521,618	602,155
Note receivable - related party	227,877	-
Prepaid expenses and other current assets	322,286	207,581

Total Current Assets	1,101,439	818,830

Fixed assets, net	36,373	48,681
Intangible assets, net	444,584	477,824
Restricted cash	28,746	182,627
Long-term investment	40,603	41,617
Right-of-use asset	126,118	537,268
Other assets	3,196	32,639

Total Non-current Assets	679,620	1,320,656

TOTAL ASSETS	$1,781,059	$2,139,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,163,505	$883,845
Cash overdraft	188,721	427,890
Accrued payroll and related taxes	327,084	291,586
Accrued taxes and duties payable	46,577	50,623
Current portion - lease liability	8,779	122,343
Current portion - long-term debt - related parties	1,843,399	1,306,737
Current portion - long-term debt	133,761	191,508
Current portion - convertible debt - long-term debt - related and unrelated parties	241,334	241,334

Total Current Liabilities	3,953,160	3,515,866

Long-term debt - related parties, net of current portion	-	32,000
Long-term debt, net of current portion	59,856	19,202
Lease liability, net of current portion	125,219	432,800

Total Non-current Liabilities	185,075	484,002

Total Liabilities	4,138,235	3,999,868

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par value, $0.0001, 10,000,000 shares authorized, Series A Convertible Preferred, 50,000 and 50,000 shares issued and outstanding, respectively	5	5
Common stock, par value, $0.0001, 300,000,000 shares authorized, 27,297,960 and 27,297,960 issued and outstanding, respectively	2,730	2,730
Additional paid in capital	117,261	12,623
Accumulated deficit	(2,504,893)	(1,896,984)
Accumulated other comprehensive income (loss)	27,721	21,244

Total Stockholders’ Deficit	(2,357,176)	(1,860,382)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,781,059	$2,139,486

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

IN US$

	YEARS ENDED
	DECEMBER 31,
	2020	2019

REVENUE	$1,009,949	$680,732
COST OF REVENUE	546,569	431,363
GROSS PROFIT (LOSS)	463,380	249,369

OPERATING EXPENSES
Salaries and salary related costs	284,258	114,615
Professional fees	201,430	287,775
Rent expense	101,845	88,863
Depreciation and amortization expense	47,988	42,840
General and administrative expenses (including stock-based compensation)	182,827	160,919

Total Operating Expenses	818,348	695,012

OPERATING LOSS	(354,968)	(445,643)

OTHER INCOME (EXPENSE)
Bargain purchase gain	-	417,148
PPP forgiveness and other income	76,248	55,450
Interest expense, net of interest income	(328,380)	(250,164)
Total other income (expense)	(252,132)	222,434

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(607,100)	(223,209)

Provision for income taxes	809	-

NET LOSS	$(607,909)	$(223,209)

Other comprehensive income (loss)
Foreign currency translations adjustment	6,477	21,244
Comprehensive income (loss)	$(601,432)	$(201,965)

Net loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding - basic and diluted	27,297,960	27,297,960

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

IN US $

					Additional		Accumulated
	Series A Preferred		Common Stock		Paid-In Capital -	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Common	Deficit	Income (Loss)	Total

Balance - December 31, 2018	50,000	$5	27,297,960	$2,730	$12,355	$(1,673,775)	$-	$(1,658,685)

Acquisition of Mann-India	-	-	-	-	268	-	5,116	5,384

Net loss for the year	-	-	-	-	-	(223,209)	16,128	(207,081)

Balance - December 31, 2019	50,000	5	27,297,960	2,730	12,623	(1,896,984)	21,244	(1,860,382)

Stock-based compensation on granting of options	-	-	-	-	104,638	-	-	104,638

Net loss for the year	-	-	-	-	-	(607,909)	6,477	(601,432)

Balance - December 31, 2020	50,000	$5	27,297,960	$2,730	$117,261	$(2,504,893)	$27,721	$(2,357,176)

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

IN US$

	2020	2019
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(607,909)	$(223,209)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Bargain purchase gain	-	(417,148)
Bad debt expense	-	60,460
Forgiveness of debt	(64,725)	(55,450)
Depreciation and amortization	47,987	42,840
Lease cost, net of repayment	6,297	13,226
Foreign currency loss	29,588	18,882
Stock-based compensation	104,638	-
Changes in assets and liabilities
Accounts receivable	65,816	(153,492)
Prepaid expenses and other current assets	(144,600)	12,019
Other assets	28,647	(4,823)
Accounts payable and accrued expenses	293,943	238,873
Accrued payroll and payroll taxes	55,967	(29,669)
Accrued duties and taxes	(2,813)	(15,395)
Deferred revenue	-	(3,623)
Total adjustments	420,745	(293,300)
Net cash (used in) operating activities	(187,164)	(516,509)

CASH FLOWS FROM INVESTING ACTIVITES
Cash received in acquisition of Mann	-	234
Restricted cash received in acquisition of Mann	-	185,399
Advances of note receivable - related party	(227,877)	-
Acquisition of fixed assets	(3,709)	(3,417)
Net cash (used in) provided by investing activities	(231,586)	182,216

CASH FLOWS FROM FINANCING ACTIVITES
(Decrease) in cash overdraft	(228,745)	(36,691)
Proceeds from long-term debt - related parties	554,940	593,201
Repayment of long-term debt - related parties	(42,100)	(104,841)
Proceeds from long-term debt	197,540	143,600
Repayments of long-term debt	(196,202)	(71,602)
Net cash provided by financing activities	285,433	523,667

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(133,317)	189,374

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	191,721	2,347

CASH AND RESTRICTED CASH - END OF PERIOD	$58,404	$191,721

CASH PAID DURING THE PERIOD FOR:
Interest expense	$84,830	$11,782
Income taxes	$1,609	$-

SUMMARY OF NON-CASH ACTIVITIES:
Acquisition of Mann:
Accounts receivable	$-	$506,951
Prepaid and other current assets	-	216,956
Right-of-use asset	-	576,566
Fixed assets	-	68,260
Other assets	-	37,950
Investment	-	42,248
Customer relationships	-	448,800
Tradename	-	49,799
Accounts payable and accrued expenses	-	(173,197)
Accrued payroll and related taxes	-	(325,629)
Accrued duties and taxes	-	(66,765)
Lease liability	-	(585,207)
Deferred revenue	-	(3,618)
Long-term debt	-	(90,314)
Cash overdraft	-	(471,017)
Cash	-	234
Restricted cash	-	185,399

Total net assets acquired	-	417,416

Consideration per Share Exchange Agreement	-	268

Goodwill/(Bargain Purchase Gain)	$-	$(417,148)

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

TraQiQ Solutions, Inc.

This entity was formed about over 15 years ago and has most recently been providing technology solutions, predominantly in the business intelligence and data analytics arenas. The Company has been a vendor to Microsoft for over 10 years and has done work with many Microsoft product and business groups, including Microsoft Azure and Microsoft Media planning. Ci2i has worked closely with customers where a wide variety of analytics solutions were built.

Ci2i’s cloud solutions and analytics services comprise software development, program management, project management, and business analytics services.

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation (“Mann”). On January 2, 2020, Mann changed its name to TRAQIQ Solutions Private Limited (“TRAQ Pvt Ltd”). Pursuant to the Share Exchange Agreement with Mann, the Company acquired 100% of the shares of Mann and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 1,329,272 shares of common stock of the Company valued at $268. The warrants will be exercisable as follows: (i) 100,771 warrants immediately; (ii) 859,951 warrants exercisable one-year after the date of closing, which was extended to March 31, 2021; and (iii) 368,550 warrants exercisable two-years after the date of closing. This transaction is being recorded as a business combination under ASC 805.

The warrants that are exercisable in one-year and two-years are conditioned upon TRAQ Pvt Ltd. achieving certain revenue figures and pre-tax profit percentages. TRAQ Pvt Ltd. must achieve target revenue of $1.1 million (US$) and pre-tax profit of 25% (US$). Should TRAQ Pvt Ltd. be unable to achieve these criteria, the warrants will be reduced proportionately.

Mann-India Private limited was renamed to TraQiQ Solutions Private Limited shortly after acquisition by TraQiQ Inc.

The warrants that are exercisable in one-year (which were extended to March 31, 2021) and two-years are conditioned upon TRAQ Pvt Ltd. achieving certain revenue figures and pre-tax profit percentages. TRAQ Pvt Ltd. must achieve target revenue of $1.1 million (US$) and pre-tax profit of 25% (US$). Should TRAQ Pvt Ltd. be unable to achieve these criteria, the warrants will be reduced proportionately.

TRAQ Pvt Ltd. was established in May 2000 and is headquartered in New Delhi, India. TRAQ Pvt Ltd. is a leading software development company which, with the advent of technology, has evolved as a mature and fast-growing company committed to provide reliable and cost-effective software solutions across industries all over the world.

TRAQ Pvt Ltd. has its own experienced team of software developers dedicated towards developing various kinds of customized software.

TraQ Pvt Ltd. has been doing business around the world for over 15 years, with particular emphasis on Latin America and India. The customer list includes large enterprise Finance and Insurance companies across Latin America. The company’s product portfolio has evolved rapidly and now includes enterprise ready solutions for payment processing, mobile wallets, micro lending solutions and digital transformation.

TraQSuite is a distribution platform that allows users to setup task-based networks rapidly – target customers, facilitate/validate transactions, track/manage task workers, manage funds and run the entire distribution network. It includes the following functions:

Targeting

TraQSuite analyzes your customers’ omni-channel behaviors and transactions. Using artificial intelligence technology, the software analyzes online activity and delivers real-time, automated recommendations and personalized content, including such items as personalized, always-updated coupons, funds, tickets and loyalty cards.

Transactions

The digital transactions functions of the software enable users to manage and control finances and virtually store and use financial assets including G2P, B2P, welfare, salary, cards and micro banking like loans and insurance. The software includes back-end payment processing and a front-end digital wallet that allows users with and without bank accounts to buy products and services and pay with their mobile devices, settling transactions across multiple vendors, currencies and locations.

Last mile

The Last-Mile software module is designed to allow logistics and delivery operations to manage large numbers of workers in multiple locations that are delivering products and services to users. It both tracks the task workers and provides validation for the transactions. The mobile applications enable data sharing and validation and also measure customer satisfaction.

Integration

TraQSuite also includes software designed to integrate the TraQSuite tools with existing business software.

Learning

TraQLearn is eLearning software that includes modules and dashboards for students, teachers and administrators and tools to help with targeted learning.

Effective December 31, 2020, Ci2i acquired the net assets of OmniM2M and TransportIQ, and then dissolved those entities in January 2021. The value of those transactions were for the assumed liabilities of Omni and TransportIQ, and no cash was exchanged. These acquisitions did not constitute accounting for discontinued operations under ASC 205 as the two entities were acquired by a subsidiary of the Company and were not disposed of.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less of $29,658 and $9,094 as of December 31, 2020 and December 31, 2019, respectively.

Restricted Cash

The Company’s restricted cash balance consists of time deposits with financial institutions which are valued at cost and approximate fair value. Interest earned on these deposits in included in interest income. The carrying value of our restricted cash at December 31, 2020 and December 31, 2019 was $28,746 and $182,627, respectively. The balances consist of time deposits pledged with financial institutions for a Line of Credit facility taken from Andhra Bank, issuance of overdraft limit.

Accounts Receivable and Concentration of Credit Risk

The Company considers accounts receivable, net of allowance for returns and doubtful accounts, to be fully collectible. The allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Management has determined that no allowance was required for the outstanding accounts receivable as of December 31, 2020 and December 31, 2019.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Management has determined that no impairment of long-lived assets is required for the periods ended December 31, 2020 and December 31, 2019.

Capitalized Software Costs

In accordance with the relevant FASB accounting guidance regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time these costs are capitalized until the product is available for general release to customers. Once the technological feasibility is established per ASC 985-20, the Company capitalizes costs associated with the acquisition or development of major software for internal and external use in the balance sheet. Costs incurred to enhance the Company’s software products, after general market release of the services using the products, is expensed in the period they are incurred. The Company only capitalizes subsequent additions, modifications or upgrades to internally developed software to the extent that such changes allow the software to perform a task it previously did not perform. The Company expenses software maintenance and training costs as incurred. The Company has not capitalized any cost for software development for the years ended December 31, 2020 and 2019, respectively.

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

Professional Service Revenue

TRAQ Pvt Ltd. derives a large part of its revenues from professional and support services, which includes revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers using their systems. Revenue from arrangements with customers is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as discussed in ASC 606. In instances where multiple performance obligations are identified, the Company allocates the transaction price to each performance obligation based on relative selling prices of each distinct product or service, and recognizes revenue related to each performance obligation at the points in time that each performance obligation is satisfied. The Company’s performance obligation includes providing customization of software’s, selling of licenses, where the Company typically satisfies its performance obligations prior to the submission of invoices to the customer for such services. The Company’s performance obligation for consulting and technical support is delivered on as the work is being performed, which is satisfied prior to invoicing. The Company generally collects payment within 30 to 60 days of completion of the performance obligation and there are no agency relationships.

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

TRAQ Pvt Ltd. has now started offering an integrated solution for supply chain and last mile. This product called “TraQSuite” is now offered in multiple markets as a cloud-based subscription offering. This is a significant improvement from the earlier professional services business.

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

The following is a summary of revenue for the years ended December 31, 2020 and 2019, disaggregated by type:

	2020	2019
Professional Services Revenue	$935,214	$654,374
Software Solution Revenue	74,735	26,358
	$1,009,949	$680,732

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

These consolidated financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates. In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes. Changes in economic conditions may also dramatically affect the estimated fair values.

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

Related Party Transactions

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal stockholders of the Company, its management, members of the immediate families of principal stockholders of the Company and its management and other parties with which the Company may deal where one-party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as compensation or distribution to related parties depending on the transaction.

Retirement Benefits to Employees

Defined Contribution Plan

In India, the employees receive benefits from a provident fund, where the employer and employees each make monthly contributions to the plan at a pre-determined rate to the Regional Provident Fund Commissioner. Employer’s contributions to the fund is charged as an expense in the Statements of Operations.

Defined Benefit Plan

In accordance with the Payment of Gratuity Act, 1972, applicable for Indian companies, TRAQ Pvt Ltd. provides for a lump sum payment to eligible employees, at retirement or termination of employment based on the last drawn salary and years of employment with the Company. Current service costs for defined benefit plans are accrued in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by TRAQ Pvt Ltd. TRAQ Pvt Ltd. records annual amounts relating to its defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. TRAQ Pvt Ltd. reserves its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. TRAQ Pvt Ltd.’s obligation in respect of the gratuity plan, which is a defined benefit plan, is provided for based on actuarial valuation.

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

Recently Issued Accounting Standards

There were updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries or transactions that are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Going Concern

The Company has an accumulated deficit of $2,504,893 and a working capital deficit of $2,851,721, as of December 31, 2020, and a working capital deficit of $2,697,036 as of December 31, 2019. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

These consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

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

NOTE 3: ACQUISITION OF TRAQ PVT LTD.

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation. On January 2, 2020, the name of this company was changed to TRAQIQ Solutions Private Limited. Pursuant to the Share Exchange Agreement with TRAQ Pvt Ltd., the Company acquired 100% of the shares of TRAQ Pvt Ltd. and assumed certain net liabilities) in exchange for warrants exercisable over a five-years to purchase 1,329,272 shares of common stock of the Company valued at $268. The warrants will be exercisable as follows: (i) 100,771 warrants immediately upon closing; (ii) 859,951 warrants exercisable one-year after the date of closing, which was extended to March 31, 2021; and (iii) 368,550 warrants exercisable two-years after the date of closing.

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

The following table shows pro-forma results for the year December 31, 2019 as if the acquisition had occurred on January 1, 2019. These unaudited pro forma results of operations are based on the historical financial statements and related notes of TRAQ Pvt Ltd. and the Company.

For the year ended December 31, 2019
Revenues	$1,143,606
Net income (loss)	$(166,533)
Net income (loss) per share	$(0.01)

NOTE 4: CASH AND RESTRICTED CASH

Cash and restricted cash are as follows:

	December 31, 2020	December 31, 2019
Cash on hand	$141	$252
Bank balances	29,517	8,842
Restricted cash	28,746	182,627
Total	$58,404	$191,721

ASU 2016-18, “Statements of Cash Flows” (Topic 230) was adopted by the Company in 2017. In accordance with this standard, restricted cash and restricted cash equivalents is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statements of Cash Flows. During the years ended December 31, 2020 and December 31, 2019, there were no cash equivalents.

NOTE 5: FIXED ASSETS

The Company’s property and equipment is as follows:

	December 31, 2020	December 31, 2019	Estimated Life

Property and equipment – TRAQ Pvt Ltd.	$638,587	$650,621	3 - 10 years
Less: accumulated depreciation	(602,214)	(601,940)

Net	$36,373	$48,681

Depreciation expense for the years ended December 31, 2020 and 2019 was $14,747 and $22,065, respectively.

NOTE 6: INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	December 31, 2020	December 31, 2019

Customer relationships	$448,800	$448,800
Tradenames	49,799	49,799
Less: accumulated amortization	(54,015)	(20,775)

Net	$444,584	$477,824

Amortization expense for the years ended December 31, 2020 and 2019 was $33,240 and $20,775, respectively.

NOTE 7: LONG-TERM INVESTMENT

The Company’s long-term investment is as follows:

	December 31, 2020	December 31, 2019

Equity Security – Compulsorily Convertible Debenture	$40,603	$41,617

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

NOTE 8: NOTE RECEIVABLE

The Company’s notes receivable is as follows:

	December 31, 2020	December 31, 2019

MIMO Technologies PVT Ltd	$227,877	$-

The Company entered into a note receivable with a related party in the amount of 15,037,263 INR (approximately $170,000 US$) dated April 1, 2020 with no stated maturity date. The note bears interest at 13% per annum. Further, the Company provided additional amounts on October 5, 2020, to bring the total outstanding to 16,647,264 INR ($227,877 US$) as of December 31, 2020.

NOTE 9: LONG-TERM DEBT RELATED PARTIES

The following is a summary of the current portion - long-term debt - related parties as of December 31, 2020 and December 31, 2019:

		December 31, 2020	December 31, 2019
Unsecured advances - CEO	(a)	$1,718,277	$1,221,737

Notes payable - Satinder Thiara	(b)	57,000	57,000

Promissory note – Kunaal Sikka	(c)	15,000	15,000

Notes payable – Swarn Singh	(d)	45,000	45,000

Note payable - Chaudhary	(e)	8,122	-

		1,843,399	1,338,737
Current portion of long-term debt related parties		(1,843,399)	(1,306,737)
Long-term debt – related parties		$-	$32,000

(a)	This is an unsecured advance from the CEO originally entered into January 1, 2015. The note bears interest at 15% annually (1.25% monthly) and are due on demand.

(b)	Notes payable to Satinder Thiara entered into May 25, 2016 ($22,000) which is due December 31, 2021, December 13, 2016 ($10,000) which is due December 31, 2021, and May 1, 2018 ($25,000) which matured December 31, 2019 at interest rate of 15% annually (1.25% monthly). These are unsecured loans. The May 1, 2018 note is in default as of December 31, 2019. As a result the interest rate was changed to 21% annually (1.75% monthly).

(c)	Unsecured promissory note from Kunaal Sikka, the CEO’s son, dated September 13, 2018, in the amount of $15,000, maturing on December 31, 2019, and accruing interest at an annual rate of 12%. The note is in default as of December 31, 2019. As a result the interest rate was changed to 18% annually (1.50% monthly).

(d)	Note payable to Swarn Singh, father-in-law of the CEO, entered into January 3, 2017 ($25,000) and February 1, 2017 ($20,000) at interest rate of 15% annually (1.25% monthly). These are unsecured notes. Both notes were due December 31, 2019. The notes are in default as of December 31, 2019. As a result the interest rate was changed to 21% annually (1.75% monthly).

(e)	Note payable to Sushil Chaudhary dated April 27, 2020 in the amount of 1,100,000 INR (approximately $14,500 US$) due on demand at 13% per annum. This amount was offset by an amount due from the company that Sushil Chaudhary owns in the amount of $8,179.

Interest expense on these notes for the years ended December 31, 2020 and 2019 are $228,748 and $170,688, respectively.

NOTE 10: LONG-TERM DEBT

The following is a summary of the long-term debt as of December 31, 2020 and December 31, 2019:

		December 31, 2020	December 31, 2019
Promissory notes - Kabbage	(a)	$-	$23,826
Promissory notes – Loan Builder	(b)	-	-
Other debt – in default	(c)	6,000	6,000
Yukti Securities Private Limited	(d)	4,547	4,660
Lathika Regunathan	(e)	-	-
Noor Qazi	(f)	-	50,562
Auto loan – ICICI Bank	(g)	18,539	25,662
Baxter Credit Union	(h)	99,911	100,000
UGECL	(i)	54,563	-
USA Bank PPP	(j)	10,057	-
Total		$193,617	$210,710
Current portion		(133,761)	(191,508)
Long-term debt, net of current portion		$59,856	$19,202

(a)	Multiple monthly loan agreements with Kabbage. Each of these loans has a six-month duration with interest and fees spread over the 6 months.

(b)	Business loan agreement with LoanBuilder in August 2018 in the amount of $18,000, payable in 52 weekly payments of $409, including interest.

(c)	Note payable to an individual for $7,500, issued in May 2018 as consideration for services, due in June 2018, and bearing no interest. During the year ended December 31, 2018, the Company made a payment of $1,500 against the note and the Company has withheld payment of the remaining amount pending receipt of amounts due from the service provider.

(d)	Loan payable to Yukti Securities Private Limited is an unsecured loan which is due on demand.

(e)	Unsecured loan from Lathika Regunathan, individual, is due on demand. Was repaid in 2019.

(f)	Unsecured loan from Noor Qazi, individual, is due on demand. Was repaid in December 2020.

(g)	Loan payable with ICICI Bank, secured by the vehicle the loan was taken for. Payments are monthly at $752, through maturity in May 2023. Of the amount outstanding, the following represents the maturity: Current (2021) $7,183; (2022) $7,837; (2023) $3,519.

(h)	Revolving loan in the amount of $100,000 at 4% interest per annum due December 30, 2020. The loan was renegotiated for a balance of $99,911 with similar terms at 4% interest per annum and is guaranteed by the CEO of the Company.

(i)	COVID line of credit from UGECL up to 4,000,000 INR in India, term of 48 months, interest only at 7.5%% annual rate for first 12 months, then 36 equal installments through maturity. Current (2021) $6,063; long-term (2022-2024) $48,500.

(j)	PPP loan from USA Bank, with interest accruing at 1% per annum. Original amount of $34,697 had $24,640 forgiven in December 2020, with the remaining $10,057 due in five years In February 2021, the Company was notified that the entire balance of the PPP loan has been forgiven.

Interest expense on these notes for the years ended December 31, 2020 and 2019 are $6,932 and $12,110, respectively.

NOTE 11: CURRENT PORTION - CONVERTIBLE DEBT – RELATED AND UNRELATED PARTIES

The following is a summary of current portion - convertible debt - related and unrelated parties as of December 31, 2020 and December 31, 2019:

		December 31, 2020	December 31, 2019
Face value of notes – related party	(a)	$95,000	$95,000

Face value of notes – unrelated parties	(a)	98,077	98,077

Excess of the fair value of shares issuable over the face value of the convertible notes	(a)	48,257	48,257

		$241,334	$241,334

(a)	In connection with the reverse merger in July 2017, the Company and two stockholders, who had provided related party advances to the Company, agreed to exchange their related party advances for 6% Convertible Promissory Notes that were originally due on January 15, 2018 (the “Notes”) in the amount of $68,077. From August 2017 through November 2017, the Company issued additional notes to four different parties (two of which were related parties) in the principal amount of $100,000 ($70,000 to related parties). In January 2018, the holders of the Notes agreed to extend the maturity to April 30, 2018, and in April 2018, agreed to further extend the maturity of certain notes to June or July 2018. During the year ended December 31, 2018, the maturity of the notes were further extended to March 31, 2019 and then again to periods ranging from June 30, 2019 to December 31, 2019. The Notes bear simple interest at 6% unless the Company defaults, which increases the interest rate to 10%. The Holders, at their option, can elect to convert the principal plus any accrued interest, into shares of the Company’s common stock at a conversion rate equal to eighty percent (80%) of the average closing share price as quoted on the OTC Markets for the five (5) trading days prior to the date of conversion. There are two notes that had a maturity date of June 30, 2019, with the remaining notes having a maturity date of December 31, 2019. These notes have not been extended and are currently in default. The Company has classified these notes as current liabilities. The Company has accrued the default interest on the two notes from July 1, 2019 through December 31, 2020.

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

Interest expense on these notes for the years ended December 31, 2020 and 2019 are $19,361 and $12,957, respectively.

The Company has calculated the stock-settled liability in accordance with ASC 835-30 which establishes the monetary value at settlement of these instruments at fair value.

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

Common Stock

As of December 31, 2020, the Company has 27,297,960 shares issued and outstanding.

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

Warrants

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation. Pursuant to the Share Exchange Agreement, the Company acquired 100% of the shares of TRAQ Pvt Ltd. and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 1,329,272 shares of common stock of the Company valued at $268. The warrants will be exercisable as follows: (i) 100,771 warrants immediately upon closing; (ii) 859,951 warrants exercisable one-year after the date of closing, which was extended to March 31, 2021; and (iii) 368,550 warrants exercisable two-years after the date of closing. The value of the transaction totaled $268 and is reflected as an increase to additional paid in capital.

Options

On November 23, 2020, the Board of Directors of the Company approved the 2020 Equity Incentive Plan.

On October 19, 2020, the Company granted 3,930,000 stock options to board members, advisory board members, employees and consultants. The options have a 10-year term, and are both service based grants, as well as performance-based grants. Stock-based compensation for the year ended December 31, 2020 was $104,638, and the unrecognized stock-based compensation for these grants as of December 31, 2020 is $660,372. Of the 3,930,000 options granted, only 312,500 have been vested through December 31, 2020.

The following represents a summary of options as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	-	$-	-	$-

Granted	3,930,000	0.0052	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Ending balance	3,930,000	$0.0052	-	$-
Intrinsic value of options	$6,267,475		$-

Weighted Average Remaining Contractual Life (Years)	9.81

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

The lease right of use asset of in the original amount of $592,909 was to be amortized on a straight-line basis over the term of the lease. For the years ended December 31, 2020 and 2019 the Company recorded rent expense of $100,079 and $74,214.

During the year ended December 31, 2020, the Company renegotiated their leases with the landlord for TRAQ Pvt Ltd. As a result of this renegotiation, the Company vacated one of their two leases, and as a result, impaired $333,571 in right-of-use asset and $349,428 in lease liability. The difference has been reflected as forgiveness of debt in the Consolidated Statements of Operations in December 31, 2020.

As of December 31, 2020, the value of the unamortized lease right of use asset is $126,118. As of December 31, 2020, the Company’s lease liability was $133,998.

Remaining Lease Obligation by calendar year (undiscounted cash flows)
2021	$26,087
2022	29,091
2023	29,091
2024	30,000
2025	33,455
2026 and thereafter	59,940
Total lease payments	207,663
Less: Imputed interest	73,665
Present value of lease liabilities	$133,998

nOTE 14: CONCENTRATIONS

During the years ended December 31, 2020 and 2019, the Company had two major customers comprising 85% of revenues and two major customers comprising 82% of revenues, respectively. A major customer is defined as a customer that represents 10% or greater of total revenues. There was 85% and 67% of accounts receivable two and two customers as of December 31, 2020 and December 31, 2019, respectively.

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

NOTE 16: PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2020 and 2019 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to the valuation allowance to fully reserve net deferred tax assets.

All United States based entities:

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2020 and 2019:

	2020	2019
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	7.50%	7.50%
Temporary differences	0.38%	(0.82)%
Permanent differences	(0.98)%	(7.41)%
Change in valuation allowance	(27.90)%	(20.27)%
Totals	0.00%	0.00%

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

	As of	As of
	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating losses before non-deductible items	$747,748	$579,118
Stock-based compensation	28,174	-
Depreciation	(1,616)	(1,616)
Total deferred tax assets	774,306	577,502
Less: Valuation allowance	(774,306)	(577,502)

Net deferred tax assets	$-	$-

As of December 31, 2020, the Company has a net operating loss carry forward of $2,777,151 expiring through 2037. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code. The valuation allowance was increased by $196,804 in 2020.

The Company classifies income tax penalties and interest, if any, as part of other general and administrative expenses in the accompanying consolidated statements of operations. The Company did not expense any penalties or interest during the years ended December 31, 2020 or December 31, 2019 and did not accrue any penalties or interest as of December 31, 2020 or December 31, 2019.

India based entity:

Significant components of deferred tax liabilities as at December 31, 2020 and 2019 (was acquired May 2019):

	As of	As of
	December 31, 2020	December 31, 2019
Deferred Tax Assets:
Difference between book and tax base of fixed assets	$43,868	$56,696
Provision for gratuity	27,189	22,253
Provision for leave encashment	11,030	8,598
Operating lease	5,170	2,339
NOL carryforward (based on last tax return filed per Indian Income Tax laws)	43,140	11,404
Timing difference on TDS under 40a(ia)	9,002	-
MAT credit	8,644	8,860
Deferred Tax Assets	148,043	110,150

Net Deferred Tax Assets	148,043	110,150
Less: Valuation allowance	(148,043)	(110,150)
Net Deferred Tax Asset	$-	$-

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases.

At December 31, 2020, the Company performed an analysis of the deferred tax asset valuation allowance due to management’s uncertainty about its realization. The Company when necessary will record a valuation allowance against this deferred tax asset. Based on the analysis, the Company has provided a valuation allowance against the full amount of said Deferred Tax Assets of $148,043 due to management’s uncertainty about its realization.

nOTE 17: EMPLOYEE BENEFIT PLANS

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

The benefit obligation has been measured as of December 31, 2020. The gratuity plan is unfunded. The following table sets forth the activity of the Gratuity Plans and the amounts recognized in the Company’s financial statements for the year ended December 31, 2020:

Year Ended
December 31, 2020
Change in projected benefit obligation:
Projected benefit obligation as of January 1, 2020	$85,594
Service cost	10,746
Interest cost	5,595
Benefits paid	(19,033)
Actuarial gain (loss) on the Obligation	23,761
Effect of exchange rate changes	(2,090)
$104,573

Projected benefit obligation as of December 31, 2020
Unfunded amount – non-current	$94,023
Unfunded amount - current	10,550
Total accrued liability	$104,573

Components of net period benefit costs:
Service cost	$10,746
Interest cost	5,595
Actuarial gain (loss) on the Obligation	23,761
$40,102

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

Discount rate	5.55% per annum

Rate of increase in compensation levels	10.00 % per annum

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

Leave Encashment:

The other long-term employee benefits has been measured as of December 31, 2020. The following table sets forth the activity of the leave encashment and the amounts recognized in TRAQ Pvt Ltd.’s financial statements at December 31, 2020:

Year Ended
December 31, 2020
Change in projected benefit obligation:
Projected benefit obligation as of January 1, 2020	$33,070
Service cost	10,746
Interest cost	5,595
Benefits paid	(2,212)
Actuarial gain (loss) on the Obligation	(3,969)
Effect of exchange rate changes	(806)
$42,424

Projected benefit obligation as of December 31, 2020
Unfunded amount – non-current	$37,306
Unfunded amount - current	5,118
Total accrued liability	$42,424

Components of net period benefit costs:
Service cost	$10,746
Interest cost	5,595
Actuarial gain (loss) on the Obligation	(3,969)
$12,372

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

Discount rate	5.55% per annum

Rate of increase in compensation levels	10.00 % per annum

The other long-term employee benefits has been measured as of December 31, 2019. The following table sets forth the activity of the leave encashment and the amounts recognized in TRAQ Pvt Ltd.’s financial statements at the end of the period May 16, 2019 through December 31, 2019:

Period May 16, 2019 through
December 31, 2019
Change in projected benefit obligation:
Projected benefit obligation as of May 16, 2019	$24,243
Service cost	3,646
Interest cost	940
Benefits paid	(919)
Actuarial gain (loss) on the Obligation	5,617
Effect of exchange rate changes	(457)
$33,070

Projected benefit obligation as of December 31, 2019
Unfunded amount – non-current	$27,682
Unfunded amount - current	5,388
Total accrued liability	$33,070

Components of net period benefit costs:
Service cost	$3,646
Interest cost	940
Actuarial gain (loss) on the Obligation	5,160
$9,746

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

Discount rate	6.70% per annum

Rate of increase in compensation levels	10.00 % per annum

nOTE 18: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies in respect of TRAQ Pvt Ltd;

(i)	TRAQ Pvt Ltd had applied for compounding of the TDS liability for the assessment year 2014-2015 and 2015-2016 in accordance with Indian Income Tax Laws. However, no amount payable for tax and penalty was confirmed by the Income Tax Department. Further, TRAQ Pvt Ltd has also defaulted for TDS deducted but not paid in time during assessment years 2016-2017 to 2020-2021. Accordingly, there may be a contingent liability in respect of TDS regarding compounding charges, interest, and penalty which is not quantifiable at present, hence not provided in the Consolidated Financial Statements.

(ii)	TRAQ Pvt Ltd has outstanding Gratuity for $23,971 as of December 31, 2020, towards ex-employees of TRAQ Pvt Ltd; therefore, TRAQ Pvt Ltd is liable for penalty under The Gratuity Act under the Indian Laws and other relevant laws. Since the amount of penalty for default in payment of gratuity is not ascertainable, therefore it is not provided for in the Consolidated Financial Statements. Gratuity of $13,816 has been paid in the month of January 2021.

(iii)	There are numerous interpretative issues relating to the Indian Supreme Court (SC) judgment dated February 28, 2019, on Provident Fund (PF) on the inclusion of allowances for the purpose of PF contribution as well as its applicability. Due to a pending decision on the subject review petition and directions from EPFO, the impact for the past period, if any, was not ascertainable and consequently no effect was given in the Consolidated Financial Statements.

(iv)	TRAQ Pvt Ltd has delayed in complying with provisions related to Foreign Direct Investment and Transfer of Shares to Non-resident as per the Master Circulars and notification issued by Reserve Bank of India, therefore, is liable for imposition of penalty. Since the amount of the penalty for the same is not ascertainable, no effect was given in the Consolidated Financial Statements.

(v)	Prior to its acquisition in May 2019, TRAQ Pvt Ltd, had provided a guarantee in favor of State Bank of India for $165,813 on March 22, 2014, for Mira Green Tech Private Limited. The State Bank of India is in process of satisfying whether there is any obligation due by TRAQ Pvt Ltd at this time.

nOTE 19: SUBSEQUENT EVENTS

In January 2021, the Company issued 37,500 shares of common stock valued at $52,500 for services rendered, and in March 2021 the Company issued 61,500 shares of common stock valued at $70,725 for services rendered.

On January 19, 2021, the Company entered into a 12% Convertible Promissory Note with GS Capital Partners, LLC (the “GS Note”) in the amount of $125,000. The GS Note has a maturity of one-year and is to be repaid commencing on the fifth month anniversary and every month thereafter in the amount of $20,000. The conversion price of the GS Note is 66% of the lowest closing stock price over the previous 20 trading days. There are certain price protections for GS Capital Partners, LLC under the terms of the GS Note, which make the conversion option a derivative liability. The Company recorded an original issue discount in the amount of $10,000 and $5,000 was paid out of the proceeds for legal fees. In accordance with the terms of the GS Note, the Company issued 26,000 shares of common stock as a commitment fee and issued 170,000 shares of common stock that are returnable upon achievement of the terms of the GS Note.

On January 22, 2021, the Company entered into a Share Exchange Agreement with Rohuma, LLC, a Delaware limited liability company (“Rohuma”) and its members, whereby the Rohuna members agreed to exchange all of their respective membership interests in Rohuma in exchange for 4,292,220 shares of common stock, of which the first tranche of shares were issued on March 1, 2021 totaling 2,562,277 shares, with the remaining value reflected as contingent consideration until the shares vest at which time they will be issued. The transaction was valued at $4,335,142 ($1.01 per share).

On February 12, 2021, the Company entered into a 10% Convertible Promissory Note with Platinum Point Capital, LLC (the “Platinum Note”). The Platinum Note has a maturity of one-year. The conversion price of the Platinum Note is the greater of (a) $0.01 or (b) 70% of the lowest closing stock price over the previous 15 trading days. There are certain price protections for Platinum Point Capital, LLC under the terms of the Platinum Note, which make the conversion option a derivative liability. The Company granted 200,000 warrants that have a term of three-years and an exercise price of $2.00 per share with the Platinum Note. The warrants granted with the Platinum Note also contain certain price protections, that make the value of the warrants a derivative liability. The Company and Platinum Point Capital, LLC entered into an amendment to exclude the Mimo warrants granted on February 17, 2021 from the price protections. In accordance with the terms of the Platinum Note, the Company issued 60,000 shares as a commitment fee.

On February 16, 2021, the Company entered into several stock purchase agreements for the issuance of 570,000 shares for cash in the amount of $456,000 (value of $0.80 per share). The individuals also received 285,000 warrants that have a term of three years at an exercise price of $2.00 per share.

On February 17, 2021, the Company entered into a Share Exchange Agreement with Mimo Technologies Private Ltd., and Indian corporation (“Mimo”) and its shareholders, whereby the Mimo shareholders agreed to exchange all of their respective shares in Mimo in exchange for warrants to purchase 1,367,539 shares of the Company’s common stock. The warrants have a term of three years and an exercise price of $0.001 and cash in the amount of $22,338.

On March 6, the Company converted $181,250 and accrued interest of $43,438 into 264,338 shares of common stock. The conversions were done at fair value. These shares will be issued by the Company in the next few weeks.

On March 8, 2021, the Company entered into a consulting agreement to provide advisory services regarding strategic planning. The agreement is for a term of one-year. The agreement calls for payments to be paid monthly in the amount of $3,000 and the issuance of stock at the commencement of the agreement for 25,000 shares, and a three-year warrant for 100,000 warrants with a strike price of $2.00 per share that vest March 7, 2022.

