Form 10-Q
period 2021-03-31
TRAQIQ, INC.
filed 2021-05-07
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of May 7, 2021, was 31,095,575.

Documents incorporated by reference:	None

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

3

Item 1. Financial Statements

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2021 (UNAUDITED) AND DECEMBER 31, 2020

IN US$

	MARCH 31,	DECEMBER 31,
	2021	2020
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$47,699	$29,658
Accounts receivable, net	441,248	521,618
Note receivable - related party	-	227,877
Prepaid expenses and other current assets	607,891	322,286

Total Current Assets	1,096,838	1,101,439

Fixed assets, net	37,786	36,373
Intangible assets, net	582,339	444,584
Goodwill	6,519,347	-
Restricted cash	28,570	28,746
Long-term investment	1,440	40,603
Right-of-use asset	122,483	126,118
Other assets	3,177	3,196

Total Non-current Assets	7,295,142	679,620

TOTAL ASSETS	$8,391,980	$1,781,059

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,821,954	$1,163,505
Cash overdraft	253,148	188,721
Accrued payroll and related taxes	447,514	327,084
Accrued taxes and duties payable	73,020	46,577
Derivative liability	818,875	-
Contingent consideration - Rohuma	1,383,954	-
Contingent consideration - Mimo	656,179	-
Current portion - lease liability	9,987	8,779
Current portion - long-term debt - related parties	1,855,836	1,843,399
Current portion - long-term debt	280,800	133,761
Current portion - convertible notes payable, net of discounts	256,666	-
Current portion - convertible debt - long-term debt - related and unrelated parties	85,084	241,334

Total Current Liabilities	7,943,017	3,953,160

Long-term debt, net of current portion	53,199	59,856
Lease liability, net of current portion	121,306	125,219

Total Non-current Liabilities	174,505	185,075

Total Liabilities	8,117,522	4,138,235

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value, $0.0001, 10,000,000 shares authorized, Series A Convertible Preferred, 50,000 and 50,000 shares issued and outstanding, respectively	5	5
Common stock, par value, $0.0001, 300,000,000 shares authorized, 31,094,575 and 27,297,960 issued and outstanding, respectively	3,109	2,730
Additional paid in capital	4,445,026	117,261
Accumulated deficit	(4,196,717)	(2,504,893)
Accumulated other comprehensive income (loss)	21,582	27,721

Total Stockholders’ Equity (Deficit) before Non-controlling Interest	273,005	(2,357,176)
Non-controlling interest	1,453	-

Total Stockholders’ Equity (Deficit)	274,458	(2,357,176)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,391,980	$1,781,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

IN US$

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020

REVENUE	$382,386	$291,061
COST OF REVENUE	223,832	139,138
GROSS PROFIT (LOSS)	158,554	151,923

OPERATING EXPENSES
Salaries and salary related costs	148,431	46,425
Professional fees	151,425	59,882
Rent expense	7,786	33,009
Depreciation and amortization expense	16,718	12,730
General and administrative expenses (including stock-based compensation)	835,724	34,758

Total Operating Expenses	1,160,084	186,804

OPERATING LOSS	(1,001,530)	(34,881)

OTHER INCOME (EXPENSE)
Bargain purchase gain	-	-
Change in fair value of derivative liability	(505,007)	-
PPP forgiveness and other income	10,073	-
Interest expense, net of interest income	(145,633)	(83,184)
Total other income (expense)	(640,567)	(83,184)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,642,097)	(118,065)

Provision for income taxes	48,274	809

NET LOSS	(1,690,371)	(118,874)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(1,453)	-

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(1,691,824)	$(118,874)

Other comprehensive income (loss)
Foreign currency translations adjustment	(6,139)	(26,160)
Comprehensive income (loss)	$(1,697,963)	$(145,034)

Net loss per share - basic and diluted	$(0.06)	$(0.00)

Weighted average common shares outstanding - basic and diluted	29,781,450	27,297,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

IN US $

	Series A Preferred		Common Stock		Additional Paid-In Capital -	Accumulated	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Shares	Amount	Common	Deficit	Income (Loss)	Interest	Total

Balance - January 1, 2020	50,000	$5	27,297,960	$2,730	$12,623	$(1,896,984)	$21,244	$-	$(1,860,382)

Net loss for the period	-	-	-	-	-	(118,874)	(26,160)	-	(145,034)

Balance - March 31, 2020	50,000	$5	27,297,960	$2,730	$12,623	$(2,015,858)	$(4,916)	$-	$(2,005,416)

Balance - January 1, 2021	50,000	$5	27,297,960	$2,730	$117,261	$(2,504,893)	$27,721	$-	$(2,357,176)

Shares of stock issued for cash	-	-	570,000	57	455,943	-	-	-	456,000

Shares of stock issued for conversion of notes payable and accrued interest	-	-	264,338	26	224,661	-	-	-	224,687

Shares of stock issued for services rendered	-	-	400,000	40	436,345	-	-	-	436,385

Shares of stock issued for acquisition of Rohuma (first tranche) -	-	-	2,562,277	256	2,049,565	-	-	-	2,049,821

Stock-based compensation on granting of options	-	-	-	-	108,341	-	-	-	108,341

Stock-based compensation - warrants granted for consulting -	-	-	-	-	68,642	-	-	-	68,642

Warrants earned for acquisition of Mimo	-	-	-	-	984,268	-	-	-	984,268

Net loss for the period	-	-	-	-	-	(1,691,824)	(6,139)	1,453	(1,696,510)

Balance - March 31, 2021	50,000	$5	31,094,575	$3,109	$4,445,026	$(4,196,717)	$21,582	$1,453	$274,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

IN US$

	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,691,824)	$(118,874)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Change in non-controlling interest	1,453	-
Bad debt expense	104,863	-
Forgiveness of debt	(10,087)	-
Depreciation and amortization	16,718	12,730
Lease cost, net of repayment	979	3,449
Foreign currency (gain) loss	1,142	(9,970)
Stock-based compensation	176,983	-
Common stock issued for services rendered	436,385	-
Change in fair value of derivative liability	505,007	-
Amortization of discounts on debt	55,534	-
Changes in assets and liabilities
Accounts receivable	35,274	(64,314)
Prepaid expenses and other current assets	(151,992)	(47,658)
Other assets	-	-
Accounts payable and accrued expenses	(128,959)	91,532
Accrued payroll and payroll taxes	18,803	2,108
Accrued duties and taxes	686	19,939
Deferred revenue	-	-
Total adjustments	1,062,789	7,816
Net cash (used in) operating activities	(629,035)	(111,058)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition of Mimo	43,384	-
Cash received in acquisition of Rohuma	5,997	-
Advances of note receivable - related party	-	-
Acquisition of fixed assets	-	(2,109)
Net cash provided by (used in) provided by investing activities	49,381	(2,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	62,605	40,626
Proceeds from the issuance of common stock	456,000	-
Proceeds from convertible notes	515,000	-
Proceeds from long-term debt - related parties	24,101	68,878
Repayment of long-term debt - related parties	(366,943)	(8,500)
Proceeds from long-term debt	-	8,100
Repayments of long-term debt	(93,244)	(14,692)
Net cash provided by financing activities	597,519	94,412

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	17,865	(18,755)

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	58,404	191,721

CASH AND RESTRICTED CASH - END OF PERIOD	$76,269	$172,966

CASH PAID DURING THE PERIOD FOR:
Interest expense	$12,379	$19,273
Income taxes	$43,697	$946

SUMMARY OF NON-CASH ACTIVITIES:
Acquisition of Rohuma:
Accounts receivable	$4,179	$-
Prepaid and other current assets	8,943	-
Fixed assets	4,512	-
Investment	1,440	-
Accounts payable and accrued expenses	(58,153)	-
Accrued duties and taxes	(2,688)	-
Long-term debt - related parties	(37,776)	-
Long-term debt	(10,000)	-
Cash overdraft	(2,980)	-
Cash	6,027	-

Total net assets acquired	(86,496)	-

Consideration per Share Exchange Agreement	3,433,776	-

Goodwill/(Bargain Purchase Gain)	$3,520,272	$-

Acquisition of Mimo Technologies:
Accounts receivable	$58,692	$-
Prepaid and other current assets	272,872	-
Fixed and intangible assets	153,186	-
Accounts payable and accrued expenses	(708,833)	-
Accrued payroll and related taxes	(104,750)	-
Accrued duties and taxes	(28,213)	-
Long-term debt - related parties	(343,118)	-
Long-term debt	(236,712)	-
Comprehensive income	(42,735)	-
Cash	43,851	-

Total net assets acquired	(935,760)	-

Consideration per Share Exchange Agreement	2,063,315	-

Goodwill/(Bargain Purchase Gain)	$2,999,075	$-

Common stock issued for conversion of long-term debt, related and unrelated parties	$224,688	$-

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

TraQiQ Solutions, Private Limited

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

Learning

TraQLearn is an eLearning software platform that includes modules and dashboards for students, teachers and administrators and tools to help with targeted learning.

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

Rohuma, LLC

On January 22, 2021, the Company entered into a Share Exchange Agreement with Rohuma, LLC, a Delaware limited liability company (“Rohuma”) and its members, whereby the Rohuna members agreed to exchange all of their respective membership interests in Rohuma in exchange for 4,292,220 shares of common stock, of which the first tranche of shares were issued on March 1, 2021 totaling 2,562,277 shares, with the remaining value reflected as contingent consideration until the shares vest at which time they will be issued. The transaction was valued at $3,433,776 ($0.80 per share). Rohuma has an Indian affiliate that is owned 99% by Rohuma and 1% by its founding member. Rohuma controls this entity and the 1% ownership by the member is now less than 1% upon acquisition by the Company. This amount is reflected as a non-controlling interest.

Rohuma dba Kringle.ai is a California based software solutions company that enables digital and mobile commerce by providing enterprise class applications that cover loyalty and rewards products, payments, online ordering, distribution logistics for retail and more. Kringle analyzes customers’ omni-channel behaviors and transactions. Using AI for digital commerce, Kringle is able to deliver real time, automated 1:1 recommendations and personalized content across all customer touch points.

Mimo Technologies Private Limited

On February 17, 2021, the Company entered into a Share Exchange Agreement with Mimo Technologies Private Ltd., and Indian corporation (“Mimo”) and its shareholders, whereby the Mimo shareholders agreed to exchange all of their respective shares in Mimo in exchange for warrants to purchase 1,367,539 shares of the Company’s common stock. Of these warrants, 820,524 were earned at the date of acquisition, with the remaining 547,015 expected to be earned over the next two years from grant based on revenue goals for Mimo. The warrants have a term of three years and an exercise price of $0.001 and value in the amount of $1,640,447, of which $984,268 is reflected in additional paid in capital, with the remaining $656,179 reflected as contingent consideration. In addition to the issuance of the warrants, TRAQ Pvt Ltd, wrote off $258,736 in amounts due from a note receivable, $123,778 in accounts receivable and $40,354 in a debenture from Mimo. The Company acquired over 99% of Mimo with the remaining percentage of less than 1% reflected as a non-controlling interest.

Mimo provides delivery and task worker solutions across India. Mimo works with Banking, Financial, Logistics and Distribution companies, to take their products and services to semi-urban and rural India. Mimo trains the agents in each Product or Service through an online and classroom training platform. The company powers the gig economy task workers throughout the country and provides a very valuable source of employment for young people who may or may not have a high school diploma.

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

These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10-K filed with the SEC on March 22, 2021. Interim results of operations for the three months ended March 31, 2021 are not necessarily indicative of future results for the full year.

Consolidation

The condensed consolidated financial statements include the accounts of TraQiQ, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company applies the guidance of Topic 810 Consolidation of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) to determine whether and how to consolidate another entity. Pursuant to ASC paragraph 810-10-15-10, all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—are consolidated except when control does not rest with the parent.

Pursuant to ASC paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree.

Noncontrolling Interests

In accordance with ASC 810-10-45 Noncontrolling Interests in Consolidated Financial Statements, the Company classifies noncontrolling interests as a component of equity within the consolidated balance sheet. In January 2021, the acquisition of Rohuma resulted in a less than 1% non-controlling interest of the Indian affiliate of that company. In February 2021, the acquisition of Mimo resulted in a less than 1% non-controlling interest of that company.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less of $47,699 and $29,658 as of March 31, 2021 and December 31, 2020, respectively.

Restricted Cash

The Company’s restricted cash balance consists of time deposits with financial institutions which are valued at cost and approximate fair value. Interest earned on these deposits in included in interest income. The carrying value of our restricted cash at March 31, 2021 and December 31, 2020 was $28,570 and $28,746, respectively. The balances consist of time deposits pledged with financial institutions for a Line of Credit facility taken from Andhra Bank, issuance of overdraft limit.

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

Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Management has determined that an allowance of $104,864 and $0 was required for the outstanding accounts receivable as of March 31, 2021 and December 31, 2020, respectively.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Management has determined that no impairment of long-lived assets is required for the periods ended March 31, 2021 and December 31, 2020.

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

The Company only capitalizes subsequent additions, modifications or upgrades to internally developed software to the extent that such changes allow the software to perform a task it previously did not perform. The Company expenses software maintenance and training costs as incurred. The Company acquired $146,065 in software costs in the Mimo transaction.

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

The following is a summary of revenue for the three months ended March 31, 2021 and 2020, disaggregated by type:

	2021	2020
Professional Services Revenue	$365,548	$243,977
Software Solution Revenue	16,838	47,084
	$382,386	$291,061

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

Going Concern

The Company has an accumulated deficit of $4,196,717 and a working capital deficit of $6,846,179, as of March 31, 2021, and a working capital deficit of $2,851,721 as of December 31, 2020. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

NOTE 3: ACQUISITIONS

TRAQ PVT LTD

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

ROHUMA

On January 22, 2021, the Company entered into a Share Exchange Agreement with Rohuma, LLC, a Delaware limited liability company (“Rohuma”) and its members, whereby the Rohuna members agreed to exchange all of their respective membership interests in Rohuma in exchange for 4,292,220 shares of common stock, of which the first tranche of shares were issued on March 1, 2021 totaling 2,562,277 shares, with the remaining value reflected as contingent consideration until the shares vest at which time they will be issued. The transaction was valued at $3,433,776 ($0.80 per share). Rohuma has an Indian affiliate that is owned 99% by Rohuma and 1% by its founding member. Rohuma controls this entity and the 1% ownership by the member is now less than 1% upon acquisition by the Company. This amount is reflected as a non-controlling interest.

The Company acquired the assets and liabilities noted below in exchange for the shares noted herein and accounted for the acquisition in accordance with ASC 805.

Cash	$6,027
Accounts receivables, net	4,179
Prepaid expenses and other current assets	8,943
Fixed assets	4,512
Investment	1,440
Accounts payable and accrued expenses	(58,153)
Accrued duties and taxes	(2,688)
Cash overdraft	(2,980)
Debt – related parties	(37,776)
Debt	(10,000)
$(86,496)

The difference between the net liabilities acquired of $86,496, and the consideration paid (in the form of shares, inclusive of contingent consideration of $1,383,954) of $3,520,272 represents goodwill.

MIMO TECHNOLOGIES

On February 17, 2021, the Company entered into a Share Exchange Agreement with Mimo Technologies Private Ltd., and Indian corporation (“Mimo”) and its shareholders, whereby the Mimo shareholders agreed to exchange all of their respective shares in Mimo in exchange for warrants to purchase 1,367,539 shares of the Company’s common stock. Of these warrants, 820,524 were earned at the date of acquisition, with the remaining 547,015 expected to be earned over the next two years from grant based on revenue goals for Mimo. The warrants have a term of three years and an exercise price of $0.001 and value in the amount of $1,640,447, of which $984,268 is reflected in additional paid in capital, with the remaining $656,179 reflected as contingent consideration. In addition to the issuance of the warrants, TRAQ Pvt Ltd, wrote off $258,736 in amounts due from a note receivable, $123,778 in accounts receivable and $40,354 in a debenture from Mimo. The Company acquired over 99% of Mimo with the remaining percentage of less than 1% reflected as a non-controlling interest.

The Company acquired the assets and liabilities noted below in exchange for the warrants noted herein and accounted for the acquisition in accordance with ASC 805.

Cash	$43,851
Accounts receivables, net	58,692
Prepaid expenses and other current assets	272,872
Fixed and intangible assets	153,186
Accounts payable and accrued expenses	(708,833)
Accrued payroll and related taxes	(104,750)
Accrued duties and taxes	(28,213)
Comprehensive income	(42,735)
Debt – related parties	(343,118)
Debt	(236,712)
$(935,760)

The difference between the net liabilities acquired of $935,760, and the consideration paid (in the form of warrants, net of adjustments for the note payable and accounts payable of Mimo with TRAQ Pvt Ltd) of $2,063,315 represents goodwill in the amount of $2,999,075.

The following table shows pro-forma results for the three months ended March 31, 2020 as if the acquisition had occurred on January 1, 2020. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Rohuma, Mimo and the Company.

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Revenues	$469,404	$362,011
Net income (loss)	$(1,408,446)	$(305,904)
Net income (loss) per share	$(0.05)	$(0.01)

NOTE 4: CASH AND RESTRICTED CASH

Cash and restricted cash are as follows:

	March 31, 2021	December 31, 2020
Cash on hand	$110	$141
Bank balances	47,589	29,517
Restricted cash	28,570	28,746
Total	$76,269	$58,404

ASU 2016-18, “Statements of Cash Flows” (Topic 230) was adopted by the Company in 2017. In accordance with this standard, restricted cash and restricted cash equivalents is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statements of Cash Flows. During the three months ended March 31, 2021 and the year ended December 31, 2020 there were no cash equivalents.

NOTE 5: FIXED ASSETS

The Company’s property and equipment is as follows:

	March 31,2021	December 31, 2020	Estimated Life

Property and equipment – TRAQ Pvt Ltd.	$634,668	$638,587	3 - 10 years
Property and equipment – Rohuma US	1,100	-	3 - 10 years
Property and equipment – Rohuma India	3,399	-	3 – 10 years
Property and Equipment – Mimo Technologies	5,476	-	3 – 10 years
Less: accumulated depreciation	(606,857)	(602,214)

Net	$37,786	$36,373

Depreciation expense for the three months ended March 31, 2021 and 2020 was $4,046 and $4,420, respectively.

NOTE 6: INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	March 31, 2021	December 31, 2020

Customer relationships	$448,800	$448,800
Tradenames	49,799	49,799
Software	253,247	-
Less: accumulated amortization	(169,507)	(54,015)

Net	$582,339	$444,584

Amortization expense for the three months ended March 31, 2021 and 2020 was $12,672 and $8,310, respectively.

NOTE 7: GOODWILL

The Company’s goodwill consists of the following:

	March 31, 2021	December 31, 2020

Rohuma	$3,520,272	$-
Mimo Technologies	2,999,075	-

Net	$6,519,347	$-

For the period ended March 31, 2021, there were no indicators of impairment noted.

NOTE 8: LONG-TERM INVESTMENT

The Company’s long-term investment is as follows:

	March 31, 2021	December 31, 2020

Equity Security – Compulsorily Convertible Debenture	$-	$40,603

The investment the Company had in a 1% Compulsorily Convertible Debenture for the period of seven years were neither to be redeemed by the issuing entity nor are redeemable at the option of the investor, therefore this has been considered an equity security. The Company had elected to measure the equity security at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The debenture was between TRAQ Pvt Ltd. and Mimo and was forgiven/written-off prior to the acquisition of Mimo on February 16, 2021.

In addition there was an investment acquired in the acquisition of Rohuma US for $1,440.

NOTE 9: NOTE RECEIVABLE

The Company’s notes receivable is as follows:

	March 31, 2021	December 31, 2020

MIMO Technologies PVT Ltd	$-	$227,877

The Company entered into a note receivable with a related party in the amount of 15,037,263 INR (approximately $170,000 US$) dated April 1, 2020 with no stated maturity date. The note bears interest at 13% per annum. Further, the Company provided additional amounts on October 5, 2020, to bring the total outstanding to 16,647,264 INR ($227,877 US$) as of December 31, 2020. Upon the acquisition of Mimo by the Company, the balance of $258,736 in the note receivable was reduced to zero and applied towards the purchase of Mimo.

NOTE 10: CONVERTIBLE NOTES PAYABLE

As of March 31, 2021 and December 31, 2020, the Company had the following convertible notes outstanding:

		March 31, 2021	December 31, 2020
GS Capital	(a)	$125,000	$-
Platinum Point Capital	(b)	400,000	-
Total Convertible Notes Payable		$525,000	$-
Less: Debt Discount		(268,334)	-
		$256,666	$-

(a)	On January 19, 2021, the Company entered into a 12% Convertible Promissory Note with GS Capital Partners, LLC (the “GS Note”) in the amount of $125,000. The GS Note has a maturity of one-year and is to be repaid commencing on the fifth month anniversary and every month thereafter in the amount of $20,000. The conversion price of the GS Note is 66% of the lowest closing stock price over the previous 20 trading days. There are certain price protections for GS Capital Partners, LLC under the terms of the GS Note, which make the conversion option a derivative liability. The Company recorded an original issue discount in the amount of $10,000 and $5,000 was paid out of the proceeds for legal fees. In accordance with the terms of the GS Note, the Company issued 26,000 shares of common stock as a commitment fee and issued 170,000 shares of common stock that are returnable upon achievement of the terms of the GS Note.

(b)	On February 12, 2021, the Company entered into a 10% Convertible Promissory Note with Platinum Point Capital, LLC (the “Platinum Note”). The Platinum Note has a maturity of one-year. The conversion price of the Platinum Note is the greater of (a) $0.01 or (b) 70% of the lowest closing stock price over the previous 15 trading days. There are certain price protections for Platinum Point Capital, LLC under the terms of the Platinum Note, which make the conversion option a derivative liability. The Company granted 200,000 warrants that have a term of three-years and an exercise price of $2.00 per share with the Platinum Note. The warrants granted with the Platinum Note also contain certain price protections, that make the value of the warrants a derivative liability. The Company and Platinum Point Capital, LLC entered into an amendment to exclude the Mimo warrants granted on February 17, 2021 from the price protections. In accordance with the terms of the Platinum Note, the Company issued 60,000 shares as a commitment fee.

Interest expense on these notes for the three months ended March 31, 2021 and 2020 are $8,068 and $0, respectively.

NOTE 11: LONG-TERM DEBT RELATED PARTIES

The following is a summary of the current portion - long-term debt - related parties as of March 31, 2021 and December 31, 2020:

		March 31,2021	December 31, 2020
Unsecured advances - CEO	(a)	$1,632,135	$1,718,277
Notes payable - Satinder Thiara	(b)	32,000	57,000
Promissory note – Kunaal Sikka	(c)	15,000	15,000
Notes payable – Swarn Singh	(d)	45,000	45,000
Note payable - Chaudhary	(e)	8,314	8,122
Advances – former CEO of Rohuma		35,490	-
Advances – former CEO of Mimo Technologies	(f)	87,897	-

		1,855,836	1,843,399
Current portion of long-term debt related parties		(1,855,836)	(1,843,399)
Long-term debt – related parties		$-	$-

(a)	This is an unsecured advance from the CEO originally entered into January 1, 2015. The note bears interest at 15% annually (1.25% monthly) and are due on demand.

(b)	Notes payable to Satinder Thiara entered into May 25, 2016 ($22,000) which is due December 31, 2021, December 13, 2016 ($10,000) which is due December 31, 2021, and May 1, 2018 ($25,000) which matured December 31, 2019 at interest rate of 15% annually (1.25% monthly). These are unsecured loans. The May 1, 2018 note is in default as of December 31, 2019. As a result the interest rate was changed to 21% annually (1.75% monthly). The May 1, 2018 note that matured December 31, 2019 was converted along with $12,392 in accrued interest into 43,990 shares of common stock on March 5, 2021.

(c)	Unsecured promissory note from Kunaal Sikka, the CEO’s son, dated September 13, 2018, in the amount of $15,000, maturing on December 31, 2019, and accruing interest at an annual rate of 12%. The note is in default as of December 31, 2019. As a result the interest rate was changed to 18% annually (1.50% monthly).

(d)	Note payable to Swarn Singh, father-in-law of the CEO, entered into January 3, 2017 ($25,000) and February 1, 2017 ($20,000) at interest rate of 15% annually (1.25% monthly). These are unsecured notes. Both notes were due December 31, 2019. The notes are in default as of December 31, 2019. As a result the interest rate was changed to 21% annually (1.75% monthly).

(e)	Note payable to Sushil Chaudhary dated April 27, 2020 in the amount of 1,100,000 INR (approximately $14,500 US$) due on demand at 13% per annum. This amount was offset by an amount due from the company that Sushil Chaudhary owns in the amount of $8,179.

(f)	Note payable to Lathika Regunathan dated June 18, 2020 in the amount of 7,650,000 INR (approximately $100,000 US$) interest free and due on demand.

Interest expense on these notes for the three months ended March 31, 2021 and 2020 are $65,438 and $52,744, respectively.

NOTE 12: LONG-TERM DEBT

The following is a summary of the long-term debt as of March 31, 2021 and December 31, 2020:

		March 31, 2021	December 31, 2020
Other debt – in default	(a)	$6,000	$6,000
Yukti Securities Private Limited	(b)	4,518	4,547
Noor Qazi	(c)	-	-
Auto loan – ICICI Bank	(d)	16,699	18,539
Baxter Credit Union	(e)	99,881	99,911
UGECL	(f)	54,228	54,563
USA Bank PPP	(g)	-	10,057
Satin		142,673	-
SBA - Rohuma		10,000	-
Total		$333,999	$193,617
Current portion		(280,800)	(133,761)
Long-term debt, net of current portion		$53,199	$59,856

(a)	Note payable to an individual for $7,500, issued in May 2018 as consideration for services, due in June 2018, and bearing no interest. During the year ended December 31, 2018, the Company made a payment of $1,500 against the note and the Company has withheld payment of the remaining amount pending receipt of amounts due from the service provider.

(b)	Loan payable to Yukti Securities Private Limited is an unsecured loan which is due on demand.

(c)	Unsecured loan from Noor Qazi, individual, is due on demand. Was repaid in December 2020.

(d)	Loan payable with ICICI Bank, secured by the vehicle the loan was taken for. Payments are monthly at $752, through maturity in May 2023. Of the amount outstanding, the following represents the maturity: Current (2021) $7,183; (2022) $7,837; (2023) $3,519.

(e)	Revolving loan in the amount of $100,000 at 4% interest per annum due December 30, 2020. The loan was renegotiated for a balance of $99,911 with similar terms at 4% interest per annum and is guaranteed by the CEO of the Company.

(f)	COVID line of credit from UGECL up to 4,000,000 INR in India, term of 48 months, interest only at 7.5% annual rate for first 12 months, then 36 equal installments through maturity. Current (2021) $6,063; long-term (2022-2024) $48,500.

(g)	PPP loan from USA Bank, with interest accruing at 1% per annum. Original amount of $34,697 had $24,640 forgiven in December 2020, with the remaining $10,057 due in five years In February 2021, the Company was notified that the entire balance of the PPP loan has been forgiven.

Interest expense on these notes for the three months ended March 31, 2021 and 2020 are $1,000 and $4,186, respectively.

NOTE 13: CURRENT PORTION - CONVERTIBLE DEBT – RELATED AND UNRELATED PARTIES

The following is a summary of current portion - convertible debt - related and unrelated parties as of March 31, 2021 and December 31, 2020:

		March 31, 2021	December 31, 2020
Face value of notes – related party	(a)	$-	$95,000

Face value of notes – unrelated parties	(a)	68,077	98,077

Excess of the fair value of shares issuable over the face value of the convertible notes	(a)	17,007	48,257

		$85,084	$241,334

(a)	In connection with the reverse merger in July 2017, the Company and two stockholders, who had provided related party advances to the Company, agreed to exchange their related party advances for 6% Convertible Promissory Notes that were originally due on January 15, 2018 (the “Notes”) in the amount of $68,077. From August 2017 through November 2017, the Company issued additional notes to four different parties (two of which were related parties) in the principal amount of $100,000 ($70,000 to related parties). In January 2018, the holders of the Notes agreed to extend the maturity to April 30, 2018, and in April 2018, agreed to further extend the maturity of certain notes to June or July 2018. During the year ended December 31, 2018, the maturity of the notes were further extended to March 31, 2019 and then again to periods ranging from June 30, 2019 to December 31, 2019. The Notes bear simple interest at 6% unless the Company defaults, which increases the interest rate to 10%. The Holders, at their option, can elect to convert the principal plus any accrued interest, into shares of the Company’s common stock at a conversion rate equal to eighty percent (80%) of the average closing share price as quoted on the OTC Markets for the five (5) trading days prior to the date of conversion. There are two notes that had a maturity date of June 30, 2019, with the remaining notes having a maturity date of December 31, 2019. These notes have not been extended and are currently in default. The Company has classified these notes as current liabilities. The Company has accrued the default interest on the two notes from July 1, 2019 through March 4, 2021. On March 5, 2021, the Company converted $156,250 in convertible notes which includes the excess of the fair value of shares issuable over the face value of the convertible notes along with $31,046 in accrued interest into 187,296 shares of common stock.

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

Interest expense on these notes for the three months ended March 31, 2021 and 2020 are $3,802 and $4,689, respectively.

The Company has calculated the stock-settled liability in accordance with ASC 835-30 which establishes the monetary value at settlement of these instruments at fair value.

NOTE 14: STOCKHOLDERS’ EQUITY (DEFICIT)

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

Common Stock

As of March 31, 2021, the Company has 31,094,575 shares issued and outstanding.

During the three months ended March 31, 2021, the Company issued 570,000 shares of common stock for $456,000; 264,338 shares of common stock for the conversion for $181,250 in convertible notes and $43,438 in accrued interest; 400,000 shares of common stock for services rendered in the amount of $436,385; and 2,562,277 shares (of a total of 4,292,220 to be issued) for the purchase of Rohuma.

There were no shares issued in the three months ended March 31, 2020.

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

Common Stock Warrants

The following schedule summarizes the changes in the Company’s common stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2019	1,329,272	$0.001	4.87 years	$-	$0.001

Warrants granted	-	$-	-		$
Warrants exercised	-	$-	-		$
Warrants expired/cancelled	-	$-	-		$

Balance at December 31, 2020	1,329,272	$0.001	3.87 years	$2,125,506	$0.001

Warrants granted	1,962,539	$0.001-2.00	-		$
Warrants exercised/exchanged	-	$-	-		$
Warrants expired/cancelled	-	$-	-		$

Balance at March 31, 2021	3,281,811	$0.001-2.00	2.99 years	$3,152,572	$0.36

Exercisable at March 31, 2021	2,366,264	$0.001-2.00	2.99 years	$2,082,274	$0.50

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the three months ended March 31, 2021 and year ended December 31, 2020:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Expected term	3 years	-
Expected volatility	100-170%	-
Expected dividend yield	-	-
Risk-free interest rate	0.15-0.58%	-

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

On February 17, 2021, the Company entered into a Share Exchange Agreement with Mimo Technologies Private Ltd., and Indian corporation (“Mimo”) and its shareholders, whereby the Mimo shareholders agreed to exchange all of their respective shares in Mimo in exchange for warrants to purchase 1,367,539 shares of the Company’s common stock. Of these warrants, 820,524 were earned at the date of acquisition, with the remaining 547,015 expected to be earned over the next two years from grant based on revenue goals for Mimo. The warrants have a term of three years and an exercise price of $0.001 and value in the amount of $1,640,447, of which $984,268 is reflected in additional paid in capital, with the remaining $656,179 reflected as contingent consideration. In addition to the issuance of the warrants, TRAQ Pvt Ltd, wrote off $258,736 in amounts due from a note receivable, $123,778 in accounts receivable and $40,354 in a debenture from Mimo. The Company acquired over 99% of Mimo with the remaining percentage of less than 1% reflected as a non-controlling interest.

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

The following represents a summary of options:

	Three Months Ended March 31, 2021		Year Ended December 31, 2020
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	3,930,000	$0.0052	-	$-

Granted	-	-	3,930,000	0.0052
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Ending balance	3,930,000	$0.0052	3,930,000	$0.0052
Intrinsic value of options	$4,577,575		$6,267,475

Weighted Average Remaining Contractual Life (Years)	9.56		9.81

NOTE 15: OPERATING LEASE

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

As of March 31, 2021, the value of the unamortized lease right of use asset is $122,483. As of March 31, 2021, the Company’s lease liability was $131,293.

Remaining Lease Obligation by calendar year (undiscounted cash flows)
2022	$19,642
2023	28,912
2024	28,912
2025	29,816
2026	33,249
2027	59,572
Total lease payments	200,103
Less: Imputed interest	68,810
Present value of lease liabilities	$131,293

For the three months ended March 31, 2021 and 2020 the Company recorded rent expense of $6,285 and $33,009.

NOTE 16: DERIVATIVE LIABILITIES

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

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used in March 31, 2021 and December 31, 2020:

	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020

Expected term	1 year	-
Expected volatility	164 - 170%	-
Expected dividend yield	-	-
Risk-free interest rate	0.15%	-

The Company’s derivative liabilities are as follows:

	March 31, 2021	December 31, 2020
Fair value of the GS Capital conversion option	$246,875	$-
Fair value of the Platinum Point conversion option	448,000	-
Fair value of the Platinum Point warrants (200,000 warrants)	124,000	-
	$818,875	$-

Activity related to the derivative liabilities for the period ended March 31, 2021 is as follows:

Beginning balance as of December 31, 2020	$-
Issuances of warrants/conversion option – derivative liabilities	313,868
Warrants exchanged for common stock	-
Change in fair value of warrants/conversion option - derivative liabilities	505,008
Ending balance as of March 31, 2021	$818,875

There were no derivative liabilities prior to January 2021.

nOTE 17: CONCENTRATIONS

During the three months ended March 31, 2021 and 2020, the Company had two major customers comprising 89% of revenues and two major customers comprising 88% of revenues, respectively. A major customer is defined as a customer that represents 10% or greater of total revenues. There was 89% and 85% of accounts receivable representing two and two customers as of March 31, 2021 and December 31, 2020, respectively.

The Company does not believe that the risk associated with these customers or vendors will have an adverse effect on the business.

nOTE 18: CONTINGENCY

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

nOTE 19: COMMITMENTS AND CONTINGENCIES

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

nOTE 20: SUBSEQUENT EVENTS

In April 2020, the Company issued 1,000 shares of common stock for services rendered.

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

TraQiQ Solutions, Private Limited

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

Learning

TraQLearn is an eLearning software platform that includes modules and dashboards for students, teachers and administrators and tools to help with targeted learning.

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

Rohuma, LLC

On January 22, 2021, the Company entered into a Share Exchange Agreement with Rohuma, LLC, a Delaware limited liability company (“Rohuma”) and its members, whereby the Rohuna members agreed to exchange all of their respective membership interests in Rohuma in exchange for 4,292,220 shares of common stock, of which the first tranche of shares were issued on March 1, 2021 totaling 2,562,277 shares, with the remaining value reflected as contingent consideration until the shares vest at which time they will be issued. The transaction was valued at $3,433,776 ($0.80 per share). Rohuma has an Indian affiliate that is owned 99% by Rohuma and 1% by its founding member. Rohuma controls this entity and the 1% ownership by the member is now less than 1% upon acquisition by the Company. This amount is reflected as a non-controlling interest.

Rohuma dba Kringle.ai is a California based software solutions company that enables digital and mobile commerce by providing enterprise class applications that cover loyalty and rewards products, payments, online ordering, distribution logistics for retail and more. Kringle analyzes customers’ omni-channel behaviors and transactions. Using AI for digital commerce, Kringle is able to deliver real time, automated 1:1 recommendations and personalized content across all customer touch points.

Mimo Technologies Private Limited

On February 17, 2021, the Company entered into a Share Exchange Agreement with Mimo Technologies Private Ltd., and Indian corporation (“Mimo”) and its shareholders, whereby the Mimo shareholders agreed to exchange all of their respective shares in Mimo in exchange for warrants to purchase 1,367,539 shares of the Company’s common stock. Of these warrants, 820,524 were earned at the date of acquisition, with the remaining 547,015 expected to be earned over the next two years from grant based on revenue goals for Mimo. The warrants have a term of three years and an exercise price of $0.001 and value in the amount of $1,640,447, of which $984,268 is reflected in additional paid in capital, with the remaining $656,179 reflected as contingent consideration. In addition to the issuance of the warrants, TRAQ Pvt Ltd, wrote off $258,736 in amounts due from a note receivable, $123,778 in accounts receivable and $40,354 in a debenture from Mimo. The Company acquired over 99% of Mimo with the remaining percentage of less than 1% reflected as a non-controlling interest.

Mimo provides delivery and task worker solutions across India. Mimo works with Banking, Financial, Logistics and Distribution companies, to take their products and services to semi-urban and rural India. Mimo trains the agents in each Product or Service through an online and classroom training platform. The company powers the gig economy task workers throughout the country and provides a very valuable source of employment for young people who may or may not have a high school diploma.

Going Concern

The Company has an accumulated deficit of $4,196,717 and a working capital deficit of $6,846,179, as of March 31, 2021, and a working capital deficit of $2,851,721 as of December 31, 2020. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

The Company raised $525,000 in the three months ended March 31, 2021 from the issuance of convertible notes, and raised $456,000 through sales of common stock and warrants. In addition, the Company acquired two businesses that enhance the Company’s services in both India and the United States.

Results of Operations

Results of Operations and Financial Condition for the Three Months Ended March 31, 2021 as Compared to the Three Months Ended March 31, 2020

Revenues

For the three months ended March 31, 2021 compared to March 31, 2020, the Company’s revenues increased by $91,325, or 31%, from $291,061 in 2020 to $382,386 in 2021. The increase is the result of the acquisitions of Rohuma and Mimo as well as improvement is revenues as TRAQ Pvt Ltd. Has started to emerge from the effects of COVID which contributed higher revenue and higher profitability.

Cost of Revenues

For the three months ended March 31, 2021 compared to March 31, 2020, the Company’s cost of revenues increased by $84,694, or 61%, from $139,138 in 2020 to $223,832 in 2021. The increase is the result of the acquisitions of Rohuma and Mimo as well as added direct labor for TRAQ Pvt Ltd. which contributed higher costs and slightly higher profitability (4% increase).

Operating Expenses

For the three months ended March 31, 2021 compared to March 31, 2020, the Company’s salary and salary related costs increased by $102,006, or 220%, from $46,425 in 2020 to $148,431 in 2021 due to the acquisitions of Rohuma and Mimo as well as increases to management salaries.

During the three months ended March 31, 2021 compared to March 31, 2020, the Company’s professional fees increased by $91,543, or 153%, from $59,882 in 2020 to $151,425 in 2021. Our professional fees increased in 2021 compared to 2020 due to the acquisitions of Rohuma and Mimo as well as fees related to the acquisitions of those companies and the preparation of the annual report.

For the three months ended March 31, 2021 compared to March 31, 2020, the Company’s rent expense decreased by $25,223, or 76%, from $33,009 in 2020 to $7,786 in 2021 due to TRAQ Pvt Ltd, renegotiating their leases in December 2020 reducing their space due to COVID.

For the three months ended March 31, 2021 compared to March 31, 2020, the Company’s depreciation and amortization expense increased $3,988, or 31%, from $12,730 in 2020 to $16,718 in 2021. The increase was the result of the depreciation and amortization expense on the fixed and intangible assets acquired in the Rohuma and Mimo acquisitions.

For the three months ended March 31, 2021 compared to March 31, 2020, the Company’s general and administrative expenses increased by $800,966, or 2304%, from $34,758 in 2020 to $835,724 in 2021 primarily due to the acquisitions of Rohuma and Mimo as well as expenses related to stock-based compensation.

Interest Expense

For the three months ended March 31, 2021 compared to March 31, 2020, the Company’s interest expense increased by $62,449, or 75%, from $83,184 in 2020 to $145,633 in 2021 due to higher levels of debt in 2021 prior to the conversion of certain convertible notes.

Changes in Fair Value of Derivative Liabilities

For the three months ended March 31, 2021 compared to March 31, 2020, the Company’s change in the fair value of the derivative liability increased by $505,007, from $0 in 2020 to $505,007 in 2021 due to the classification of the convertible promissory notes and related warrants being classified as derivative liabilities and the changes in the share price over the period March 31, 2021.

Net Loss

For the three months ended March 31, 2021 compared to March 31, 2020, the Company’s net loss increased by $1,571,497, from $(118,874) in 2020 to $(1,690,371) in 2021 due to the changes noted herein.

Liquidity and Capital Resources

As of March 31, 2021, current assets were $1,096,838 and current liabilities outstanding amounted to $7,943,017 which resulted in a working capital deficit of $6,46,179. As of December 31, 2020, current assets were $1,101,439 and current liabilities outstanding amounted to $3,953,160 which resulted in a working capital deficit of $2,851,721.

Net cash used in operating activities was $111,058 for the three months ended March 31, 2020 compared to $629,035 in 2021. Cash used in operations for 2021 and 2020 was the primarily related to the income (loss) in operations offset by increases in accounts payable and accrued expenses and the changes in accounts receivable due to the lack of adequate cash flow of the Company as well as non-cash charges related to stock based compensation.

The only investing activities for the three months ended March 31, 2021 and 2020, related to the acquisitions of fixed assets related to TRAQ Pvt Ltd. And the amount of cash received in the acquisitions of Rohuma and Mimo Technologies.

Net cash provided by financing activities for the three months ended March 31, 2021 consisted of proceeds from the issuance of common stock of $456,000 and convertible notes of $515,000, along with proceeds received from related party notes of $24,101. The Company repaid $366,943 in related party notes and $93,244 in long-term debt during the three months ended March 31, 2021. During the three months ended March 31, 2020 the financing activities consisted of proceeds from related party and unrelated party notes of $76,978 as well as repayments of long-term debt to both related and unrelated parties of $23,192.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended March 31, 2021, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

TraQiQ, Inc.

Date: May 7, 2021	By:	/s/ Ajay Sikka
Ajay Sikka
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

