Form 10-Q
period 2021-06-30
TRAQIQ, INC.
filed 2021-08-09
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of August 9, 2021, was 31,430,575.

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

3

Item 1. Financial Statements

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020

IN US$

	JUNE 30,	DECEMBER 31,
	2021	2020
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$137,530	$29,658
Accounts receivable, net	677,302	521,618
Note receivable - related party	-	227,877
Prepaid expenses and other current assets	481,606	322,286

Total Current Assets	1,296,438	1,101,439

Fixed assets, net	36,819	36,373
Intangible assets, net	563,632	444,584
Goodwill	6,507,680	-
Restricted cash	165,488	28,746
Long-term investment	1,440	40,603
Right-of-use asset	118,237	126,118
Other assets	3,409	3,196

Total Non-current Assets	7,396,705	679,620

TOTAL ASSETS	$8,693,143	$1,781,059

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,616,953	$1,163,505
Cash overdraft	233,729	188,721
Accrued payroll and related taxes	447,569	327,084
Accrued taxes and duties payable	157,152	46,577
Deferred revenue	39,215	-
Derivative liability	1,510,000	-
Contingent consideration - Rohuma	1,383,954	-
Contingent consideration - Mimo	656,179	-
Current portion - lease liability	11,168	8,779
Current portion - long-term debt - related parties	2,629,839	1,843,399
Current portion - long-term debt	317,876	133,761
Current portion - convertible notes payable, net of discounts	328,098	-
Current portion - convertible debt - long-term debt - related and unrelated parties	85,084	241,334

Total Current Liabilities	9,416,816	3,953,160

Long-term debt, net of current portion	55,292	59,856
Long-term debt - related parties, net of current portion	15,000	-
Lease liability, net of current portion	116,751	125,219

Total Non-current Liabilities	187,043	185,075

Total Liabilities	9,603,859	4,138,235

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value, $0.0001, 10,000,000 shares authorized, Series A Convertible Preferred, 50,000 and 50,000 shares issued and outstanding, respectively	5	5
Common stock, par value, $0.0001, 300,000,000 shares authorized, 31,430,575 and 27,297,960 issued and outstanding, respectively	3,143	2,730
Additional paid in capital	5,090,929	117,261
Accumulated deficit	(6,008,129)	(2,504,893)
Accumulated other comprehensive income (loss)	773	27,721

Total Stockholders’ Equity (Deficit) before Non-controlling Interest	(913,279)	(2,357,176)
Non-controlling interest	2,563	-

Total Stockholders’ Equity (Deficit)	(910,716)	(2,357,176)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,693,143	$1,781,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2021 AND 2020

IN US$

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2021	2020	2021	2020

REVENUE	$1,319,388	$521,319	$937,002	$230,258
COST OF REVENUE	1,012,028	268,683	788,196	129,545
GROSS PROFIT	307,360	252,636	148,806	100,713

OPERATING EXPENSES
Salaries and salary related costs	309,013	94,639	160,582	48,214
Professional fees	287,288	115,135	135,863	55,253
Rent expense	15,511	63,895	7,725	30,886
Depreciation and amortization expense	37,019	24,806	20,301	12,076
General and administrative expenses	1,527,969	61,419	692,245	26,661

Total Operating Expenses	2,176,800	359,894	1,016,716	173,090

OPERATING LOSS	(1,869,440)	(107,258)	(867,910)	(72,377)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	(1,196,132)	-	(691,125)	-
PPP forgiveness and other income	10,073	10,000	-	10,000
Interest expense, net of interest income	(363,178)	(165,170)	(217,545)	(81,986)
Total other income (expense)	(1,549,237)	(155,170)	(908,670)	(71,986)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(3,418,677)	(262,428)	(1,776,580)	(144,363)

Provision for income taxes	81,996	806	33,722	(3)

NET LOSS	(3,500,673)	(263,234)	(1,810,302)	(144,360)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(2,563)	-	(1,110)	-
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(3,503,236)	$(263,234)	$(1,811,412)	$(144,360)

Other comprehensive loss
Foreign currency translations adjustment	(26,948)	(37,607)	(20,809)	(11,447)
Comprehensive loss	$(3,530,184)	$(300,841)	$(1,832,221)	$(155,807)

Net loss per share	$(0.11)	$(0.01)	$(0.06)	$(0.01)

Weighted average common shares outstanding - basic and diluted	30,478,877	27,297,960	31,168,641	27,297,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2021 AND 2020

IN US $

	Series A Preferred		Common Stock		Additional Paid-In Capital -	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Common	Deficit	Income (Loss)	Interest	Total

Balance - January 1, 2020	50,000	$5	27,297,960	$2,730	$12,623	$(1,896,984)	$21,244	$-	$(1,860,382)

Net loss for the period	-	-	-	-	-	(118,874)	(26,160)	-	(145,034)
Balance - March 31, 2020	50,000	5	27,297,960	2,730	12,623	(2,015,858)	(4,916)	-	(2,005,416)

Net loss for the period	-	-	-	-	-	(144,360)	(11,447)	-	(155,807)

Balance - June 30, 2020	50,000	$5	27,297,960	$2,730	$12,623	$(2,160,218)	$(16,363)	$-	$(2,161,223)

Balance - January 1, 2021	50,000	$5	27,297,960	$2,730	$117,261	$(2,504,893)	$27,721	$-	$(2,357,176)

Shares of stock issued for cash	-	-	570,000	57	455,943	-	-	-	456,000

Shares of stock issued for conversion of notes payable and accrued interest	-	-	264,338	26	224,661	-	-	-	224,687

Shares of stock issued for services rendered	-	-	400,000	40	436,345	-	-	-	436,385

Shares of stock issued for acquisition of Rohuma (first tranche)	-	-	2,562,277	256	2,049,565	-	-	-	2,049,821

Stock-based compensation on granting of options	-	-	-	-	108,341	-	-	-	108,341

Stock-based compensation - warrants granted for consulting	-	-	-	-	68,642	-	-	-	68,642

Warrants earned for acquisition of Mimo	-	-	-	-	984,268	-	-	-	984,268

Net loss for the period	-	-	-	-	-	(1,691,824)	(6,139)	1,453	(1,696,510)

Balance - March 31, 2021	50,000	5	31,094,575	3,109	4,445,026	(4,196,717)	21,582	1,453	274,458

Shares of stock issued for cash	-	-	35,000	4	38,496	-	-	-	38,500

Shares of stock issued for services rendered	-	-	1,000	-	1,750	-	-	-	1,750

Shares of stock issued for providing note payable	-	-	300,000	30	446,970	-	-	-	447,000

Stock-based compensation on granting of options	-	-	-	-	118,465	-	-	-	118,465

Stock-based compensation for restricted stock grants (shares not issued)	-	-	-	-	40,222	-	-	-	40,222

Net loss for the period	-	-	-	-	-	(1,811,412)	(20,809)	1,110	(1,831,111)

Balance - June 30, 2021	50,000	$5	31,430,575	$3,143	$5,090,929	$(6,008,129)	$773	$2,563	$(910,716)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

IN US$

	2021	2020
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(3,503,236)	$(263,234)
Adjustments to reconcile net loss to net cash (used in) operating activities
Change in non-controlling interest	2,563	-
Bad debt expense	223,673	-
Forgiveness of debt	(10,087)	-
Depreciation and amortization	37,019	24,806
Lease cost, net of repayment	1,936	5,724
Foreign currency (gain) loss	2,164	(10,401)
Stock-based compensation	295,448	-
Common stock issued for services rendered	925,356	-
Change in fair value of derivative liability	1,196,132	-
Amortization of discounts on debt	146,966	-
Changes in assets and liabilities
Accounts receivable	(415,092)	56,303
Prepaid expenses and other current assets	90,730	(84,563)
Other assets	-	-
Accounts payable and accrued expenses	(325,373)	215,446
Accrued payroll and payroll taxes	14,738	20,526
Accrued duties and taxes	76,995	20,105
Deferred revenue	30,974	-
Total adjustments	2,294,142	247,946
Net cash (used in) operating activities	(1,209,094)	(15,288)

CASH FLOWS FROM INVESTING ACTIVITES
Cash received in acquisition of Mimo	42,905	-
Cash received in acquisition of Rohuma	5,951	-
Acquisition of Mimo	(21,856)	-
Advances of note receivable - related party	-	(173,802)
Acquisition of fixed assets	(2,010)	(2,011)
Net cash provided by (used in) investing activities	24,990	(175,813)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in cash overdraft	45,258	37,277
Proceeds from the issuance of common stock	494,500	-
Proceeds from convertible notes	515,000	-
Repayment of convertible notes	(20,000)	-
Proceeds from long-term debt - related parties	1,122,096	144,759
Repayment of long-term debt - related parties	(681,968)	(25,000)
Proceeds from long-term debt	50,331	42,797
Repayments of long-term debt	(96,499)	(25,284)
Net cash provided by financing activities	1,428,718	174,549

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	244,614	(16,552)

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	58,404	191,721

CASH AND RESTRICTED CASH - END OF PERIOD	$303,018	$175,169

CASH PAID DURING THE PERIOD FOR:
Interest expense	$21,908	$55,484
Income taxes	$81,996	$946

SUMMARY OF NON-CASH ACTIVITIES:
Acquisition of Rohuma:
Accounts receivable	$4,179	$-
Prepaid and other current assets	8,943	-
Fixed assets	4,512	-
Investment	1,440	-
Accounts payable and accrued expenses	(58,153)	-
Accrued duties and taxes	(2,688)	-
Long-term debt - related parties	(37,776)	-
Long-term debt	(10,000)	-
Cash overdraft	(2,980)	-
Cash	6,027	-

Total net assets acquired	(86,496)	-

Consideration per Share Exchange Agreement	3,433,776	-

Goodwill/(Bargain Purchase Gain)	$3,520,272	$-

Acquisition of Mimo Technologies:
Accounts receivable	$58,692	$-
Prepaid and other current assets	272,872	-
Fixed and intangible assets	153,186	-
Accounts payable and accrued expenses	(708,833)	-
Accrued payroll and related taxes	(104,750)	-
Accrued duties and taxes	(28,213)	-
Long-term debt - related parties	(343,118)	-
Long-term debt	(236,712)	-
Comprehensive income	(42,735)	-
Cash	43,851	-

Total net assets acquired	(935,760)	-

Consideration per Share Exchange Agreement	2,063,315	-

Goodwill/(Bargain Purchase Gain)	$2,999,075	$-

Common stock issued for conversion of long-term debt, related and unrelated parties	$224,688	$-

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

TraQiQ Solutions Private Limited

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

The warrants that are exercisable in one-year and two-years are conditioned upon TRAQ Pvt Ltd. achieving certain revenue figures and pre-tax profit percentages. TRAQ Pvt Ltd. must achieve target revenue of $1.1 million (US$) and pre-tax profit of 25% (US$). Should TRAQ Pvt Ltd. be unable to achieve these criteria, the warrants will be reduced proportionately. A total of 419,127 of these warrants were cancelled effective May 16, 2021 as a result of these criteria not being achieved.

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

The Company helps businesses in emerging economies leverage the gig/task economy with a three-prong approach:

●	Target: We help companies target end-customer requirements, analyze their behaviors and offer them the right product or service at the right time.

●	Transact: We facilitate end-customer transactions by providing a full set of fin-tech tools, including multi-tiered e-wallets, a settlement engine, and a workflow tool to enable digital commerce.

●	Deliver: We provide cloud-based software solutions to manage delivery networks and, in addition, operate a nation-wide network of task associates who make deliveries and fulfill tasks across the supply chain in India.

With operations concentrated in India, Southeast Asia and Latin America, the Company is capitalizing on such growing trends as customer analytics, digital payments taking the place of traditional banking transactions and last mile delivery using task associates. Through its TraQSuite product, the Company provides an integrated solution for businesses seeking to set up an e-commerce operation with customer identification and targeting, payment systems and delivery. With its Mimo subsidiary, the Company runs a delivery and task network of approximately 14,000 people across India.

Target

From its early uses for recommendations of on-line movie preferences and suggested products for on-line shopping, artificial intelligence has become a powerful tool for driving the transformation of business to digital platforms and facilitating business growth. The Company’s management believes the use and application of artificial intelligence solutions to the retail analytics market will grow rapidly as tech resources using it become more affordable and easily available.

The Company uses artificial intelligence tools to provide business intelligence and data solutions. The Company capitalizes on the desire of customers to be rewarded by helping its B2B clients build loyalty and rewards programs. Many businesses have started offering discounts and rewards to customers each time they use their mobile wallets or buy their product or service as a way to incentivize customers to remain loyal to their brand. Once some retailers begin offering such a program, customers expect it with all of their transactions, and retailers that do not offer such an incentive risk a competitive disadvantage. The Company can help in building a more effective dashboards for AI-based decision-making tools or can build real-time systems that monitor data feeds from customer transactions. The Company’s clients can use insights from this data to improve customer experience, improve their business operations and provide the right target audience for marketing initiatives.

The Company’s Kringle™ tool analyzes the behaviors and transactions of the customers of a business across multiple purchasing channels and delivers real-time intelligence to a business, enabling targeted marketing. Powered by an AI-based e-commerce Intelligence Engine developed over the past seven years by a team of machine learning engineers, data scientists and PHDs, Kringle™ is able to deliver real time, automated one-to-one recommendations and personalized content across all customer touch points.

Transact

Payment methods for goods and services have evolved over thousands of years from barter to precious metal coins to paper money to checks to credit cards and, most recently, to digital currency and payments. Digital payments convert traditional cash transactions to cashless ones using software and other modern technologies. Digital payments create efficiencies and save money, and they also leave a digital trail that protects the users.

The business world has aggressively moved toward digital payments with ACH payments, wire transfers and EDI-based solutions. In the consumer world, where customers have access to digital payment tools such as mobile wallets through financial institutions, their use has evolved from being a niche payment method for consumers who are digitally-savvy to a payment method which is mainstream. The Company views this untapped market for digital payments as an opportunity, both for businesses and financial institutions that want to supply products and services to these customers and for the Company to help businesses satisfy that customer demand.

The Company’s TraQSuite™ product offers an enterprise-ready suite of FinTech tools. TraQSuite enables payment processing, mobile wallets, micro lending solutions and digital transformation solutions. Users can virtually store and use financial assets including G2P, B2P, welfare, salary, cards and micro banking like loans and insurance. Both banked and unbanked end customers can buy products and services and pay with their mobile devices using TraQSuite. The system also allows businesses and their customers to settle their transactions across all wallets, vendors, currencies and geographies.

Deliver

In order to complete a sale, a business must actually deliver its products to its customers, which usually includes the “last mile” to the customer’s physical location. While this has always been significant, the global COVID-19 pandemic has dramatically increased demand for product delivery, turning a valuable additional service into a “must-have” capability for businesses. Last-mile delivery aims to transport or deliver an item to its recipient in the quickest way possible, and customers will often make purchase decisions based on the speed, cost and reliability of delivery of the product.

The traditional approach to last-mile delivery is owning an operational fleet, which poses a high risk and potentially high costs, making it an unattractive solution for all by the largest retailers. Smaller companies often prefer to partner with delivery network carriers (DNCs) to handle the delivery, which allows the retailer to transfer a portion of the risk to one or more DNC providers. DNC providers often adopt a “gig” mindset using short-term independent contractors to make the actual delivery, which allows a DNC provider to transact and operate at a fraction of the cost of retaining and operating a delivery fleet. A “gig” business model uses a flexible work force of short-term, freelance independent contractors fulfilling targeted needs and paid on a per-task basis. This can benefit workers seeking lifestyle flexibility and businesses seeking a workforce sized to meet the needs of the moment.

The Company facilitates last-mile delivery and utilization of the “gig” workforce trend in two important ways – by providing software that allows its business clients to set up and manage last-mile delivery and task-based systems and by actually providing task-worker-based last mile delivery and payment collection systems in a major emerging market where there is no realistic alternative.

TraQSuite’s Last Mile software module provides a distribution platform that allows businesses to set up task-based networks rapidly – facilitating and validating transactions, and tracking and managing task associates. The Last-Mile software module enables a complete distribution engine for the new economy, designed to manage thousands of task associates across multiple geographies to deliver products and services to users while tracking the task associates and providing validation for the transactions. Mobile apps enable data sharing, validation and measurement of customer satisfaction.

In addition, the Company provides actual delivery and task-based services for businesses in one emerging market to solve problems that cannot be conveniently addressed using traditional methods. The Company’s Mimo-Technologies subsidiary runs a network of approximately 14,000 task associates in India. This team was set up by and is managed with the TraQSuite product. In addition to its rapidly growing business making task-based food, alcohol and medicine deliveries, Mimo is now collecting payments on behalf of B2B customers in India. The area of payment collections is especially critical for financial services companies who need to collect money from people without credit cards or a bank accounts. Mimo associates collect monthly payments from entrepreneurs with small microfinance loans for equipment or working capital. Mimo associates also collect payments from subscribers to Railtel, one of the largest broadband infrastructure providers in India that operates a nationwide fiber network running alongside train tracks. Mimo collects a transaction fee for each transaction that is completed. All the task associates are independent contractors who get paid for every task that is completed.

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

Mimo Technologies Private Limited

On February 17, 2021, the Company entered into a Share Exchange Agreement with Mimo Technologies Private Ltd., and Indian corporation (“Mimo”) and its shareholders, whereby the Mimo shareholders agreed to exchange all of their respective shares in Mimo in exchange for warrants to purchase 1,367,539 shares of the Company’s common stock. Of these warrants, 820,524 were earned at the date of acquisition, with the remaining 547,015 expected to be earned over the next two years from grant based on revenue goals for Mimo. The warrants have a term of three years and an exercise price of $0.001 and value in the amount of $1,640,447, of which $984,268 is reflected in additional paid in capital, with the remaining $656,179 reflected as contingent consideration. In addition to the issuance of the warrants, TRAQ Pvt Ltd, wrote off $258,736 in amounts due from a note receivable, $123,778 in accounts receivable and $40,354 in a debenture from Mimo. In addition, a cash payment was made to one of the minority shareholders of Mimo in the amount of $22,338. The Company acquired over 99% of Mimo with the remaining percentage of less than 1% reflected as a non-controlling interest.

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

These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10-K filed with the SEC on March 22, 2021. Interim results of operations for the six months ended June 30, 2021 are not necessarily indicative of future results for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less of $137,530 and $29,658 as of June 30, 2021 and December 31, 2020, respectively.

Restricted Cash

The Company’s restricted cash balance consists of time deposits with financial institutions which are valued at cost and approximate fair value. Interest earned on these deposits in included in interest income. The carrying value of our restricted cash at June 30, 2021 and December 31, 2020 was $165,488 and $28,746, respectively. The balances consist of time deposits pledged with financial institutions for a Line of Credit facility taken from Andhra Bank, issuance of overdraft limit.

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

Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Management has determined that an allowance of $160,403 and $0 was required for the outstanding accounts receivable as of June 30, 2021 and December 31, 2020, respectively.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Management has determined that no impairment of long-lived assets is required for the periods ended June 30, 2021 and December 31, 2020.

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

The following is a summary of revenue for the six months ended June 30, 2021 and 2020, disaggregated by type:

	2021	2020
Professional Services Revenue	$593,898	$463,385
Sale of goods	544,793	-
Software Solution Revenue	180,697	57,934
	$1,319,388	$521,319

Costs of Services Provided

Costs of services provided consist of purchase of goods, data processing costs, customer support costs including personnel costs to maintain the Company’s proprietary databases, costs to provide customer call center support, hardware and software expense associated with transaction processing systems and exchanges, telecommunication and computer network expense, and occupancy costs associated with facilities where these functions are performed. Depreciation expense is not included in costs of services provided.

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

Going Concern

The Company has an accumulated deficit of $6,008,129 and a working capital deficit of $8,120,378, as of June 30, 2021, and a working capital deficit of $2,851,721 as of December 31, 2020. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

The warrants that are exercisable in one-year and two-years are conditioned upon TRAQ Pvt Ltd. achieving certain revenue figures and pre-tax profit percentages. TRAQ Pvt Ltd. must achieve target revenue of $1.1 million (US$) and pre-tax profit of 25% (US$). Should TRAQ Pvt Ltd. be unable to achieve these criteria, the warrants will be reduced proportionately. A total of 419,127 of these warrants were cancelled effective May 16, 2021 as a result of these criteria not being achieved.

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

MIMO TECHNOLOGIES

On February 17, 2021, the Company entered into a Share Exchange Agreement with Mimo Technologies Private Ltd., and Indian corporation (“Mimo”) and its shareholders, whereby the Mimo shareholders agreed to exchange all of their respective shares in Mimo in exchange for warrants to purchase 1,367,539 shares of the Company’s common stock. Of these warrants, 820,524 were earned at the date of acquisition, with the remaining 547,015 expected to be earned over the next two years from grant based on revenue goals for Mimo. The warrants have a term of three years and an exercise price of $0.001 and value in the amount of $1,640,447, of which $984,268 is reflected in additional paid in capital, with the remaining $656,179 reflected as contingent consideration. In addition to the issuance of the warrants, TRAQ Pvt Ltd, wrote off $258,736 in amounts due from a note receivable, $123,778 in accounts receivable and $40,354 in a debenture from Mimo. In addition, a cash payment was made to one of the minority shareholders of Mimo in the amount of $22,338. The Company acquired over 99% of Mimo with the remaining percentage of less than 1% reflected as a non-controlling interest.

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
$(935,760)

The difference between the net liabilities acquired of $935,760, and the consideration paid (in the form of cash and warrants, net of adjustments for the note payable and accounts payable of Mimo with TRAQ Pvt Ltd) of $2,085,653 represents goodwill in the amount of $3,021,413.

The following table shows pro-forma results for the six months ended June 30, 2021 and 2020 as if the acquisition had occurred on January 1, 2020. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Rohuma, Mimo and the Company.

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Revenues	$1,355,350	$732,415
Net income (loss)	$(3,555,172)	$(488,535)
Net income (loss) per share	$(0.12)	$(0.02)

NOTE 4: CASH AND RESTRICTED CASH

Cash and restricted cash are as follows:

	June 30, 2021	December 31, 2020
Cash on hand	$109	$141
Bank balances	137,421	29,517
Restricted cash	165,488	28,746
Total	$303,018	$58,404

ASU 2016-18, “Statements of Cash Flows” (Topic 230) was adopted by the Company in 2017. In accordance with this standard, restricted cash and restricted cash equivalents is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statements of Cash Flows. During the six months ended June 30, 2021 and the year ended December 31, 2020 there were no cash equivalents.

NOTE 5: FIXED ASSETS

The Company’s property and equipment is as follows:

	June 30, 2021	December 31, 2020	Estimated Life

Property and equipment – TRAQ Pvt Ltd.	$628,026	$638,587	3 - 10 years
Property and equipment – Rohuma US	1,100	-	3 - 10 years
Property and equipment – Rohuma India	4,117	-	3 – 10 years
Property and Equipment – Mimo Technologies	2,927	-	3 – 10 years
Less: accumulated depreciation	(599,351)	(602,214)

Net	$36,819	$36,373

Depreciation expense for the six months ended June 30, 2021 and 2020 was $11,615 and $8,186, respectively.

NOTE 6: INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	June 30, 2021	December 31, 2020

Customer relationships	$448,800	$448,800
Tradenames	49,799	49,799
Software	250,451	-
Less: accumulated amortization	(185,418)	(54,015)

Net	$563,632	$444,584

Amortization expense for the six months ended June 30, 2021 and 2020 was $25,404 and $16,620, respectively.

NOTE 7: GOODWILL

The Company’s goodwill consists of the following:

	June 30, 2021	December 31, 2020

Rohuma	$3,519,869	$-
Mimo Technologies	2,987,811	-

Net	$6,507,680	$-

For the period ended June 30, 2021, there were no indicators of impairment noted.

NOTE 8: LONG-TERM INVESTMENT

The Company’s long-term investment is as follows:

	June 30, 2021	December 31, 2020

Equity Security – Compulsorily Convertible Debenture	$-	$40,603

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

In addition there was an investment acquired in the acquisition of Rohuma US for $1,440.

NOTE 9: NOTE RECEIVABLE

The Company’s notes receivable is as follows:

	June 30, 2021	December 31, 2020

MIMO Technologies PVT Ltd	$-	$227,877

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

NOTE 10: CONVERTIBLE NOTES PAYABLE

As of June 30, 2021 and December 31, 2020, the Company had the following convertible notes outstanding:

		June 30, 2021	December 31, 2020
GS Capital	(a)	$105,000	$-
Platinum Point Capital	(b)	400,000	-
Total Convertible Notes Payable		$505,000	$-
Less: Discounts		(176,902)	-
		$328,098	$-

(a)	On January 19, 2021, the Company entered into a 12% Convertible Promissory Note with GS Capital Partners, LLC (the “GS Note”) in the amount of $125,000. The GS Note has a maturity of one-year and is to be repaid commencing on the fifth month anniversary and every month thereafter in the amount of $20,000. The conversion price of the GS Note is 66% of the lowest closing stock price over the previous 20 trading days. There are certain price protections for GS Capital Partners, LLC under the terms of the GS Note, which make the conversion option a derivative liability. The Company recorded an original issue discount in the amount of $10,000 and $5,000 was paid out of the proceeds for legal fees. In accordance with the terms of the GS Note, the Company issued 26,000 shares of common stock as a commitment fee and issued 170,000 shares of common stock that are returnable upon achievement of the terms of the GS Note.

(b)	On February 12, 2021, the Company entered into a 10% Convertible Promissory Note with Platinum Point Capital, LLC (the “Platinum Note”). The Platinum Note has a maturity of one-year. The conversion price of the Platinum Note is the greater of (a) $0.01 or (b) 70% of the lowest closing stock price over the previous 15 trading days. There are certain price protections for Platinum Point Capital, LLC under the terms of the Platinum Note, which make the conversion option a derivative liability. The Company granted 200,000 warrants that have a term of three-years and an exercise price of $2.00 per share with the Platinum Note. The warrants granted with the Platinum Note also contain certain price protections, that make the value of the warrants a derivative liability. The Company and Platinum Point Capital, LLC entered into an amendment to exclude the Mimo warrants granted on February 17, 2021 from the price protections. In accordance with the terms of the Platinum Note, the Company issued 60,000 shares as a commitment fee.

Interest expense on these notes for the six months ended June 30, 2021 and 2020 are $21,781 and $0, respectively. Amortization of debt and original issue discounts was $146,966 and $0 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 11: LONG-TERM DEBT RELATED PARTIES

The following is a summary of the current portion - long-term debt - related parties as of June 30, 2021 and December 31, 2020:

		June 30, 2021	December 31, 2020
Unsecured advances - CEO	(a)	$2,006,691	$1,718,277
Notes payable - Satinder Thiara	(b)	32,000	57,000
Promissory note – Kunaal Sikka	(c)	15,000	15,000
Notes payable – Swarn Singh	(d)	45,000	45,000
Note payable - Chaudhary	(e)	8,427	8,122
Note payable - Director	(g)	400,000	-
Advances – former CEO of Rohuma		15,141	-
Advances – former CEO of Mimo Technologies	(f)	122,580	-

		2,644,839	1,843,399
Current portion of long-term debt related parties		(2,629,839)	(1,843,399)
Long-term debt – related parties		$15,000	$-

(a)	This is an unsecured advance from the CEO originally entered into January 1, 2015. The note bears interest at 15% annually (1.25% monthly) and are due on demand.

(b)	Notes payable to Satinder Thiara entered into May 25, 2016 ($22,000) which is due December 31, 2021, December 13, 2016 ($10,000) which is due December 31, 2021, and May 1, 2018 ($25,000) which matured December 31, 2019 at interest rate of 15% annually (1.25% monthly). These are unsecured loans. The May 1, 2018 note is in default as of December 31, 2019. As a result the interest rate was changed to 21% annually (1.75% monthly). The May 1, 2018 note that matured December 31, 2019 was converted along with $12,392 in accrued interest into 43,990 shares of common stock on March 5, 2021.

(c)	Unsecured promissory note from Kunaal Sikka, the CEO’s son, dated September 13, 2018, in the amount of $15,000, maturing on December 31, 2019, and accruing interest at an annual rate of 12%. The note was in default as of December 31, 2019 through June 25, 2021 when the note was extended until December 31, 2022. As a result the interest rate was changed to 18% annually (1.50% monthly) through June 25, 2021 and then changed to 6% annually.

(d)	Note payable to Swarn Singh, father-in-law of the CEO, entered into January 3, 2017 ($25,000) and February 1, 2017 ($20,000) at interest rate of 15% annually (1.25% monthly). These are unsecured notes. Both notes were due December 31, 2019. The notes are in default as of December 31, 2019. As a result the interest rate was changed to 21% annually (1.75% monthly).

(e)	Note payable to Sushil Chaudhary dated April 27, 2020 in the amount of 1,100,000 INR (approximately $14,500 US$) due on demand at 13% per annum. This amount was offset by an amount due from the company that Sushil Chaudhary owns in the amount of $8,179.

(f)	Note payable to Lathika Regunathan dated June 18, 2020 in the amount of 7,650,000 INR (approximately $100,000 US$) interest free and due on demand.

(g)	Note payable to a director dated June 15, 2021 that matures December 12, 2021 in the amount of $400,000. The note does not bear interest however the director received two tranches of 150,000 shares each for lending this amount. If the note is repaid by the maturity date, one of the two tranches of 150,000 shares will be returned.

Interest expense on these notes for the six months ended June 30, 2021 and 2020 are $158,537 and $107,869, respectively.

NOTE 12: LONG-TERM DEBT

The following is a summary of the long-term debt as of June 30, 2021 and December 31, 2020:

		June 30, 2021	December 31, 2020
Other debt – in default	(a)	$6,000	$6,000
Yukti Securities Private Limited	(b)	-	4,547
Noor Qazi	(c)	-	-
Auto loan – ICICI Bank	(d)	14,769	18,539
Baxter Credit Union	(e)	99,975	99,911
UGECL	(f)	53,960	54,563
USA Bank PPP	(g)	-	10,057
Loan Builder	(h)	47,367	-
Satin		141,097	-
SBA - Rohuma		10,000	-
Total		$373,168	$193,617
Current portion		(317,876)	(133,761)
Long-term debt, net of current portion		$55,292	$59,856

(a)	Note payable to an individual for $7,500, issued in May 2018 as consideration for services, due in June 2018, and bearing no interest. During the year ended December 31, 2018, the Company made a payment of $1,500 against the note and the Company has withheld payment of the remaining amount pending receipt of amounts due from the service provider.

(b)	Loan payable to Yukti Securities Private Limited is an unsecured loan which is due on demand.

(c)	Unsecured loan from Noor Qazi, individual, is due on demand. Was repaid in December 2020.

(d)	Loan payable with ICICI Bank, secured by the vehicle the loan was taken for. Payments are monthly at $752, through maturity in May 2023. Of the amount outstanding, the following represents the maturity: Current (2021-2022) $7,374; (2022-2023) $7,395.

(e)	Revolving loan in the amount of $100,000 at 4% interest per annum due December 30, 2020. The loan was renegotiated for a balance of $99,911 with similar terms at 4% interest per annum and is guaranteed by the CEO of the Company.

(f)	COVID line of credit from UGECL up to 4,000,000 INR in India, term of 48 months, interest only at 7.5% annual rate for first 12 months, then 36 equal instalments through maturity. Current (2021) $6,063; long-term (2022-2024) $47,897.

(g)	PPP loan from USA Bank, with interest accruing at 1% per annum. Original amount of $34,697 had $24,640 forgiven in December 2020, with the remaining $10,057 due in five years In February 2021, the Company was notified that the entire balance of the PPP loan has been forgiven.

(h)	$50,000 unsecured loan due in 52 weekly payments of $1,057.94 inclusive of interest at approximately 10%.

Interest expense on these notes for the six months ended June 30, 2021 and 2020 are $2,539 and $5,546, respectively.

NOTE 13: CURRENT PORTION - CONVERTIBLE DEBT – RELATED AND UNRELATED PARTIES

The following is a summary of current portion - convertible debt - related and unrelated parties as of June 30, 2021 and December 31, 2020:

		June 30, 2021	December 31, 2020
Face value of notes – related party	(a)	$-	$95,000

Face value of notes – unrelated parties	(a)	68,077	98,077

Excess of the fair value of shares issuable over the face value of the convertible notes	(a)	17,007	48,257

		$85,084	$241,334

(a)	In connection with the reverse merger in July 2017, the Company and two stockholders, who had provided related party advances to the Company, agreed to exchange their related party advances for 6% Convertible Promissory Notes that were originally due on January 15, 2018 (the “Notes”) in the amount of $68,077. From August 2017 through November 2017, the Company issued additional notes to four different parties (two of which were related parties) in the principal amount of $100,000 ($70,000 to related parties). In January 2018, the holders of the Notes agreed to extend the maturity to April 30, 2018, and in April 2018, agreed to further extend the maturity of certain notes to June or July 2018. During the year ended December 31, 2018, the maturity of the notes were further extended to March 31, 2019 and then again to periods ranging from June 30, 2019 to December 31, 2019. The Notes bear simple interest at 6% unless the Company defaults, which increases the interest rate to 10%. The Holders, at their option, can elect to convert the principal plus any accrued interest, into shares of the Company’s common stock at a conversion rate equal to eighty percent (80%) of the average closing share price as quoted on the OTC Markets for the five (5) trading days prior to the date of conversion. There are two notes that had a maturity date of June 30, 2019, with the remaining notes having a maturity date of December 31, 2019. These notes had not been extended and were in default until June 30, 2021, when the note holders agreed to extend the debt until October 31, 2021, with no other changes to the notes. The Company has classified these notes as current liabilities. The Company had accrued the default interest on the two notes from July 1, 2019 through March 4, 2021. On March 5, 2021, the Company converted $156,250 in convertible notes which includes the excess of the fair value of shares issuable over the face value of the convertible notes along with $31,046 in accrued interest into 187,296 shares of common stock.

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

Interest expense on these notes for the six months ended June 30, 2021 and 2020 are $5,499 and $9,627, respectively.

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

Common Stock

As of June 30, 2021, the Company has 31,430,575 shares issued and outstanding.

During the three months ended June 30, 2021, the Company (a) issued 1,000 shares of common stock for services valued at $1,750. In addition, the Company recognized $40,222 in stock-based compensation for restricted stock grants to an advisor that vest over a three-year term. None of the 350,000 shares to this advisor have been issued as of June 30, 2021.; (b) issued 300,000 shares of common stock to a director for agreeing to lend the Company $400,000 in a promissory note. 150,000 of these shares may be returned to the Company should the note be repaid by the maturity date of December 12, 2021. These 300,000 shares have a value of $447,000; and (c) issued 35,000 shares for $38,500.

During the three months ended March 31, 2021, the Company (a) issued 570,000 shares of common stock for $456,000; (b) 264,338 shares of common stock for the conversion for $181,250 in convertible notes and $43,438 in accrued interest; (c) 400,000 shares of common stock for services rendered in the amount of $436,385; and (d) 2,562,277 shares (of a total of 4,292,220 to be issued) for the purchase of Rohuma.

There were no shares issued in the six months ended June 30, 2020.

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

Common Stock Warrants

The following schedule summarizes the changes in the Company’s common stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2019	1,329,272	$0.001	4.87 years	$-	$0.001

Warrants granted	-	$-	-		$
Warrants exercised	-	$-	-		$
Warrants expired/cancelled	-	$-	-		$

Balance at December 31, 2020	1,329,272	$0.001	3.87 years	$2,125,506	$0.001

Warrants granted	1,980,039	$0.001-2.00	-		$
Warrants exercised/exchanged	-	$-	-		$
Warrants expired/cancelled	(419,127)	$-	-		$

Balance at June 30, 2021	2,880,184	$0.001-2.00	2.72 years	$3,414,248	$0.42

Exercisable at June 30, 2021	2,333,168	$0.001-2.00	2.73 years	$2,594,272	$0.52

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the three months ended March 31, 2021 and year ended December 31, 2020:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Expected term	3 years	-
Expected volatility	100-214%	-
Expected dividend yield	-	-
Risk-free interest rate	0.15-0.58%	-

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation. Pursuant to the Share Exchange Agreement, the Company acquired 100% of the shares of TRAQ Pvt Ltd. and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 1,329,272 shares of common stock of the Company valued at $268. The warrants will be exercisable as follows: (i) 100,771 warrants immediately upon closing; (ii) 859,951 warrants exercisable one-year after the date of closing, which was extended to March 31, 2021; and (iii) 368,550 warrants exercisable two-years after the date of closing. The value of the transaction totaled $268 and is reflected as an increase to additional paid in capital. A total of 419,127 of these warrants were cancelled effective May 16, 2021 as a result of these criteria not being achieved.

On February 16, 2021, the Company entered into several stock purchase agreements for the issuance of 570,000 shares for cash in the amount of $456,000 (value of $0.80 per share). The individuals also received 285,000 warrants that have a term of three years at an exercise price of $2.00 per share.

On February 17, 2021, the Company entered into a Share Exchange Agreement with Mimo Technologies Private Ltd., and Indian corporation (“Mimo”) and its shareholders, whereby the Mimo shareholders agreed to exchange all of their respective shares in Mimo in exchange for warrants to purchase 1,367,539 shares of the Company’s common stock. Of these warrants, 820,524 were earned at the date of acquisition, with the remaining 547,015 expected to be earned over the next two years from grant based on revenue goals for Mimo. The warrants have a term of three years and an exercise price of $0.001 and value in the amount of $1,640,447, of which $984,268 is reflected in additional paid in capital, with the remaining $656,179 reflected as contingent consideration. In addition to the issuance of the warrants, TRAQ Pvt Ltd, wrote off $258,736 in amounts due from a note receivable, $123,778 in accounts receivable and $40,354 in a debenture from Mimo. In addition, a cash payment was made to one of the minority shareholders of Mimo in the amount of $22,338. The Company acquired over 99% of Mimo with the remaining percentage of less than 1% reflected as a non-controlling interest.

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

In the six months ended June 30, 2021, the Company recognized $226,807 in stock-based compensation.

The following represents a summary of options:

	Six Months Ended June 30, 2021		Year Ended December 31, 2020
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	3,930,000	$0.0052	-	$-

Granted	-	-	3,930,000	0.0052
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Ending balance	3,930,000	$0.0052	3,930,000	$0.0052
Intrinsic value of options	$5,874,475		$6,267,475

Weighted Average Remaining Contractual Life (Years)	9.31		9.81

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

As of June 30, 2021, the value of the unamortized lease right of use asset is $118,237. As of June 30, 2021, the Company’s lease liability was $127,919.

Remaining Lease Obligation by calendar year (undiscounted cash flows)
2022	$13,209
2023	28,593
2024	28,593
2025	29,487
2026	32,882
2027	58,914
Total lease payments	191,678
Less: Imputed interest	63,759
Present value of lease liabilities	$127,919

For the six months ended June 30, 2021 and 2020 the Company recorded rent expense of $15,511 and $63,895.

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

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used in June 30, 2021 and December 31, 2020:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020

Expected term	1 year	-
Expected volatility	164 - 214%	-
Expected dividend yield	-	-
Risk-free interest rate	0.15%	-

The Company’s derivative liabilities are as follows:

	June 30, 2021	December 31, 2020
Fair value of the GS Capital conversion option	$280,000	$-
Fair value of the Platinum Point conversion option	1,024,000	-
Fair value of the Platinum Point warrants (200,000 warrants)	206,000	-
	$1,510,000	$-

Activity related to the derivative liabilities for the period ended June 30, 2021 is as follows:

Beginning balance as of December 31, 2020	$-
Issuances of warrants/conversion option – derivative liabilities	313,868
Warrants exchanged for common stock	-
Change in fair value of warrants/conversion option - derivative liabilities	1,196,132
Ending balance as of June 30, 2021	$1,510,000

There were no derivative liabilities prior to January 2021.

nOTE 17: CONCENTRATIONS

During the six months ended June 30, 2021 and 2020, the Company had two major customers comprising 87% of revenues and two major customers comprising 88% of revenues, respectively. A major customer is defined as a customer that represents 10% or greater of total revenues. There was 87% and 85% of accounts receivable representing two and two customers as of June 30, 2021 and December 31, 2020, respectively.

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

nOTE 19: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies in respect of TRAQ Pvt Ltd;

(i)	TRAQ Pvt Ltd had applied for compounding of the TDS liability for the assessment year 2014-2015 and 2015-2016 in accordance with Indian Income Tax Laws. However, no amount payable for tax and penalty was confirmed by the Income Tax Department. Further, TRAQ Pvt Ltd has also defaulted for TDS deducted but not paid in time during assessment years 2016-2017 to 2020-2021. Accordingly, there may be a contingent liability in respect of TDS regarding compounding charges, interest, and penalty which is not quantifiable at present, hence not provided in the Consolidated Financial Statements.

(ii)	TRAQ Pvt Ltd has outstanding Gratuity for $23,971 as of December 31, 2020, towards ex-employees of TRAQ Pvt Ltd; therefore, TRAQ Pvt Ltd is liable for penalty under The Gratuity Act under the Indian Laws and other relevant laws. Since the amount of penalty for default in payment of gratuity is not ascertainable, therefore it is not provided for in the Consolidated Financial Statements. Gratuity of $13,816 has been paid in the month of January 2021.

(iii)	There are numerous interpretative issues relating to the Indian Supreme Court (SC) judgment dated February 28, 2019, on Provident Fund (PF) on the inclusion of allowances for the purpose of PF contribution as well as its applicability. Due to a pending decision on the subject review petition and directions from EPFO, the impact has been recorded in the six months ended June 30, 2021 Consolidated Financial Statements.

(iv)	TRAQ Pvt Ltd has delayed in complying with provisions related to Foreign Direct Investment and Transfer of Shares to Non-resident as per the Master Circulars and notification issued by Reserve Bank of India, therefore, is liable for imposition of penalty. Since the amount of the penalty for the same is not ascertainable, no effect was given in the Consolidated Financial Statements.

(v)	Prior to its acquisition in May 2019, TRAQ Pvt Ltd, had provided a guarantee in favor of State Bank of India for $165,813 on March 22, 2014, for Mira Green Tech Private Limited. The State Bank of India is in process of satisfying whether there is any obligation due by TRAQ Pvt Ltd at this time.

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

The warrants that are exercisable in one-year and two-years are conditioned upon TRAQ Pvt Ltd. achieving certain revenue figures and pre-tax profit percentages. TRAQ Pvt Ltd. must achieve target revenue of $1.1 million (US$) and pre-tax profit of 25% (US$). Should TRAQ Pvt Ltd. be unable to achieve these criteria, the warrants will be reduced proportionately. A total of 419,127 of these warrants were cancelled effective May 16, 2021 as a result of these criteria not being achieved.

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

Mimo Technologies Private Limited

On February 17, 2021, the Company entered into a Share Exchange Agreement with Mimo Technologies Private Ltd., and Indian corporation (“Mimo”) and its shareholders, whereby the Mimo shareholders agreed to exchange all of their respective shares in Mimo in exchange for warrants to purchase 1,367,539 shares of the Company’s common stock. Of these warrants, 820,524 were earned at the date of acquisition, with the remaining 547,015 expected to be earned over the next two years from grant based on revenue goals for Mimo. The warrants have a term of three years and an exercise price of $0.001 and value in the amount of $1,640,447, of which $984,268 is reflected in additional paid in capital, with the remaining $656,179 reflected as contingent consideration. In addition to the issuance of the warrants, TRAQ Pvt Ltd, wrote off $258,736 in amounts due from a note receivable, $123,778 in accounts receivable and $40,354 in a debenture from Mimo. In addition, a cash payment was made to one of the minority shareholders of Mimo in the amount of $22,338. The Company acquired over 99% of Mimo with the remaining percentage of less than 1% reflected as a non-controlling interest.

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

Going Concern

The Company has an accumulated deficit of $6,008,129 and a working capital deficit of $8,120,378, as of June 30, 2021, and a working capital deficit of $2,851,721 as of December 31, 2020. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

The Company raised $525,000 in the six months ended June 30, 2021 from the issuance of convertible notes, $1,122,096 from related parties, $50,331 from long-term debt and raised $494,500 through sales of common stock and warrants. The Company repaid $20,000 in convertible notes, $96,499 of long-term debt and $681,968 of related party notes. In addition, the Company acquired two businesses that enhance the Company’s services in both India and the United States.

Results of Operations

Results of Operations and Financial Condition for the Six Months Ended June 30, 2021 as Compared to the Six Months Ended June 30, 2020

Revenues

For the six months ended June 30, 2021 compared to June 30, 2020, the Company’s revenues increased by $798,069, or 153%, from $521,219 in 2020 to $1,319,388 in 2021. The increase is the result of the acquisitions of Rohuma and Mimo as well as improvement in revenues as TRAQ Pvt Ltd. has started to emerge from the effects of COVID which contributed higher revenue and higher profitability and the addition of new customers in TRAQ Solutions, Inc.

Cost of Revenues

For the six months ended June 30, 2021 compared to June 30, 2020, the Company’s cost of revenues increased by $743,345, or 277%, from $268,683 in 2020 to $1,012,028 in 2021. The increase is the result of the acquisitions of Rohuma and Mimo as well as added direct labor for TRAQ Pvt Ltd. The company experienced lower profitability in these new engagements, as they ramped up personnel post-COVID, which they hope to normalize in the next quarter or two.

Operating Expenses

For the six months ended June 30, 2021 compared to June 30, 2020, the Company’s salary and salary related costs increased by $214,374, or 227%, from $94,639 in 2020 to $309,013 in 2021 due to the acquisitions of Rohuma and Mimo as well as increases to management salaries.

During the six months ended June 30, 2021 compared to June 30, 2020, the Company’s professional fees increased by $172,153, or 150%, from $115,135 in 2020 to $287,288 in 2021. Our professional fees increased in 2021 compared to 2020 due to the acquisitions of Rohuma and Mimo as well as fees related to the acquisitions of those companies and the preparation of the annual report.

For the six months ended June 30, 2021 compared to June 30, 2020, the Company’s rent expense decreased by $48,384, or 76%, from $63,895 in 2020 to $15,511 in 2021 due to TRAQ Pvt Ltd, renegotiating their leases in December 2020 reducing their space due to COVID.

For the six months ended June 30, 2021 compared to June 30, 2020, the Company’s depreciation and amortization expense increased $12,213, or 49%, from $24,806 in 2020 to $37,019 in 2021. The increase was the result of the depreciation and amortization expense on the fixed and intangible assets acquired in the Rohuma and Mimo acquisitions.

For the six months ended June 30, 2021 compared to June 30, 2020, the Company’s general and administrative expenses increased by $1,466,550, or 2388%, from $61,419 in 2020 to $1,527,069 in 2021 primarily due to the acquisitions of Rohuma and Mimo as well as expenses related to stock-based compensation.

Interest Expense

For the six months ended June 30, 2021 compared to June 30, 2020, the Company’s interest expense increased by $198,008, or 120%, from $165,170 in 2020 to $363,178 in 2021 due to higher levels of debt in 2021.

Changes in Fair Value of Derivative Liabilities

For the six months ended June 30, 2021 compared to June 30, 2020, the Company’s change in the fair value of the derivative liability increased by $1,196,132, from $0 in 2020 to $1,196,132 in 2021 due to the classification of the convertible promissory notes and related warrants being classified as derivative liabilities and the changes in the share price over the period June 30, 2021.

Net Loss

For the six months ended June 30, 2021 compared to June 30, 2020, the Company’s net loss increased by $3,237,439, from $(263,234) in 2020 to $(3,500,673) in 2021 due to the changes noted herein.

Results of Operations and Financial Condition for the Three Months Ended June 30, 2021 as Compared to the Three Months Ended June 30, 2020

Revenues

For the three months ended June 30, 2021 compared to June 30, 2020, the Company’s revenues increased by $706,744, or 307%, from $230,258 in 2020 to $937,002 in 2021. The increase is the result of the acquisitions of Rohuma and Mimo as well as improvement in revenues as TRAQ Pvt Ltd. has started to emerge from the effects of COVID which contributed higher revenue and higher profitability and the addition of new customers in TRAQ Solutions, Inc.

Cost of Revenues

For the three months ended June 30, 2021 compared to June 30, 2020, the Company’s cost of revenues increased by $658,651, or 508%, from $129,545 in 2020 to $788,196 in 2021. The increase is the result of the acquisitions of Rohuma and Mimo as well as added direct labor for TRAQ Pvt Ltd. The company experienced lower profitability in these new engagements, as they ramped up personnel post-COVID, which they hope to normalize in the next quarter or two.

Operating Expenses

For the three months ended June 30, 2021 compared to June 30, 2020, the Company’s salary and salary related costs increased by $112,368, or 233%, from $48,214 in 2020 to $160,582 in 2021 due to the acquisitions of Rohuma and Mimo as well as increases to management salaries.

During the three months ended June 30, 2021 compared to June 30, 2020, the Company’s professional fees increased by $80,610, or 146%, from $55,253 in 2020 to $135,863 in 2021. Our professional fees increased in 2021 compared to 2020 due to the acquisitions of Rohuma and Mimo as well as fees related to the acquisitions of those companies.

For the three months ended June 30, 2021 compared to June 30, 2020, the Company’s rent expense decreased by $23,161, or 75%, from $30,886 in 2020 to $7,725 in 2021 due to TRAQ Pvt Ltd, renegotiating their leases in December 2020 reducing their space due to COVID.

For the three months ended June 30, 2021 compared to June 30, 2020, the Company’s depreciation and amortization expense increased $8,225, or 68%, from $12,076 in 2020 to $20,301 in 2021. The increase was the result of the depreciation and amortization expense on the fixed and intangible assets acquired in the Rohuma and Mimo acquisitions.

For the three months ended June 30, 2021 compared to June 30, 2020, the Company’s general and administrative expenses increased by $665,584, or 2496%, from $26,661 in 2020 to $692,245 in 2021 primarily due to the acquisitions of Rohuma and Mimo as well as expenses related to stock-based compensation.

Interest Expense

For the three months ended June 30, 2021 compared to June 30, 2020, the Company’s interest expense increased by $135,559, or 165%, from $81,986 in 2020 to $217,545 in 2021 due to higher levels of debt in 2021.

Changes in Fair Value of Derivative Liabilities

For the three months ended June 30, 2021 compared to June 30, 2020, the Company’s change in the fair value of the derivative liability increased by $691,125, from $0 in 2020 to $691,125 in 2021 due to the classification of the convertible promissory notes and related warrants being classified as derivative liabilities and the changes in the share price over the period June 30, 2021.

Net Loss

For the three months ended June 30, 2021 compared to June 30, 2020, the Company’s net loss increased by $1,665,942, from $(144,360) in 2020 to $(1,810,302) in 2021 due to the changes noted herein.

Liquidity and Capital Resources

As of June 30, 2021, current assets were $1,296,438 and current liabilities outstanding amounted to $9,416,816 which resulted in a working capital deficit of $8,120,378. As of December 31, 2020, current assets were $1,101,439 and current liabilities outstanding amounted to $3,953,160 which resulted in a working capital deficit of $2,851,721.

Net cash used in operating activities was $1,209,094 for the six months ended June 30, 2020 compared to $15,288 in 2021. Cash used in operations for 2021 and 2020 was the primarily related to the loss in operations offset by increases and decreases in accounts payable and accrued expenses and the changes in accounts receivable due to the lack of adequate cash flow of the Company as well as non-cash charges related to stock based compensation.

The only investing activities for the six months ended June 30, 2021 and 2020, related to the acquisitions of fixed assets related to TRAQ Pvt Ltd. And the amount of cash received (paid) in the acquisitions of Rohuma and Mimo Technologies.

Net cash provided by financing activities for the six months ended June 30, 2021 consisted of proceeds from the issuance of common stock of $494,500 and convertible notes of $515,000, along with proceeds received from related party notes of $1,122,096 and $50,331 in proceeds from long-term debt. The Company repaid $681,968 in related party notes, $20,000 in convertible notes and $96,499 in long-term debt during the six months ended June 30, 2021. During the six months ended June 30, 2020 the financing activities consisted of proceeds from related party and unrelated party notes of $187,556 as well as repayments of long-term debt to both related and unrelated parties of $50,284.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended June 30, 2021, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

TraQiQ, Inc.

Date: August 9, 2021	By:	/s/ Ajay Sikka
Ajay Sikka
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

