Form 10-Q
period 2021-09-30
TRAQIQ, INC.
filed 2021-11-12
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
Emerging growth company ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of November 11, 2021, was 33,372,819.

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

Item 1. Financial Statements

Page No.

Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	5

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2021 and 2020 (unaudited)	6

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Nine and Three Months Ended September 30, 2021 and 2020 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020

IN US$

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$400,410	$29,658
Accounts receivable, net	843,923	521,618
Note receivable - related party	-	227,877
Prepaid expenses and other current assets	540,928	322,286

Total Current Assets	1,785,261	1,101,439

Fixed assets, net	35,823	36,373
Intangible assets, net	1,226,810	444,584
Goodwill	5,863,058	-
Restricted cash	114,575	28,746
Long-term investment	1,440	40,603
Right-of-use asset	115,492	126,118
Other assets	3,147	3,196

Total Non-current Assets	7,360,345	679,620

TOTAL ASSETS	$9,145,606	$1,781,059

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,938,412	$1,163,505
Cash overdraft	264,881	188,721
Accrued payroll and related taxes	442,536	327,084
Accrued taxes and duties payable	132,653	46,577
Deferred revenue	19,237	-
Derivative liability	1,889,055	-
Contingent consideration - Rohuma	1,383,954	-
Contingent consideration - Mimo	656,179	-
Current portion - lease liability	12,526	8,779
Current portion - long-term debt - related parties	2,852,966	1,843,399
Current portion - long-term debt	279,601	133,761
Current portion - convertible notes payable, net of discounts	374,546	-
Current portion - convertible debt - long-term debt - related and unrelated parties	85,084	241,334

Total Current Liabilities	10,331,630	3,953,160

Long-term debt, net of current portion	36,954	59,856
Long-term debt - related parties, net of current portion	15,000	-
Lease liability, net of current portion	113,636	125,219

Total Non-current Liabilities	165,590	185,075

Total Liabilities	10,497,220	4,138,235

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value, $0.0001, 10,000,000 shares authorized, Series A Convertible Preferred, 0 and 50,000 shares issued and outstanding, respectively	-	5
Common stock, par value, $0.0001, 300,000,000 shares authorized, 33,136,975 and 27,297,960 issued and outstanding, respectively	3,314	2,730
Additional paid in capital	6,402,244	117,261
Accumulated deficit	(7,784,336)	(2,504,893)
Subscription receivable	(45)	-
Accumulated other comprehensive income (loss)	31,179	27,721

Total Stockholders’ Equity (Deficit) before Non-controlling Interest	(1,347,644)	(2,357,176)
Non-controlling interest	(3,970)	-

Total Stockholders’ Equity (Deficit)	(1,351,614)	(2,357,176)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,145,606	$1,781,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

IN US$

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020

REVENUE	$2,109,087	$739,177	$789,699	$217,858
COST OF REVENUE	1,664,570	399,720	652,542	131,037
GROSS PROFIT	444,517	339,457	137,157	86,821

OPERATING EXPENSES
Salaries and salary related costs	492,362	180,123	183,349	85,484
Professional fees	585,422	138,817	298,134	23,682
Rent expense	23,521	95,151	8,010	31,256
Depreciation and amortization expense	54,490	36,284	17,471	11,478
General and administrative expenses	2,893,036	89,373	1,365,067	27,954

Total Operating Expenses	4,048,831	539,748	1,872,031	179,854

OPERATING LOSS	(3,604,314)	(200,291)	(1,734,874)	(93,033)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	(850,221)	-	345,911	-
Derivative expense	(124,966)	-	(124,966)	-
Gain on sale of assets	146	-	146	-
PPP forgiveness and other income	10,073	10,000	-	-
Interest expense, net of interest income	(627,720)	(247,162)	(264,542)	(81,992)
Total other income (expense)	(1,592,688)	(237,162)	(43,451)	(81,992)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(5,197,002)	(437,453)	(1,778,325)	(175,025)

Provision for income taxes	86,411	1,609	4,415	803

NET LOSS	(5,283,413)	(439,062)	(1,782,740)	(175,828)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	3,970	-	1,407	-
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(5,279,443)	$(439,062)	$(1,781,333)	$(175,828)

Other comprehensive loss
Foreign currency translations adjustment	3,458	(35,959)	30,406	1,648
Comprehensive loss	$(5,276,865)	$(475,021)	$(1,751,807)	$(174,180)

Net loss per share	$(0.17)	$(0.02)	$(0.06)	$(0.01)

Weighted average common shares outstanding - basic and diluted	30,801,213	27,297,960	31,435,375	27,297,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

IN US $

					Additional			Accumulated
	Series A Preferred		Common Stock		Paid-In Capital -	Accumulated	Subscription	Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Common	Deficit	Receivable	Income (Loss)	Interest	Total

Balance - January 1, 2020	50,000	$5	27,297,960	$2,730	$12,623	$(1,896,984)	$-	$21,244	$-	$(1,860,382)

Net loss for the period	-	-	-	-	-	(118,874)	-	(26,160)	-	(145,034)

Balance - March 31, 2020	50,000	5	27,297,960	2,730	12,623	(2,015,858)	-	(4,916)	-	(2,005,416)

Net loss for the period	-	-	-	-	-	(144,360)	-	(11,447)	-	(155,807)

Balance - June 30, 2020	50,000	5	27,297,960	2,730	12,623	(2,160,218)	-	(16,363)	-	(2,161,223)

Net loss for the period	-	-	-	-	-	(175,828)	-	1,648	-	(174,180)

Balance - September 30, 2020	50,000	$5	27,297,960	$2,730	$12,623	$(2,336,046)	$-	$(14,715)	$-	$(2,335,403)

Balance - January 1, 2021	50,000	$5	27,297,960	$2,730	$117,261	$(2,504,893)	$-	$27,721	$-	$(2,357,176)

Shares of stock issued for cash	-	-	570,000	57	455,943	-	-	-	-	456,000

Shares of stock issued for conversion of notes payable and accrued interest	-	-	264,338	26	224,661	-	-	-	-	224,687

Shares of stock issued for services rendered	-	-	400,000	40	436,345	-	-	-	-	436,385

Shares of stock issued for acquisition of Rohuma (first tranche)	-	-	2,562,277	256	2,049,565	-	-	-	-	2,049,821

Stock-based compensation on granting of options	-	-	-	-	108,341	-	-	-	-	108,341

Stock-based compensation - warrants granted for consulting	-	-	-	-	68,642	-	-	-	-	68,642

Warrants earned for acquisition of Mimo	-	-	-	-	984,268	-	-	-	-	984,268

Net loss for the period	-	-	-	-	-	(1,688,918)	-	(6,139)	(1,453)	(1,696,510)

Balance - March 31, 2021	50,000	5	31,094,575	3,109	4,445,026	(4,193,811)	-	21,582	(1,453)	274,458

Shares of stock issued for cash	-	-	35,000	4	38,496	-	-	-	-	38,500

Shares of stock issued for services rendered	-	-	1,000	-	1,750	-	-	-	-	1,750

Shares of stock issued for providing note payable	-	-	300,000	30	446,970	-	-	-	-	447,000

Stock-based compensation on granting of options	-	-	-	-	118,465	-	-	-	-	118,465

Stock-based compensatuon for restricted stock grants (shares not issued)	-	-	-	-	40,222	-	-	-	-	40,222

Net loss for the period	-	-	-	-	-	(1,809,192)	-	(20,809)	(1,110)	(1,831,111)

Balance - June 30, 2021	50,000	5	31,430,575	3,143	5,090,929	(6,003,003)	-	773	(2,563)	(910,716)

Conversion of Series A Preferred Stock to Common Stock	(50,000)	(5)	55,195	6	(1)	-	-	-	-	-

Shares issued for exercise of warrants	-	-	451,205	45	-	-	(45)	-	-	-

Shares of stock issued for services rendered	-	-	1,200,000	120	1,078,440	-	-	-	-	1,078,560

Stock-based compensation - warrants granted for consulting	-	-	-	-	37,977	-	-	-	-	37,977

Stock-based compensation on granting of options	-	-	-	-	161,691	-	-	-	-	161,691

Stock-based compensatuon for restricted stock grants (shares not issued)	-	-	-	-	33,208	-	-	-	-	33,208

Net loss for the period	-	-	-	-	-	(1,781,333)	-	(30,406)	(1,407)	(1,752,334)

Balance - September 30, 2021	-	$-	33,136,975	$3,314	$6,402,244	$(7,784,336)	$(45)	$31,179	$(3,970)	$(1,351,614)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

IN US$

	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(5,279,443)	$(439,062)
Adjustments to reconcile net loss to net cash (used in) operating activities
Change in non-controlling interest	(3,970)	-
Bad debt expense	261,187	-
Forgiveness of debt	(10,057)	-
Depreciation and amortization	54,490	36,284
Lease cost, net of repayment	2,910	8,321
Foreign currency (gain) loss	2,658	(7,721)
Stock-based compensation	495,116	-
Common stock issued for services rendered	2,037,126	-
Change in fair value of derivative liability and derivative expense	975,187	-
Amortization of discounts on debt	253,414	-
Gain on sale of assets	(146)	-
Changes in assets and liabilities
Accounts receivable	(618,164)	49,074
Prepaid expenses and other current assets	31,309	(107,714)
Other assets	-	-
Accounts payable and accrued expenses	(393)	300,851
Accrued payroll and payroll taxes	8,899	17,395
Accrued duties and taxes	52,346	37,190
Total adjustments	3,541,912	333,680
Net cash (used in) operating activities	(1,737,531)	(105,382)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition of Mimo	42,905	-
Cash received in acquisition of Rohuma	5,951	-
Acquisition of Mimo	(21,856)	-
Advances of note receivable - related party	-	(202,146)
Acquisition of fixed assets	(3,145)	(2,083)
Net cash provided by (used in) investing activities	23,855	(204,229)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in cash overdraft	76,064	(138,163)
Proceeds from the issuance of common stock	494,500	-
Proceeds from convertible notes	1,115,000	-
Repayment of convertible notes	(80,000)	-
Proceeds from long-term debt - related parties	1,449,394	254,145
Repayment of long-term debt - related parties	(781,326)	(25,000)
Proceeds from long-term debt	50,331	94,607
Repayments of long-term debt	(153,706)	(36,638)
Net cash provided by financing activities	2,170,257	148,951

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	456,581	(160,660)

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	58,404	191,721

CASH AND RESTRICTED CASH - END OF PERIOD	$514,985	$31,061

CASH PAID DURING THE PERIOD FOR:
Interest expense	$51,304	$81,798
Income taxes	$86,411	$1,609

SUMMARY OF NON-CASH ACTIVITIES:
Acquisition of Rohuma:
Accounts receivable	$4,179	$-
Prepaid and other current assets	8,943	-
Fixed assets	4,512	-
Investment	1,440	-
Accounts payable and accrued expenses	(58,153)	-
Accrued duties and taxes	(2,688)	-
Long-term debt - related parties	(37,776)	-
Long-term debt	(10,000)	-
Cash overdraft	(2,980)	-
Cash	6,027	-

Total net liabilities acquired	(86,496)	-

Consideration per Share Exchange Agreement	3,433,776	-

Goodwill/(Bargain Purchase Gain)	$3,520,272	$-

Acquisition of Mimo Technologies:
Accounts receivable	$58,692	$-
Prepaid and other current assets	272,872	-
Fixed assets	153,186	-
Intellectual property	508,669	-
Tradenames	169,556	-
Accounts payable and accrued expenses	(708,833)	-
Accrued payroll and related taxes	(104,750)	-
Accrued duties and taxes	(28,213)	-
Long-term debt - related parties	(343,118)	-
Long-term debt	(236,712)	-
Comprehensive income	(42,735)	-
Cash	43,851	-

Total net liabilities acquired	(257,535)	-

Consideration per Share Exchange Agreement	2,085,653	-

Goodwill/(Bargain Purchase Gain)	$2,343,188	$-

Common stock issued for conversion of long-term debt, related and unrelated parties	$224,688	$-

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

Overview of the Company

With operations concentrated in India, Southeast Asia and Latin America, the Company helps businesses in emerging markets leverage the “gig” or task economy by providing both technology solutions and a network of workers required to fulfill those tasks. The Company provides software as a service that enables clients to build and manage a network of contract task workers. This platform can also be used by business clients to manage their employees who are performing services, such as PC repair or food delivery. In addition, with the recent acquisition of Mimo Technologies Private Limited (“Mimo”), Mimo operates a network of over 14,000 task workers in India who make deliveries, collect payments, do background verifications, and fulfill tasks across the supply chain, as needed by business clients to deliver their products and services to their respective markets and customers.

TraQSuite is a cloud based software platform with a revenue model based on initial and transaction-based licensing fees as well as consulting fees. Licensees pay an initial per-module fee that varies depending on the number of modules that are licensed. This fee is typically $10,000 per module. Customers are also billed on a per-user or per-transaction basis every month. User fees range from a $75 per month fee for the administrator to $5 per month for regular users. Transaction fees averages about $1 per transaction, with discounts for higher volumes. Most customers also pay initial consulting fees upfront for integration of TraQSuite with their legacy software and training of their employees in the use of TraQSuite.

The Company’s TraQSuite software platform powers the last mile distribution network, allowing business users to target customers, facilitate and validate transactions, track and manage task workers, manage funds and run a distribution network. Key features of the TraQSuite software include:

●	Last Mile delivery: TraQSuite’s Last-Mile software module enables a business to manage thousands of task workers across multiple geographies to deliver products and services to the users. The software platform, operating through mobile apps, allows for data sharing, delivery validation, geo-tagging and know-your-customer (KYC) requirements and can even measure customer satisfaction.

●	Transact: TraQSuite enables task workers to facilitate transactions by meeting the end customers. They can collect payments via credit cards, smart-phone swipes, SMS messages or cash. Both banked and unbanked users can buy products and services and pay with their mobile devices.

●	Target: TraQSuite enables customer transactions to be rewarded with loyalty credits, tokens or points that can be redeemed by the customer for free products, discounts and benefits. The software analyzes these transactions and purchase behaviors by using leading AI models and can deliver real time, automated and targeted offers and recommendations for additional purchases and customer retention.

The Mimo delivery and task service in India runs on the TraQSuite platform and performs deliveries and fulfills tasks for some of the largest businesses in India. Mimo provides delivery and pickup services for the banking and insurance industry, performing verifications, field investigations for loan requests, business verification, employment verification, collection of documents and customer data and assistance in filling out forms for banks. Mimo works with microfinance institutions to collect cash, such as loan payments, convert cash to digital forms such as debit cards, and conduct data collection and surveys. For consumer goods companies, Mimo does promotional marketing, last mile (hyper-local) delivery, merchant onboarding or activation, store audits, and route optimization for delivery.

The Company’s strategy is to grow the business through a combination of organic growth and strategic investments that bring new functionality and revenue streams to the Company. The plan is to enhance the functionality of our existing products, increase sales in the Indian market and entry into new emerging markets. The Company has a presence in India, Southeast Asia and Latin America, and recently added new customers in Australia, New Zealand and parts of Africa.

TraQiQ Solutions, Inc.

Ci2i is a services company founded in 1998 that develops and deploys intelligent technologies and products in order to meet the demand for sustainable, integrated solutions. Ci2i’s primary focus has been in the analytics and intelligence segments. The Company is investing significantly in building products in the area of supply chain and last mile delivery.

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

TraQiQ operates the Mimo delivery and task service in India. This service runs on the TraQSuite platform. Mimo has 14,000+ independent contractors across India performing deliveries and fulfilling tasks for the largest corporations in the country. Our team at Mimo uses a sophisticated technology platform and a smartphone app to get their tasks completed. This is coupled with a verification and billing system that allows customers of all sizes to leverage this distribution infrastructure.

Mimo offers a broad set of services. These offerings can be classified into three broad categories:

●	Data collection and client verification (surveys, verification, on-boarding),

●	Cash management & handling services, and

●	Distribution and demand generation (order fulfilment, demand generation, delivery services for e-commerce companies)

Mimo assists the delivery and pickup segment of the banking and insurance industry by performing verifications, field investigations for loan requests, business verifications and employment verification, and also collects documents, assists in filling forms for banks, and completes data collection from customers.

Mimo works with microfinance institutions to collect cash, such as loan payments, convert cash to digital means like debit cards, and conduct data collection and surveys.

For consumer goods companies, Mimo does promotional marketing, Last mile (hyper-local) delivery, merchant onboarding or activation, store audits, and route optimization for delivery. Mimo provides efficient end-to-end transshipment logistics. The framework manages and optimizes last-mile delivery & e-commerce logistics across the entire distribution chain with transparency and seamless integration.

Mimo is currently in the planning stages to provide food, alcohol & medicine deliveries as well.

During the COVID-19 pandemic, Mimo leveraged video as a platform for verification and document delivery. Now, the task workers include people who are in the field on bikes and trucks, people on a video screen, as well as people on the phone.

There are also data digitization tasks being done by Mimo task workers across the country. In a country like India where there are over 20 languages and multiple dialects, the task workers convert paper documents into electronic form in the same language or translate them into another language.

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

These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10-K filed with the SEC on March 22, 2021. Interim results of operations for the nine months ended September 30, 2021 are not necessarily indicative of future results for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less of $400,410 and $29,658 as of September 30, 2021 and December 31, 2020, respectively.

Restricted Cash

The Company’s restricted cash balance consists of time deposits with financial institutions which are valued at cost and approximate fair value. Interest earned on these deposits in included in interest income. The carrying value of our restricted cash at September 30, 2021 and December 31, 2020 was $114,575 and $28,746, respectively. The balances consist of time deposits pledged with financial institutions for a Line of Credit facility taken from Andhra Bank, issuance of overdraft limit.

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

Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Management has determined that an allowance of $229,034 and $0 was required for the outstanding accounts receivable as of September 30, 2021 and December 31, 2020, respectively.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Management has determined that no impairment of long-lived assets is required for the periods ended September 30, 2021 and December 31, 2020.

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

TraQSuite is a cloud based software platform with a revenue model based on initial and transaction-based licensing fees as well as consulting fees. Licensees pay an initial per-module fee that varies depending on the number of modules that are licensed. This fee is typically $10,000 per module. Customers are also billed on a per-user or per-transaction basis every month. User fees range from a $75 per month fee for the administrator to $5 per month for regular users. Transaction fees averages about $1 per transaction, with discounts for higher volumes. Most customers also pay initial consulting fees upfront for integration of TraQSuite with their legacy software and training of their employees in the use of TraQSuite.

The following is a summary of revenue for the nine months ended September 30, 2021 and 2020, disaggregated by type:

	2021	2020
Professional Services Revenue	$921,343	$670,019
Sale of goods	787,150	-
Software Solution Revenue	400,594	69,158
	$2,109,087	$739,177

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

TraQiQ, Inc.and TraQiQ Solutions, Inc, file a consolidated income tax return and Rohuma US files a separate tax return in the U.S. federal tax jurisdiction and various state tax jurisdictions. TRAQ Pvt Ltd. as well as Mimo and Rohuma India file separate individual income tax returns in the India tax jurisdictions. The U.S. federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. The India tax returns of are subject to examination by the India Income Tax Department and India state taxing authority, generally for 12 months after the relevant tax year, 24 months after the relevant tax year in case transfer pricing provisions are applicable.

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

Derivative Financial Instruments

Derivatives are recorded on the consolidated balance sheet at fair value. The conversion features of the convertible instruments are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Valuations derived from various models are subject to ongoing internal and external verification and review. Model used incorporate market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income (loss).

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

Going Concern

The Company has an accumulated deficit of $7,784,336 and a working capital deficit of $8,546,369, as of September 30, 2021, and a working capital deficit of $2,851,721 as of December 31, 2020. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

The Company has recently filed a Registration Statement on Form S-1 and engaged an investment banker to undertake an offering of approximately $15,000,000. The investment banker has assisted the Company in raising a bridge round of debt financing through October 15, 2021 in the amount of $1,200,000, which is net of original issue discount of $240,000. Management intends to use the funds received from the capital raise to grow both organically and inorganically by pursuing potential synergistic companies as well as invest in technology and human capital for their existing operations. The Company’s ability to close on this potential offering to raise additional capital is unknown. Obtaining additional financing and the successful development of the Company’s contemplated plan of operations, ultimately, to profitable operations, are necessary for the Company to continue operations.

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

Cash	$6,027
Accounts receivables, net	4,179
Prepaid expenses and other current assets	8,943
Fixed assets	4,512
Investment	1,440
Accounts payable and accrued expenses	(58,153)
Accrued duties and taxes	(2,688)
Cash overdraft	(2,980)
Debt- related parties	(37,776)
Debt	(10,000)
$(86,496)

The difference between the net liabilities acquired of $86,496, and the consideration paid (in the form of shares, inclusive of contingent consideration of $1,383,954) of $3,520,272 represents goodwill. The Company had an independent valuation consultant perform an impairment test and it was determined that no impairment exists on the goodwill as of September 30, 2021.

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

Cash	$43,851
Accounts receivables, net	58,692
Prepaid expenses and other current assets	272,872
Fixed assets	153,186
Intellectual property	508,669
Tradenames	169,556
Accounts payable and accrued expenses	(708,833)
Accrued payroll and related taxes	(104,750)
Accrued duties and taxes	(28,213)
Comprehensive income	(42,735)
Debt – related parties	(343,118)
Debt	(236,712)
$(257,535)

The difference between the net liabilities acquired of $(257,535), and the consideration paid (in the form of cash and warrants, net of adjustments for the note payable and accounts payable of Mimo with TRAQ Pvt Ltd) of $2,085,653 represents goodwill in the amount of $2,343,188.The Company’s has determined no impairment of the goodwill exists as of September 30, 2021.

The following table shows pro-forma results for the nine months ended September 30, 2021 and 2020 as if the acquisition had occurred on January 1, 2020. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Rohuma, Mimo and the Company.

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Revenues	$2,145,049	$1,075,450
Net income (loss)	$(5,335,349)	$(711,754)
Net income (loss) per share	$(0.17)	$(0.03)

NOTE 4: CASH AND RESTRICTED CASH

Cash and restricted cash are as follows:

	September 30, 2021	December 31, 2020
Cash on hand	$109	$141
Bank balances	400,301	29,517
Restricted cash	114,575	28,746
Total	$514,985	$58,404

ASU 2016-18, “Statements of Cash Flows” (Topic 230) was adopted by the Company in 2017. In accordance with this standard, restricted cash and restricted cash equivalents is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statements of Cash Flows. During the nine months ended September 30, 2021 and the year ended December 31, 2020 there were no cash equivalents.

NOTE 5: FIXED ASSETS

The Company’s property and equipment is as follows:

	September 30, 2021	December 31, 2020	Estimated Life

Property and equipment – TRAQ Pvt Ltd.	$629,644	$638,587	3 - 10 years
Property and equipment – Rohuma US	1,100	-	3 - 10 years
Property and equipment – Rohuma India	7,501	-	3 – 10 years
Property and Equipment – Mimo Technologies	6,886	-	3 – 10 years
Less: accumulated depreciation	(609,308)	(602,214)

Net	$35,823	$36,373

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $13,787 and $11,354, respectively.

NOTE 6: INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	September 30, 2021	December 31, 2020

Customer relationships	$448,800	$448,800
Intellectual property	508,669	-
Tradenames	219,355	49,799
Software	250,916	-
Less: accumulated amortization	(200,930)	(54,015)

Net	$1,226,810	$444,584

Amortization expense for the nine months ended September 30, 2021 and 2020 was $40,703 and $24,930, respectively.

NOTE 7: GOODWILL

The Company’s goodwill consists of the following:

	September 30, 2021	December 31, 2020

Rohuma	$3,519,870	$-
Mimo Technologies	2,343,188	-

Net	$5,863,058	$-

For the period ended September 30, 2021, there were no indicators of impairment noted.

NOTE 8: LONG-TERM INVESTMENT

The Company’s long-term investment is as follows:

	September 30, 2021	December 31, 2020

Equity Security – Compulsorily Convertible Debenture	$-	$40,603

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

In addition, there was an investment acquired in the acquisition of Rohuma US for $1,440.

NOTE 9: NOTE RECEIVABLE

The Company’s notes receivable is as follows:

	September 30, 2021	December 31, 2020

MIMO Technologies PVT Ltd	$-	$227,877

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

NOTE 10: CONVERTIBLE NOTES PAYABLE

As of September 30, 2021 and December 31, 2020, the Company had the following convertible notes outstanding, all are current liabilities:

		September 30, 2021	December 31, 2020
GS Capital	(a)	$45,000	$-
Platinum Point Capital	(b)	400,000	-
Evergreen Capital Management LLC	(c)	720,000	-
Total Convertible Notes Payable		$1,165,000	$-
Less: Discounts		(790,454)	-
		$374,546	$-

(a)	On January 19, 2021, the Company entered into a 12% Convertible Promissory Note with GS Capital Partners, LLC (the “GS Note”) in the amount of $125,000. The GS Note has a maturity of one-year and is to be repaid commencing on the fifth month anniversary and every month thereafter in the amount of $20,000. The conversion price of the GS Note is 66% of the lowest closing stock price over the previous 20 trading days. There are certain price protections for GS Capital Partners, LLC under the terms of the GS Note, which make the conversion option a derivative liability. The Company recorded an original issue discount in the amount of $10,000 and $5,000 was paid out of the proceeds for legal fees. In accordance with the terms of the GS Note, the Company issued 26,000 shares of common stock as a commitment fee and issued 170,000 shares of common stock that are returnable upon achievement of the terms of the GS Note. Through September 30, 2021, the Company has repaid $80,000 of the GS Note.

(b)	On February 12, 2021, the Company entered into a 10% Convertible Promissory Note with Platinum Point Capital, LLC (the “Platinum Note”). The Platinum Note has a maturity of one-year. The conversion price of the Platinum Note is the greater of (a) $0.01 or (b) 70% of the lowest closing stock price over the previous 15 trading days. There are certain price protections for Platinum Point Capital, LLC under the terms of the Platinum Note, which make the conversion option a derivative liability. The Company granted 200,000 warrants that have a term of three-years and an exercise price of $2.00 per share with the Platinum Note. The warrants granted with the Platinum Note also contain certain price protections, that make the value of the warrants a derivative liability. The Company and Platinum Point Capital, LLC entered into an amendment to exclude the Mimo warrants granted on February 17, 2021 from the price protections. In accordance with the terms of the Platinum Note, the Company issued 60,000 shares as a commitment fee. On October 6, 2021, Platinum converted $75,000 of their outstanding balance into 405,844 shares of common stock, and then on October 8, 2021, the Company paid the remaining principal balance of $325,000 along with the accrued interest payable of $25,644 and a prepayment penalty of $70,129, for a total of $420,773.

(c)	On September 17, 2021, the Company entered into a 20% OID Senior Secured Promissory Note with Evergreen Capital Management LLC (the “Evergreen 1”). The Evergreen 1 has a maturity of nine months to June 17, 2022. The Evergreen 1 accrues interest at a rate of 10% per year. The conversion price of Evergreen 1 is the lower of (a) $1.45 (“Fixed Conversion Price”) or (b) upon the occurrence and during the continuation of any Event of Default, if lower, 90% of the average of the two lowest VWAPs for the five (5) consecutive Trading Day that is immediately prior to the applicable Conversion Date (the “Default Conversion Price”). There are certain price protections for Evergreen Capital Management LLC under the terms of Evergreen 1, which make the conversion option a derivative liability. The Company granted 496,552 warrants that have a term of five-years and an exercise price of $1.45 per share with Evergreen 1. The warrants granted with Evergreen 1 also contain certain price protections, that make the value of the warrants a derivative liability.

Interest expense on these notes for the nine months ended September 30, 2021 and 2020 are $38,208 and $0, respectively. Amortization of debt and original issue discounts was $253,414 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 11: LONG-TERM DEBT RELATED PARTIES

The following is a summary of the current portion - long-term debt - related parties as of September 30, 2021 and December 31, 2020:

		September 30, 2021	December 31, 2020
Unsecured advances - CEO	(a)	$2,244,508	$1,718,277
Notes payable - Satinder Thiara	(b)	32,000	57,000
Promissory note – Kunaal Sikka	(c)	15,000	15,000
Notes payable – Swarn Singh	(d)	45,000	45,000
Note payable - Chaudhary	(e)	8,650	8,122
Note payable - Director	(g)	400,000	-
Advances – former CEO of Mimo Technologies	(f)	122,808	-

		2,867,966	1,843,399
Current portion of long-term debt related parties		(2,852,966)	(1,843,399)
Long-term debt – related parties		$15,000	$-

(a)	This is an unsecured advance from the CEO originally entered into January 1, 2015. The note bears interest at 15% annually (1.25% monthly) and are due on demand.

(b)	Notes payable to Satinder Thiara entered into May 25, 2016 ($22,000) which is due December 31, 2021, December 13, 2016 ($10,000) which is due December 31, 2021, and May 1, 2018 ($25,000) which matured December 31, 2019 at interest rate of 15% annually (1.25% monthly). These are unsecured loans. The May 1, 2018 note is in default as of December 31, 2019. As a result the interest rate was changed to 21% annually (1.75% monthly). The May 1, 2018 note that matured December 31, 2019 was converted along with $12,392 in accrued interest into 43,990 shares of common stock on March 5, 2021.

(c)	Unsecured promissory note from Kunaal Sikka, the CEO’s son, dated September 13, 2018, in the amount of $15,000, maturing on December 31, 2019, and accruing interest at an annual rate of 12%. The note was in default as of December 31, 2019 through June 25, 2021 when the note was extended until December 31, 2022. As a result the interest rate was changed to 18% annually (1.50% monthly) through June 25, 2021 and then changed to 6% annually.

(d)	Note payable to Swarn Singh, father-in-law of the CEO, entered into January 3, 2017 ($25,000) and February 1, 2017 ($20,000) at interest rate of 15% annually (1.25% monthly). These are unsecured notes. Both notes were due December 31, 2019. The notes are in default as of December 31, 2019. As a result the interest rate was changed to 21% annually (1.75% monthly).

(e)	Note payable to Sushil Chaudhary dated April 27, 2020 in the amount of 1,100,000 INR (approximately $14,500 US$) due on demand at 13% per annum. This amount was offset by an amount due from the company that Sushil Chaudhary owns in the amount of $8,179.

(f)	Note payable to Lathika Regunathan dated June 18, 2020 in the amount of 7,650,000 INR (approximately $100,000 US$) interest free and due on demand.

(g)	Note payable to a director dated June 15, 2021 that matures December 12, 2021 in the amount of $400,000. The note does not bear interest however the director received two tranches of 150,000 shares each for lending this amount. If the note is repaid by the maturity date, one of the two tranches of 150,000 shares will be returned.

Interest expense on these notes for the nine months ended September 30, 2021 and 2020 are $264,906 and $165,218, respectively.

NOTE 12: LONG-TERM DEBT

The following is a summary of the long-term debt as of September 30, 2021 and December 31, 2020:

		September 30, 2021	December 31, 2020
Other debt – in default	(a)	$6,000	$6,000
Yukti Securities Private Limited	(b)	-	4,547
Noor Qazi	(c)	-	-
Auto loan – ICICI Bank	(d)	13,009	18,539
Baxter Credit Union	(e)	99,975	99,911
UGECL	(f)	53,729	54,563
USA Bank PPP	(g)	-	10,057
Loan Builder	(h)	35,616	-
Satin		98,226	-
SBA - Rohuma		10,000	-
Total		$316,555	$193,617
Current portion		(279,601)	(133,761)
Long-term debt, net of current portion		$36,954	$59,856

(a)	Note payable to an individual for $7,500, issued in May 2018 as consideration for services, due in June 2018, and bearing no interest. During the year ended December 31, 2018, the Company made a payment of $1,500 against the note and the Company has withheld payment of the remaining amount pending receipt of amounts due from the service provider.

(b)	Loan payable to Yukti Securities Private Limited is an unsecured loan which is due on demand.

(c)	Unsecured loan from Noor Qazi, individual, is due on demand. Was repaid in December 2020.

(d)	Loan payable with ICICI Bank, secured by the vehicle the loan was taken for. Payments are monthly at $752, through maturity in May 2023. Of the amount outstanding, the following represents the maturity: Current (2021-2022) $7,551; (2022-2023) $5,458.

(e)	Revolving loan in the amount of $100,000 at 4% interest per annum due December 30, 2020. The loan was renegotiated for a balance of $99,911 with similar terms at 4% interest per annum and is guaranteed by the CEO of the Company.

(f)	COVID line of credit from UGECL up to 4,000,000 INR in India, term of 48 months, interest only at 7.5% annual rate for first 12 months, then 36 equal instalments through maturity. Current (2021) $22,233; long-term (2022-2024) $31,496.

(g)	PPP loan from USA Bank, with interest accruing at 1% per annum. Original amount of $34,697 had $24,640 forgiven in December 2020, with the remaining $10,057 due in five years In February 2021, the Company was notified that the entire balance of the PPP loan has been forgiven.

(h)	$50,000 unsecured loan due in 52 weekly payments of $1,057.94 inclusive of interest at approximately 10%.

Interest expense on these notes for the nine months ended September 30, 2021 and 2020 are $5,550 and $8,867, respectively.

NOTE 13: CURRENT PORTION - CONVERTIBLE DEBT – RELATED AND UNRELATED PARTIES

The following is a summary of current portion - convertible debt - related and unrelated parties as of September 30, 2021 and December 31, 2020:

		September 30, 2021	December 31, 2020
Face value of notes – related party	(a)	$-	$95,000

Face value of notes – unrelated parties	(a)	68,077	98,077

Excess of the fair value of shares issuable over the face value of the convertible notes	(a)	17,007	48,257

		$85,084	$241,334

(a)	In connection with the reverse merger in July 2017, the Company and two stockholders, who had provided related party advances to the Company, agreed to exchange their related party advances for 6% Convertible Promissory Notes that were originally due on January 15, 2018 (the “Notes”) in the amount of $68,077. From August 2017 through November 2017, the Company issued additional notes to four different parties (two of which were related parties) in the principal amount of $100,000 ($70,000 to related parties). In January 2018, the holders of the Notes agreed to extend the maturity to April 30, 2018, and in April 2018, agreed to further extend the maturity of certain notes to June or July 2018. During the year ended December 31, 2018, the maturity of the notes were further extended to March 31, 2019 and then again to periods ranging from June 30, 2019 to December 31, 2019. The Notes bear simple interest at 6% unless the Company defaults, which increases the interest rate to 10%. The Holders, at their option, can elect to convert the principal plus any accrued interest, into shares of the Company’s common stock at a conversion rate equal to eighty percent (80%) of the average closing share price as quoted on the OTC Markets for the five (5) trading days prior to the date of conversion. There are two notes that had a maturity date of June 30, 2019, with the remaining notes having a maturity date of December 31, 2019. These notes had not been extended and were in default until June 30, 2021, when the note holders agreed to extend the debt until October 31, 2021, with no other changes to the notes. The Company has classified these notes as current liabilities. The Company had accrued the default interest on the two notes from July 1, 2019 through March 4, 2021. On March 5, 2021, the Company converted $156,250 in convertible notes which includes the excess of the fair value of shares issuable over the face value of the convertible notes along with $31,046 in accrued interest into 187,296 shares of common stock.

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

The remaining notes and all accrued interest were paid in October 2021. As the notes were settled in cash, no additional conversion premium is due.

Interest expense on these notes for the nine months ended September 30, 2021 and 2020 are $7,215 and $14,369, respectively.

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

On September 22, 2021, the CEO converted all 50,000 shares of Series A Convertible Preferred Stock at the conversion price of $0.9059 per share into 55,195 common shares. As a result, as of September 30, 2021, there are no Series A Convertible Preferred shares issued and outstanding.

Common Stock

As of September 30, 2021, the Company has 33,136,975 shares issued and outstanding.

During the three months ended September 30, 2021, the Company (a) issued 55,195 common shares in conversion of 50,000 Series A Convertible Preferred Stock; (b) issued 451,205 common shares in the exercise of 451,205 warrants that were exercised for $45; and (c) issued 1,200,000 common shares to the CEO as bonus compensation valued at $1,078,560.

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

There were no shares issued in the nine months ended September 30, 2020.

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

Common Stock Warrants

The following schedule summarizes the changes in the Company’s common stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2019	1,329,272	$0.001	4.87 years	$-	$0.001

Warrants granted	-	$-	-		$
Warrants exercised	-	$-	-		$
Warrants expired/cancelled	-	$-	-		$

Balance at December 31, 2020	1,329,272	$0.001	3.87 years	$2,125,506	$0.001

Warrants granted	2,506,315	$ 0.001-2.00	-		$
Warrants exercised/exchanged	(451,205)	$-	-		$
Warrants expired/cancelled	(419,127)	$-	-		$

Balance at September 30, 2021	2,965,255	$ 0.001-2.00	2.89 years	$1,640,226	$0.63

Exercisable at September 30, 2021	2,418,239	$ 0.001-2.00	3.01 years	$1,149,115	$0.77

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the nine months ended September 30, 2021 and year ended December 31, 2020:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Expected term	3 years	-
Expected volatility	170-240%	-
Expected dividend yield	-	-
Risk-free interest rate	2.00%	-

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

On February 12, 2021, in connection with the Platinum Point Capital note, the Company granted 200,000 warrants with a term of three years, at an exercise price of $2.00. The warrants have price protections, and as a result of the granting of warrants in the Evergreen Capital Management transaction on September 17, 2021, the exercise price was reduced to $1.45.

On September 17, 2021, the Company granted 496,552 warrants with a term of five years, at an exercise price of $1.45 to Evergreen Capital Management LLC with the $720,000 convertible promissory note. As a commission on this note, the Company granted to the investment bankers, 39,724 warrants with the same terms as the Evergreen Capital Management warrants. The Company recognized a commission expense for $37,977 on these warrants. These issuances triggered a price protection clause in the Platinum Point Capital warrants and reduced their exercise price to $1.45.

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

In the nine months ended September 30, 2021, an additional 1,791,020 options vested for a total vested amount of 2,103,520 at September 30, 2021.

In the nine months ended September 30, 2021, the Company recognized $388,498 in stock-based compensation.

The following represents a summary of options:

	Nine Months Ended September 30, 2021		Year Ended December 31, 2020
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	3,930,000	$0.0052	-	$-

Granted	-	-	3,930,000	0.0052
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Ending balance	3,930,000	$0.0052	3,930,000	$0.0052
Intrinsic value of options	$3,511,759		$6,267,475

Weighted Average Remaining Contractual Life (Years)	9.06		9.81

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

As of September 30, 2021, the value of the unamortized lease right of use asset is $115,492. As of September 30, 2021, the Company’s lease liability was $126,162.

Remaining Lease Obligation by calendar year (undiscounted cash flows)
2022	$12,526
2023	28,593
2024	28,593
2025	29,487
2026	32,882
2027	53,726
Total lease payments	185,807
Less: Imputed interest	59,645
Present value of lease liabilities	$126,162

For the nine months ended September 30, 2021 and 2020 the Company recorded rent expense of $23,521 and $95,151.

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

On September 17, 2021, the Company entered into a 20% OID Senior Secured Promissory Note with Evergreen Capital Management LLC (the “Evergreen 1”). The Evergreen 1 has a maturity of nine months to June 17, 2022. The Evergreen 1 accrues interest at a rate of 10% per year. The conversion price of Evergreen 1 is the lower of (a) $1.45 (“Fixed Conversion Price”) or (b) upon the occurrence and during the continuation of any Event of Default, if lower, 90% of the average of the two lowest VWAPs for the five (5) consecutive Trading Day that is immediately prior to the applicable Conversion Date (the “Default Conversion Price”). There are certain price protections for Evergreen Capital Management LLC under the terms of Evergreen 1, which make the conversion option a derivative liability. The Company granted 496,552 warrants that have a term of five-years and an exercise price of $1.45 per share with Evergreen 1. The warrants granted with Evergreen 1 also contain certain price protections, that make the value of the warrants a derivative liability.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used in September 30, 2021 and December 31, 2020:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020

Expected term	1 year	-
Expected volatility	164 - 240%	-
Expected dividend yield	-	-
Risk-free interest rate	0.15%	-

The Company’s derivative liabilities are as follows:

	September 30, 2021	December 31, 2020
Fair value of the GS Capital conversion option	$186,818	$-
Fair value of the Platinum Point conversion option	902,857	-
Fair value of the Platinum Point warrants (200,000 warrants)	134,000	-
Fair value of the Evergreen 1 conversion option	332,690	-
Fair value of the Evergreen 1 warrants (496,552 warrants	332,690	-
	$1,889,055	$-

Activity related to the derivative liabilities for the period ended September 30, 2021 is as follows:

Beginning balance as of December 31, 2020	$-
Issuances of warrants/conversion option – derivative liabilities	1,038,834
Change in fair value of warrants/conversion option - derivative liabilities	850,221
Ending balance as of September 30, 2021	$1,889,055

There were no derivative liabilities prior to January 2021.

nOTE 17: CONCENTRATIONS

During the nine months ended September 30, 2021 and 2020, the Company had two major customers comprising 57% of revenues and two major customers comprising 85% of revenues, respectively. A major customer is defined as a customer that represents 10% or greater of total revenues. There was 71% and 85% of accounts receivable representing two and two customers as of September 30, 2021 and December 31, 2020, respectively.

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

nOTE 19: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies in respect of TRAQ Pvt Ltd;

(i)	TRAQ Pvt Ltd had applied for compounding of the TDS liability for the assessment year 2014-2015 and 2015-2016 in accordance with Indian Income Tax Laws. However, no amount payable for tax and penalty was confirmed by the Income Tax Department. Further, TRAQ Pvt Ltd has also defaulted for TDS deducted but not paid in time during assessment years 2016-2017 to 2020-2021. Accordingly, there may be a contingent liability in respect of TDS regarding compounding charges, interest, and penalty which is not quantifiable at present, hence not provided in the Consolidated Financial Statements.

(ii)	TRAQ Pvt Ltd has outstanding Gratuity for $23,971 as of December 31, 2020, towards ex-employees of TRAQ Pvt Ltd; therefore, TRAQ Pvt Ltd is liable for penalty under The Gratuity Act under the Indian Laws and other relevant laws. Since the amount of penalty for default in payment of gratuity is not ascertainable, therefore it is not provided for in the Consolidated Financial Statements. Gratuity of $13,816 has been paid in the month of January 2021.

(iii)	There are numerous interpretative issues relating to the Indian Supreme Court (SC) judgment dated February 28, 2019, on Provident Fund (PF) on the inclusion of allowances for the purpose of PF contribution as well as its applicability. The impact has been recorded in the nine months ended September 30, 2021 Consolidated Financial Statements.

(iv)	TRAQ Pvt Ltd has delayed in complying with provisions related to Foreign Direct Investment and Transfer of Shares to Non-resident as per the Master Circulars and notification issued by Reserve Bank of India, therefore, is liable for imposition of penalty. Since the amount of the penalty for the same is not ascertainable, no effect was given in the Consolidated Financial Statements.

(v)	Prior to its acquisition in May 2019, TRAQ Pvt Ltd, had provided a guarantee in favor of State Bank of India for $165,813 on March 22, 2014, for Mira Green Tech Private Limited. The State Bank of India is in process of satisfying whether there is any obligation due by TRAQ Pvt Ltd at this time.

nOTE 20: SUBSEQUENT EVENTS

On October 6, 2021, Platinum converted $75,000 of their outstanding balance into 405,844 shares of common stock, and then on October 8, 2021, the Company paid the remaining principal balance of $325,000 along with the accrued interest payable of $25,644 and a prepayment penalty of $70,129, for a total of $420,773.

On October 8, 2021, the Company entered into a 20% OID Senior Secured Promissory Note in the amount of $480,000 (includes $80,000 of Original Issue Discount) with Evergreen Capital Management LLC (the “Evergreen 2”). The Evergreen 2 has a maturity of nine months to July 8, 2022. The Evergreen 2 accrues interest at a rate of 10% per year. The conversion price of Evergreen 2 is the lower of (a) $1.45 (“Fixed Conversion Price”) or (b) upon the occurrence and during the continuation of any Event of Default, if lower, 90% of the average of the two lowest VWAPs for the five (5) consecutive Trading Day that is immediately prior to the applicable Conversion Date (the “Default Conversion Price”). There are certain price protections for Evergreen Capital Management LLC under the terms of Evergreen 2, which make the conversion option a derivative liability. The Company granted 331,034 warrants that have a term of five-years and an exercise price of $1.45 per share with Evergreen 2. The warrants granted with Evergreen 2 also contain certain price protections, that make the value of the warrants a derivative liability.

As a commission on this note, the Company granted to the investment bankers, 26,483 warrants with the same terms as the Evergreen Capital Management warrants. The Company recognized a commission expense for $9,695 on these warrants.

On October 15, 2021, the Company entered into a 20% OID Senior Secured Promissory Note in the amount of $240,000 (includes $40,000 of Original Issue Discount) with Evergreen Capital Management LLC (the “Evergreen 3”). The Evergreen 3 has a maturity of nine months to July 15, 2022. The Evergreen 3 accrues interest at a rate of 10% per year. The conversion price of Evergreen 3 is the lower of (a) $1.45 (“Fixed Conversion Price”) or (b) upon the occurrence and during the continuation of any Event of Default, if lower, 90% of the average of the two lowest VWAPs for the five (5) consecutive Trading Day that is immediately prior to the applicable Conversion Date (the “Default Conversion Price”). There are certain price protections for Evergreen Capital Management LLC under the terms of Evergreen 3, which make the conversion option a derivative liability. The Company granted 165,517 warrants that have a term of five-years and an exercise price of $1.45 per share with Evergreen 3. The warrants granted with Evergreen 3 also contain certain price protections, that make the value of the warrants a derivative liability.

As a commission on this note, the Company granted to the investment bankers, 13,241 warrants with the same terms as the Evergreen Capital Management warrants. The Company recognized a commission expense for $5,756 on these warrants.

On October 18, 2021, the Company made their final payment to GS Capital for their convertible note. With that final payment made, GS Capital returned 170,000 shares of common stock they held as collateral for the convertible note and the share were placed back in treasury.

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

Overview of the Company

With operations concentrated in India, Southeast Asia and Latin America, the Company helps businesses in emerging markets leverage the “gig” or task economy by providing both technology solutions and a network of workers required to fulfill those tasks. The Company provides software as a service that enables clients to build and manage a network of contract task workers. This platform can also be used by business clients to manage their employees who are performing services, such as PC repair or food delivery. In addition, with the recent acquisition of Mimo Technologies Private Limited (“Mimo”), Mimo operates a network of over 14,000 task workers in India who make deliveries, collect payments, do background verifications, and fulfill tasks across the supply chain, as needed by business clients to deliver their products and services to their respective markets and customers.

TraQSuite is a cloud based software platform with a revenue model based on initial and transaction-based licensing fees as well as consulting fees. Licensees pay an initial per-module fee that varies depending on the number of modules that are licensed. This fee is typically $10,000 per module. Customers are also billed on a per-user or per-transaction basis every month. User fees range from a $75 per month fee for the administrator to $5 per month for regular users. Transaction fees averages about $1 per transaction, with discounts for higher volumes. Most customers also pay initial consulting fees upfront for integration of TraQSuite with their legacy software and training of their employees in the use of TraQSuite.

The Company’s TraQSuite software platform powers the last mile distribution network, allowing business users to target customers, facilitate and validate transactions, track and manage task workers, manage funds and run a distribution network. Key features of the TraQSuite software include:

●	Last Mile delivery: TraQSuite’s Last-Mile software module enables a business to manage thousands of task workers across multiple geographies to deliver products and services to the users. The software platform, operating through mobile apps, allows for data sharing, delivery validation, geo-tagging and know-your-customer (KYC) requirements and can even measure customer satisfaction.

●	Transact: TraQSuite enables task workers to facilitate transactions by meeting the end customers. They can collect payments via credit cards, smart-phone swipes, SMS messages or cash. Both banked and unbanked users can buy products and services and pay with their mobile devices.

●	Target: TraQSuite enables customer transactions to be rewarded with loyalty credits, tokens or points that can be redeemed by the customer for free products, discounts and benefits. The software analyzes these transactions and purchase behaviors by using leading AI models and can deliver real time, automated and targeted offers and recommendations for additional purchases and customer retention.

The Mimo delivery and task service in India runs on the TraQSuite platform and performs deliveries and fulfills tasks for some of the largest businesses in India. Mimo provides delivery and pickup services for the banking and insurance industry, performing verifications, field investigations for loan requests, business verification, employment verification, collection of documents and customer data and assistance in filling out forms for banks. Mimo works with microfinance institutions to collect cash, such as loan payments, convert cash to digital forms such as debit cards, and conduct data collection and surveys. For consumer goods companies, Mimo does promotional marketing, last mile (hyper-local) delivery, merchant onboarding or activation, store audits, and route optimization for delivery.

The Company’s strategy is to grow the business through a combination of organic growth and strategic investments that bring new functionality and revenue streams to the Company. The plan is to enhance the functionality of our existing products, increase sales in the Indian market and entry into new emerging markets. The Company has a presence in India, Southeast Asia and Latin America, and recently added new customers in Australia, New Zealand and parts of Africa.

TraQiQ Solutions, Inc.

Ci2i is a services company founded in 1998 that develops and deploys intelligent technologies and products in order to meet the demand for sustainable, integrated solutions. Ci2i’s primary focus has been in the analytics and intelligence segments. The Company is investing significantly in building products in the area of supply chain and last mile delivery.

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

TraQiQ operates the Mimo delivery and task service in India. This service runs on the TraQSuite platform. Mimo has 14,000+ independent contractors across India performing deliveries and fulfilling tasks for the largest corporations in the country. Our team at Mimo uses a sophisticated technology platform and a smartphone app to get their tasks completed. This is coupled with a verification and billing system that allows customers of all sizes to leverage this distribution infrastructure.

Mimo offers a broad set of services. These offerings can be classified into three broad categories:

●	Data collection and client verification (surveys, verification, on-boarding),
●	Cash management & handling services, and
●	Distribution and demand generation (order fulfilment, demand generation, delivery services for e-commerce companies)

Mimo assists the delivery and pickup segment of the banking and insurance industry by performing verifications, field investigations for loan requests, business verifications and employment verification, and also collects documents, assists in filling forms for banks, and completes data collection from customers.

Mimo works with microfinance institutions to collect cash, such as loan payments, convert cash to digital means like debit cards, and conduct data collection and surveys.

For consumer goods companies, Mimo does promotional marketing, Last mile (hyper-local) delivery, merchant onboarding or activation, store audits, and route optimization for delivery. Mimo provides efficient end-to-end transshipment logistics. The framework manages and optimizes last-mile delivery & e-commerce logistics across the entire distribution chain with transparency and seamless integration.

Mimo is currently in the planning stages to provide food, alcohol & medicine deliveries as well.

During the COVID-19 pandemic, Mimo leveraged video as a platform for verification and document delivery. Now, the task workers include people who are in the field on bikes and trucks, people on a video screen, as well as people on the phone.

There are also data digitization tasks being done by Mimo task workers across the country. In a country like India where there are over 20 languages and multiple dialects, the task workers convert paper documents into electronic form in the same language or translate them into another language.

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

Going Concern

The Company has an accumulated deficit of $7,784,336 and a working capital deficit of $8,546,369, as of September 30, 2021, and a working capital deficit of $2,851,721 as of December 31, 2020. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

The Company has recently filed a Registration Statement on Form S-1 and engaged an investment banker to undertake an offering of approximately $15,000,000. The investment banker has assisted the Company in raising a bridge round of debt financing in the amount of $1,200,000, which is net of original issue discount of $240,000 through October 15, 2021. Management intends to use the funds received from the capital raise to grow both organically and inorganically by pursuing potential synergistic companies as well as invest in technology and human capital for their existing operations. The Company’s ability to close on this potential offering to raise additional capital is unknown. Obtaining additional financing and the successful development of the Company’s contemplated plan of operations, ultimately, to profitable operations, are necessary for the Company to continue operations.

The Company raised $1,115,000 in the nine months ended September 30, 2021 from the issuance of convertible notes, $1,449,394 from related parties, $50,331 from long-term debt and raised $494,500 through sales of common stock and warrants. The Company repaid $80,000 in convertible notes, $153,706 of long-term debt and $781,326 of related party notes. In addition, the Company acquired two businesses that enhance the Company’s services in both India and the United States.

Results of Operations

Results of Operations and Financial Condition for the Nine Months Ended September 30, 2021 as Compared to the Nine Months Ended September 30, 2020

Revenues

For the nine months ended September 30, 2021 compared to September 30, 2020, the Company’s revenues increased by $1,369,910, or 185%, from $739,177 in 2020 to $2,109,087 in 2021. The increase is the result of the acquisitions of Rohuma and Mimo as well as improvement in revenues as TRAQ Pvt Ltd. has started to emerge from the effects of COVID which contributed higher revenue and higher profitability and the addition of new customers in TRAQ Solutions, Inc.

Cost of Revenues

For the nine months ended September 30, 2021 compared to September 30, 2020, the Company’s cost of revenues increased by $1,264,850, or 316%, from $399,720 in 2020 to $1,664,570 in 2021. The increase is the result of the acquisitions of Rohuma and Mimo as well as added direct labor for TRAQ Pvt Ltd. The company experienced lower profitability in these new engagements, as they ramped up personnel post-COVID, which they hope to normalize in the next quarter or two.

Operating Expenses

For the nine months ended September 30, 2021 compared to September 30, 2020, the Company’s salary and salary related costs increased by $312,239, or 173%, from $180,123 in 2020 to $492,362 in 2021 due to the acquisitions of Rohuma and Mimo as well as increases to management salaries.

For the nine months ended September 30, 2021 compared to September 30, 2020, the Company’s professional fees increased by $446,605, or 322%, from $138,817 in 2020 to $585,422 in 2021. Our professional fees increased in 2021 compared to 2020 due to the acquisitions of Rohuma and Mimo as well as fees related to the acquisitions of those companies and the preparation of the annual report as well as fees related to the filing of the registration statement which includes the investment banker fees related to the raising of bridge financing.

For the nine months ended September 30, 2021 compared to September 30, 2020, the Company’s rent expense decreased by $71,630, or 75%, from $95,151 in 2020 to $23,521 in 2021 due to TRAQ Pvt Ltd, renegotiating their leases in December 2020 reducing their space due to COVID.

For the nine months ended September 30, 2021 compared to September 30, 2020, the Company’s depreciation and amortization expense increased $18,206, or 50%, from $36,284 in 2020 to $54,490 in 2021. The increase was the result of the depreciation and amortization expense on the fixed and intangible assets acquired in the Rohuma and Mimo acquisitions.

For the nine months ended September 30, 2021 compared to September 30, 2020, the Company’s general and administrative expenses increased by $2,803,663, or 3137%, from $89,373 in 2020 to $2,893,036 in 2021 primarily due to the acquisitions of Rohuma and Mimo as well as expenses related to stock-based compensation.

Interest Expense

For the nine months ended September 30, 2021 compared to September 30, 2020, the Company’s interest expense increased by $380,558, or 154%, from $247,162 in 2020 to $627,720 in 2021 due to higher levels of debt in 2021 as well as the amortization of discounts on the debt instruments.

Changes in Fair Value of Derivative Liabilities

For the nine months ended September 30, 2021 compared to September 30, 2020, the Company’s change in the fair value of the derivative liability increased by $850,221, from $0 in 2020 to $850,221 in 2021 due to the classification of the convertible promissory notes and related warrants being classified as derivative liabilities and the changes in the share price over the period September 30, 2021.

Net Loss

For the nine months ended September 30, 2021 compared to September 30, 2020, the Company’s net loss increased by $4,844,351, from $(439,062) in 2020 to $(5,283,413) in 2021 due to the changes noted herein.

Results of Operations and Financial Condition for the Three Months Ended September 30, 2021 as Compared to the Three Months Ended September 30, 2020

Revenues

For the three months ended September 30, 2021 compared to September 30, 2020, the Company’s revenues increased by $571,841, or 262%, from $217,858 in 2020 to $789,699 in 2021. The increase is the result of the acquisitions of Rohuma and Mimo as well as improvement in revenues as TRAQ Pvt Ltd. has started to emerge from the effects of COVID which contributed higher revenue and higher profitability and the addition of new customers in TRAQ Solutions, Inc. for some equipment purchases for non-core business activities.

Cost of Revenues

For the three months ended September 30, 2021 compared to September 30, 2020, the Company’s cost of revenues increased by $521,505, or 398%, from $131,037 in 2020 to $652,542 in 2021. The increase is the result of the acquisitions of Rohuma and Mimo as well as added direct labor for TRAQ Pvt Ltd. The Company experienced lower profitability in these new engagements, as they ramped up personnel post-COVID, which they hope to normalize in the next quarter or two. In addition, the Company in 2021 has added cost of sales for the equipment sold for their non-core business activities.

Operating Expenses

For the three months ended September 30, 2021 compared to September 30, 2020, the Company’s salary and salary related costs increased by $97,865, or 114%, from $85,484 in 2020 to $183,349 in 2021 due to the acquisitions of Rohuma and Mimo as well as increases to management salaries.

For the three months ended September 30, 2021 compared to September 30, 2020, the Company’s professional fees increased by $274,452, or 1159%, from $23,682 in 2020 to $298,134 in 2021. Our professional fees increased in 2021 compared to 2020 due to the acquisitions of Rohuma and Mimo as well as fees related to the acquisitions of those companies as well as fees related to the filing of the registration statement which includes the investment banker fees related to the raising of bridge financing.

For the three months ended September 30, 2021 compared to September 30, 2020, the Company’s rent expense decreased by $23,246, or 74%, from $31,256 in 2020 to $8,010 in 2021 due to TRAQ Pvt Ltd, renegotiating their leases in December 2020 reducing their space due to COVID.

For the three months ended September 30, 2021 compared to September 30, 2020, the Company’s depreciation and amortization expense increased $5,993, or 52%, from $11,478 in 2020 to $17,471 in 2021. The increase was the result of the depreciation and amortization expense on the fixed and intangible assets acquired in the Rohuma and Mimo acquisitions.

For the three months ended September 30, 2021 compared to September 30, 2020, the Company’s general and administrative expenses increased by $1,337,113, or 4783%, from $27,954 in 2020 to $1,365,067 in 2021 primarily due to the acquisitions of Rohuma and Mimo as well as expenses related to stock-based compensation.

Interest Expense

For the three months ended September 30, 2021 compared to September 30, 2020, the Company’s interest expense increased by $182,550, or 223%, from $81,992 in 2020 to $264,542 in 2021 due to higher levels of debt in 2021 as well as the amortization of discounts on the debt instruments.

Changes in Fair Value of Derivative Liabilities

For the three months ended September 30, 2021 compared to September 30, 2020, the Company’s change in the fair value of the derivative liability decreased by $345,911, from $0 in 2020 to $345,911 in 2021 due to the classification of the convertible promissory notes and related warrants being classified as derivative liabilities and the changes in the share price over the period September 30, 2021.

Net Loss

For the three months ended September 30, 2021 compared to September 30, 2020, the Company’s net loss increased by $1,606,912, from $(175,828) in 2020 to $(1,782,740) in 2021 due to the changes noted herein.

Liquidity and Capital Resources

As of September 30, 2021, current assets were $1,785,261 and current liabilities outstanding amounted to $10,331,630 which resulted in a working capital deficit of $8,546,369. As of December 31, 2020, current assets were $1,101,439 and current liabilities outstanding amounted to $3,953,160 which resulted in a working capital deficit of $2,851,721.

Net cash used in operating activities was $105,382 for the nine months ended September 30, 2020 compared to $1,737,531 in 2021. Cash used in operations for 2021 and 2020 was the primarily related to the loss in operations offset by increases and decreases in accounts payable and accrued expenses and the changes in accounts receivable due to the lack of adequate cash flow of the Company as well as non-cash charges related to stock based compensation and the changes in the derivative liabilities.

The only investing activities for the nine months ended September 30, 2021 and 2020, related to the acquisitions of fixed assets related to TRAQ Pvt Ltd. And the amount of cash received (paid) in the acquisitions of Rohuma and Mimo Technologies.

Net cash provided by financing activities for the nine months ended September 30, 2021 consisted of proceeds from the issuance of common stock of $494,500 and convertible notes of $1,115,000, along with proceeds received from related party notes of $1,449,394 and $50,331 in proceeds from long-term debt. The Company repaid $781,326 in related party notes, $80,000 in convertible notes and $153,706 in long-term debt during the nine months ended September 30, 2021. During the nine months ended September 30, 2020 the financing activities consisted of proceeds from related party and unrelated party notes of $348,752 as well as repayments of long-term debt to both related and unrelated parties of $61,638.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended September 30, 2021, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TraQiQ, Inc.

Date: November 12, 2021	By:	/s/ Ajay Sikka
Ajay Sikka
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

