Form 10-K
period 2021-12-31
TRAQIQ, INC.
filed 2022-03-31
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $16,825,791. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of March 31, 2022, was 4,171,638.

Documents incorporated by reference:	None

TABLE OF CONTENTS

GENERAL INFORMATION

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 1A (Risk Factors), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed in Item 1A (Risk Factors) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations). In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors.

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

PART I

Item 1. Business

Overview

TraQiQ was incorporated in the State of California on September 9, 2009 as Thunderclap Entertainment, Inc. On July 14, 2017, Thunderclap Entertainment, Inc. changed its name to TraQiQ, Inc. On July 19, 2017, the Company entered into a Share Exchange Agreement with the stockholders of OmniM2M, Inc. (“OmniM2M”) and TraQiQ Solutions, Inc. dba Ci2i Services, Inc. (formerly Ci2i Services, Inc. – amended November 6, 2019) (“Ci2i”) whereby the stockholders of OmniM2M and Ci2i agreed to exchange all of their respective shares, representing 100% ownership in OmniM2M and Ci2i in exchange for 1,500,000 shares of the Company’s common stock, respectively. The OmniM2M Shareholders and the Ci2i Shareholders were issued their respective 1,500,000 shares on a pro rata basis based on their respective holdings in OmniM2M and Ci2i in the Share Exchange Agreement. The Share Exchange was accounted for as a reverse merger whereas Ci2i is considered the accounting acquirer and TraQiQ, Inc. is considered the accounting acquiree. Accordingly, the consolidated financial statements included the accounts of Ci2i for all periods presented and the accounts of TraQiQ, Inc. and OmniM2M, which was acquired by the Company on July 19, 2017 since the date of acquisition. For accounting purposes, the acquisition of OmniM2M is recorded at historical cost in accordance with Accounting Standard Codification (“ASC”) 805-50-25-2 as this is considered an acquisition of entities under common control as the management of the Company and OmniM2M control the activities of the respective companies. Prior to the merger with Ci2i and acquisition of OmniM2M, the Company was considered a shell company under Rule 12b-2 of Exchange Act. On December 1, 2017, the Company entered into a Share Purchase Agreement with Ajay Sikka (“Sikka”), the sole shareholder of Transport IQ, Inc. whereby Sikka sold all of the shares in TransportIQ, Inc. (“TransportIQ”) in exchange for $18,109, in the form of cancellation of all of the debt of TransportIQ that was owed to the Company. The transaction became effective upon the execution of the agreement by Sikka and the Company; and Transport IQ, Inc, is now a wholly-owned subsidiary of the Company. Because TransportIQ was commonly controlled and owned, the transaction was recorded at the historical carrying value of TransportIQ’s assets and liabilities.

The Financial Industry Regulatory Authority on March 18, 2022, approved a reverse 1 for 8 stock split of the Company’s common shares. The reverse split was effective on March 21, 2022. The common shares and common share equivalents as well as the per-share amounts have been retroactively restated in accordance with ASC 855-10-25 and the loss per share figures have been retroactively restated in accordance with ASC 260-10-55-12.

Ci2i is a services company founded in 1998 that develops and deploys intelligent technologies and products in order to meet the demand for sustainable, integrated solutions. Ci2i’s primary focus has been in the analytics and intelligence segments. The Company is investing significantly in building products in the area of supply chain and last mile delivery.

On May 16, 2019, the Company entered into a Share Exchange Agreement with TRAQIQ Solutions Private Limited (TraQ Pvt Ltd), formerly known as Mann-India Technologies Pvt Ltd. Pursuant to the agreement, the Company acquired 100% of the shares of TRAQ Pvt Ltd. and assumed certain net liabilities in exchange for warrants exercisable over five-years to purchase up to 166,159 shares of common stock of the Company valued at $268 at an exercise price of $0.0008. The warrants are exercisable as follows: (i) 12,596 warrants immediately upon closing; (ii) 107,494 warrants exercisable one-year after the date of closing; and (iii) 46,069 warrants exercisable two-years after the date of closing. This transaction is being recorded as a business combination under ASC 805.

The warrants that are exercisable in one-year and two-years were conditioned upon TRAQ Pvt Ltd. achieving certain revenue figures and pre-tax profit percentages. For the warrants to become exercisable, TRAQ Pvt Ltd. was required to achieve target revenue of $1.1 million and pre-tax profit of 25% in 2019 and 2020, respectively, with the amount of such warrants becoming exercisable reduced proportionally to the extent TRAQ Pvt Ltd. failed to achieve these targets. A total of 52,391 of these warrants were cancelled effective May 16, 2021 as a result of these criteria not being achieved. There were 56,400 of these warrants exercised during 2021 and 57,368 warrants remain outstanding as of December 31, 2021.

Effective December 31, 2020, Ci2i acquired the net assets of OmniM2M and TransportIQ, and then dissolved those entities in January 2021. The value of those transactions were for the assumed liabilities of Omni and TransportIQ, and no cash was exchanged.

On January 22, 2021, the Company entered into a Share Exchange Agreement with Rohuma, LLC, a Delaware limited liability company (“Rohuma”) and its members, whereby the Rohuma members agreed to exchange all of their respective membership interests in Rohuma in exchange for up to 536,528 shares of common stock, of which the first tranche of 320,285 shares was issued upon closing on March 1, 2021, with the remaining value reflected as contingent consideration until the shares vest at which time they will be issued. Issuance of the remaining shares is contingent upon Rohuma achieving certain revenue targets for the calendar years 2021 and 2022. The Company is making final determination on the revenue targets to ascertain that the second tranche of shares should be issued. The transaction was valued at $3,433,776 ($6.40 per share). Rohuma has an Indian affiliate that is owned 99% by Rohuma and 1% by its founding member. Rohuma controls this entity and the 1% ownership by the member is now less than 1% upon acquisition by the Company. This amount is reflected as a non-controlling interest.

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

On February 17, 2021, the Company entered into a Share Exchange Agreement with Mimo Technologies Private Ltd., an Indian corporation (“Mimo”), and its shareholders, whereby the Mimo shareholders exchanged all of their respective shares in Mimo for warrants to purchase up to 170,942 shares of the Company’s common stock. Of these warrants, 102,565 were earned at the date of acquisition, with the remaining 68,377 warrants to be earned during the remainder of 2021 and 2022 subject to Mimo meeting certain revenue goals for 2021 and 2022. The Company is making final determination on the revenue targets to ascertain that the second tranche of warrants should be vested. The warrants have a term of three years and an exercise price of $0.008 and value in the amount of $1,640,447, of which $984,268 is reflected in additional paid in capital, with the remaining $656,179 reflected as contingent consideration. In addition to the issuance of the warrants, TRAQ Pvt Ltd, wrote off $258,736 in amounts due from a note receivable, $123,778 in accounts receivable and $40,354 in a debenture from Mimo. In addition, the Company made a cash payment to one of the minority shareholders of Mimo in the amount of $22,338. The Company acquired over 99% of Mimo with the remaining percentage of less than 1% reflected as a non-controlling interest.

Mimo provides delivery and task worker solutions across India. Mimo works with Banking, Financial, Logistics and Distribution companies, to take their products and services to semi-urban and rural India. Mimo trains the agents in each Product or Service through an online and classroom training platform.

Our Company

With current operations concentrated in India, Southeast Asia, and Latin America, we are servicing business supply chains with last mile delivery and mobile commerce. We help businesses in emerging markets leverage the gig economy with a two-prong approach as follows: 1) We offer our software as a service so our customers can build their own delivery networks and 2) We currently offer our network of over 14,000 task workers in India through our Mimo network, with plans to expand this network into other geographic regions within our current operating footprint.

The Company has 110 employees focused primarily on software development and Mimo network operations, and a strategic planning team comprised of industry consultants who are looking at ways to further disrupt the supply chain across major industry segments. TraQiQ is continually looking at innovative ways to meet customer requirements faster, utilizing artificial intelligence (“AI”) tools to improve the customer experience by trying to predict their requirements in advance, while also regularly experimenting with new hardware technology like drones to improve deliveries. As we identify areas of both improvement and opportunity, our technology team works rapidly to meet those requirements.

With a strong team in place, a proven software solution, and an expanding network, as well as a customer base with global operations, TraQiQ expects to expand into two new countries in the next twelve months. These markets will be in South East Asia and Latin America, where the company already has a presence, and for which this contemplated expansion will be facilitated by and accelerated, in part, with anticipated proceeds from the proposed offering.

Market opportunity

The gig economy has grown over the last decade with the introduction of notable digital platforms such as Lyft, Uber, DoorDash Ola, Grab, Swiggy, Dunzo, and Task Rabbit, among others. With the rise of technology-enabled gig work platforms, more than 200 million people are now considered part of the global gig workforce, according to data from Mastercard Incorporated and Statista Inc.

With the growth of e-commerce, availability of task workers, and changes in general consumer behaviors in favor of “on-demand” products and services, we believe many businesses are increasingly moving towards, or participating in, a gig or task-based model. ASSOCHAM (India), projects the gig sector to grow to $455 billion (a cumulative annual growth rate of 17%) by 2024 in India and has the potential to expand at least two times the pre-pandemic estimates. ASSOCHAM (India) also estimates that India is likely to have 350 million gig jobs by 2025 (growing from the current 15 million as of May 2021), presenting a significant opportunity for job seekers to capitalize and adapt to the changing work dynamics.

Ernst & Young estimates that the e-pharma market in India will grow to $18 billion by 2023. We believe the COVID-19 pandemic may have accelerated this growth. Companies such as Amazon and Reliance have entered the medicine delivery market in India. TraQiQ’s Mimo service is preparing to enter the medicine delivery market in India.

In India, gig employment is not a novel concept. With its enormous informal economy and casual workers, India has long had the equivalent of gig work in both urban and rural areas, ranging from temporary agricultural workers to daily-wage construction laborers to delivery personnel. What has changed in recent years is the use of technology to match and expand on-demand services.

In the current world where so many people are ordering products ranging from food and drinks to medicine to socks online, we believe the “Last Mile” task worker represents a very valuable asset. This is the one and only direct connection to the customer for businesses fulfilling orders online. TraQiQ believes that “Last Mile” task workers are the only way for a business to establish a two-way relationship with the end customer to exchange information, money, transaction data and the actual goods.

This is where TraQiQ adds value, and it starts long before the actual delivery. The company’s technology helps our business-to-business customers with deliveries, assists with the financial transactions, and helps to build a long-term customer relationship via the Loyalty and Rewards program.

We believe the gig-economy model provides significant benefits for everyone within the gig eco-system:

●	The consumer gets instant gratification by, for example, receiving their food within an hour of ordering it.

●	The employers can minimize their costs and have flexibility to increase or decrease their workforce on demand.

●	Employees/contractors can have flexibility and opportunity, with the full control over their jobs, hours and who they work with provided by gig jobs.

We believe the gig economy helps companies, employees, and the economy, with benefits that go beyond traditional conceptions of convenience, on-demand availability, and flexibility. This is due to the underlying economic factors that platform-enabled gig work addresses at scale, as well as the collateral advantages it can provide, which can lead to a virtuous expansion cycle.

Our Products and Services

TraQSuite

TraQSuite is a software platform that powers the Last Mile distribution network. TraQSuite users can:

●	target customers,
●	facilitate and validate transactions,
●	track and manage task workers, and
●	manage funds and run the entire distribution network.

Key features of TraQSuite include:

●	Last Mile delivery: TraQSuite’s Last-Mile software module enables a complete distribution engine. It is designed to manage thousands of task workers across multiple geographies to deliver products and services to the users. The mobile apps enable data sharing, validation, and measure customer satisfaction. The software platform allows for delivery validation, geo-tagging and know-your-customer (KYC) requirements.

●	Transact: TraQSuite enables a task worker to facilitate a transaction by meeting the end customer. They can collect payments via credit cards, smart-phone swipes, SMS messages or cash. Both banked and unbanked users can buy products and services and pay with their mobile device. The multi-party settlement engine enables all members of the eco-system to settle their transactions across all vendors, currencies, and geographies.

●	Target: TraQiQ enables customer transactions to be rewarded with Loyalty Credits, tokens or points. These rewards can be redeemed by the customer for free products, discounts and benefits. TraQSuite analyzes these transactions and purchase behaviors by using leading AI models. TraQiQ can deliver real time, automated and targeted offers and recommendations for additional purchases and customer retention.

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

Mimo Delivery and Task Services

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

For consumer goods companies, Mimo does promotional marketing, Last Mile (hyper-local) delivery, merchant onboarding or activation, store audits, and route optimization for delivery. Mimo provides efficient end-to-end transshipment logistics. The framework manages and optimizes last-mile delivery and e-commerce logistics across the entire distribution chain with transparency and seamless integration. Mimo is currently in the planning stages to provide food, alcohol & medicine deliveries as well.

During the COVID pandemic, Mimo leveraged video as a platform for verification and document delivery. Now, the task workers include people who are in the field on bikes and trucks, people on a video screen, as well as people on the phone.

There are also data digitization tasks being done by Mimo task workers across the country. In a country like India where there are over 20 languages and multiple dialects, the task workers convert paper documents into electronic form in the same language or translate them into another language.

Revenue for the Mimo services is entirely based on the number of deliveries or other tasks that are performed. The customer is typically charged a fee of $3-$5 depending upon the geography, duration of task and distance that the task associate must travel. Two thirds of the fee is shared with the task associate, and one-third is retained by Mimo. While this revenue model has worked well in India where the services are currently offered, we may adjust it as needed as the service is offered in other geographic areas.

Customers

TraQiQ’s geographic focus is emerging and smaller economies. These are markets where we believe the barriers to entry are lower and the market potential is high.

TraQiQ is serving or has serviced a variety of large customers over the years. Some of our representative customers, most of which we are currently serving, include:

●	Railtel, one of the largest broadband infrastructure providers in India, which owns and operates a nationwide fiber network that runs alongside train tracks across India and for which Mimo collects subscriber payments.

●	Multiple large banking and finance industry customers, such as Hero Finance Corp, Yes bank, Aditya Birla group, ICICI bank, Ratnakar bank and Edelweiss Finance, for whom Mimo does deliveries and pickup of financial documents.

●	Companies such as Facebook, for whom TraQiQ has done surveys, Verify360, for whom TraQiQ has done background verifications, and Jio, for whom the company facilitates SIM activation.

●	Companies such as Unilever Cambodia, Ben & Jerry’s, Lakme and others in Southeast Asia and Australia/New Zealand, for whom TraQiQ facilitates contactless ice cream delivery with a unique wallet and customer retention program, cosmetics products loyalty programs, and virtual point of sale (POS) systems for remote delivery.

●	A white-labelled delivery service in New Zealand, for whom TraQiQ provided a complete software platform.

●	Companies in Latin America such as Seguros Bolivar, Panafoto, and BBVA, for whom TraQiQ provides FinTech products and solutions.

Although our strategy is to expand our business operations and customer base through our 2021 acquisitions of Rohuma and Mimo, most of our revenue has come historically from a few customers. For the year ended December 31, 2021, we had two major customers comprising 50% of our revenues, and at December 31, 2021 five customers represented 93% of our accounts receivable. For the year ended December 31, 2020 and at the end of that year, these customers accounted for 85% of our revenues and our accounts receivable, respectively. We do not believe that the risk associated with these customers will have an adverse effect on our business in the future.

Growth Strategy

Our gross revenue grew by 50% from 2019 to 2020 to reach the $1 million mark. By the end of the second quarter of 2021, our gross revenue had already equaled our gross revenue for the entire 2020 calendar year. In addition to our significant presence in India, Southeast Asia and Latin America, we have recently announced new customers in Australia, New Zealand and parts of Africa.

Our strategy is to grow our business through a combination of organic growth and strategic investments that bring new functionality and revenue streams to the company. We plan to enhance the functionality of our existing products, increase sales in the Indian market and enter into new emerging markets. Our data currently shows that within the first six months our business customers have an average increase of transactions of approximately 20%, and their customer’s transactions through our software increase by 15-20% over that period.

We believe we can continue to grow the Mimo network of task workers in India and are currently evaluating markets in Southeast Asia & Latin America for launching the Mimo service, as well. We plan to go live in at least two new markets within the next twelve months.

As hardware technology evolves, TraQiQ’s strategy is to provide additional delivery services by adding drones, e-bikes and robotic carts. The company has already had conversations with e-bike companies to equip the Mimo delivery team with electric bikes in the future.

Environmental, Social, and Governance (ESG) Matters

TraQiQ’s Mimo service provides jobs across India. Most of the people who are doing deliveries and performing tasks are not college educated. Based on our records, over 70% of our current task workers do not have a high school diploma. While many of them start with Mimo to supplement their other wages, they migrate towards spending most of their time with Mimo. Mimo gives them an opportunity to earn reasonable wages and they make their own hours. We believe many of these people would have a tough time finding jobs elsewhere due to lack of educational credentials. Many of them have grown into corporate roles at Mimo like trainers and supervisors.

Markets

In addition to its significant presence in India, Southeast Asia and Latin America, TraQiQ has recently added new customers in Australia, New Zealand and parts of Africa. Management regards Africa as having substantial growth potential. According to World Mobile Ltd., approximately 66% of sub-Saharan Africans do not have a banking relationship, but Plug and Play Tech Center estimates there are over 525 million smart phones in use in that area. We believe these customers would be likely candidates for phone-based mobile payment systems.

Competition

TraQiQ competes to some extent with several Last mile service providers with established global names as well as other service providers that are established brands in India. Unlike TraQiQ, many of these companies market directly to consumers rather than to other businesses. However, several of these competitors have significantly greater resources and name recognitions than TraQiQ.

TraQiQ’s Mimo service has a business-to-business (“B2B”) focus. This inherently results in longer term relationships with clients. We believe this, in turn, has a direct impact on longer term profitability. Mimo also has a deeper focus on semi-urban and rural areas, which we believe is a significant competitive advantage, as we believe most of our competitors have continued to focus on the larger cities. However, there is no assurance we will compete successfully or achieve profitability in the future.

We believe Mimo’s technology has some unique elements that provide strong differentiation. There are significant machine learning algorithms that power the service, enabling optimal route planning, reducing time to get a task done and minimizing agent productivity. There are modules in service that enable trackability and audit of all service elements.

We also compete with companies offering multiple software products. Larger companies have had software solutions for field-force management for a long time or have extended their products to include workforce management. Similarly, there are multiple fintech companies that offer products to facilitate transactions and payments. In the loyalty & rewards segment, there are also several companies with either a global or regional following.

TraQiQ believes its software solution is improved by its service network. We believe running a large-scale service provides a unique advantage to TraQiQ, as the real-time feedback from running the service enables the company to make continuous improvements to its software. In addition, TraQiQ goes beyond just the Last mile delivery. By providing a robust set of fintech and analytics solutions, TraQiQ provides a one-stop-shop for customers and partners.

Employees and Human Capital Resources

As of December 31, 2021 TraQiQ had a total of 110 full time employees. Approximately 100 of these employees are based in India. None of our employees is represented by a labor union, and we consider our company culture and employee relations to be strong.

In addition, we have independent contractor relationships with approximately 14,000 “gig” workers throughout India who primarily provide delivery services and other tasks for business customers.

Intellectual Property

To date, TraQiQ has not obtained any patents on the software it has developed or registered any of its trademarks. Instead, the company protects its intellectual property rights by relying on national and local statutory and common law rights in the jurisdictions in which it operates, as well as contractual restrictions. TraQiQ enters into confidentiality and invention assignment agreements with its technical employees and contractors, and confidentiality agreements with third parties who perform technical services. Although the company is not aware that its software or trademarks infringe the patents or trademarks of any other party, it may face allegations by third parties, including its competitors, that aspects of its software or trademarks infringe their trademarks, copyrights, patents and other intellectual property rights in a particular jurisdiction.

Item 1A. Risk Factors

General Risks Relating to Our Business, Operations of Financial Condition

We have a limited operating history and are subject to the risks encountered by early-stage companies.

Our company has a limited operating history, and you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. For us, these risks include:

●	risks that we may not have sufficient capital to achieve our growth strategy;

●	risks that we may not develop our product and service offerings in a manner that enables us to be profitable and meet our customers’ requirements;

●	risks that our growth strategy may not be successful; and

●	risks that fluctuations in our operating results will be significant relative to our revenues.

These risks are described in more detail below. Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, we will be unable to sustain our business growth to date and you could lose your investment.

Our operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

Our operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have an accumulated deficit of $(8,953,768) as of December 31, 2021. We may never achieve profitability. If we do not generate sufficient revenues, do not achieve profitability and do not have other sources of financing for our business, we may have to curtail or cease our development plans and operations, which could cause investors to lose the entire amount of their investment.

If we are unable to integrate our acquisitions or manage the growth of those companies effectively, our business could be adversely affected.

Our business has grown mostly through acquisition of other companies, both in the United States and in India. These companies, particularly in India, are currently expanding rapidly. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. For us to continue to manage such growth, we must put in place legal and accounting systems, and implement human resource management and other tools. We may be unable to successfully manage this anticipated rapid growth. A failure to manage our growth effectively could materially and adversely affect our business.

Increasing competition within our emerging industry could have an impact on our business prospects.

The artificial intelligence, mobile payment and “gig” worker markets are emerging industries where new competitors are entering the market frequently. These competing companies may have significantly greater financial and other resources than we have and may have been developing their products and services longer than we have been developing ours, and we may be unable to successfully compete.

Our current and future operations are subject to certain risks that are unique to operating in a foreign country.

We currently have international operations in India, Latin America, and Africa, among other places, and have a large concentration of employees and task workers in India. Therefore, we are exposed to risks inherent in international business operations. The risks of doing business in foreign countries include the following:

●	changing regulatory or taxation policies, including changes in tax policies that have been proposed by the current United States administration that may affect the taxation of foreign earnings;

●	currency exchange risks;

●	changes in diplomatic relations or hostility from local populations;

●	seizure of our property by the government or restrictions on our ability to transfer our property or earnings out of the foreign country;

●	potential instability of foreign governments, which might result in losses against which we are not insured;

●	difficulty in protecting our intellectual property from infringement in certain foreign countries; and

●	difficulty of enforcing agreements and collecting receivables through some foreign legal systems.

Exchange rates may cause future losses in our international operations.

Because we own assets in foreign countries and derive revenue from our international operations, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the United States dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results.

We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services, which would harm our competitive position.

Our success depends in part upon our proprietary technology. We rely primarily on national and local statutory and common law rights in the jurisdictions in which we operate, as well as contractual restrictions, to establish and protect our proprietary rights, but to date we have not sought or obtained any patents on our proprietary technology or registered any of our trademarks. Despite the precautions we have taken, third parties could copy or otherwise obtain and use our technology without authorization or develop similar technology independently. The protection of our proprietary rights may be inadequate or our competitors may independently develop similar technology, duplicate our products and services or design around any intellectual property rights we hold.

If third parties claim that we infringe their intellectual property, it may result in costly litigation.

Third parties may claim our current or future products infringe their intellectual property rights. Any such claims, with or without merit, could cause costly litigation that could consume significant management time. As the number of product and services offerings in the artificial intelligence, mobile payments and task worker markets increases and functionalities increasingly overlap, we may become increasingly subject to infringement claims. Such claims also might require us to enter into royalty or license agreements. If required, we may not be able to enter into such royalty or license agreements or obtain them on terms acceptable to us.

Pandemics including COVID-19 may adversely affect our business.

The unprecedented events related to COVID-19, the disease caused by the novel coronavirus (SARS-CoV-2), have had significant health, economic, and market impacts and may have short-term and long-term adverse effects on our business that we cannot predict as the global pandemic continues to evolve. The extent and effectiveness of responses by governments and other organizations also cannot be predicted. During 2021 and 2020, COVID-19 forced us to suspend Last Mile deliveries and other task worker activities for a period of time, and we shifted some of those activities to a virtual, remote-service model until in-person activities could resume safely. The effects of the pandemic may have a particular effect on our business as a result of our extensive operations in India and other emerging markets, where vaccines are less available. While we continue to have the option to shift to virtual activities if necessary, it is unclear whether and to what extent future impacts of COVID-19 or other pandemics will have an adverse effect on our profitability and growth strategy.

We may need additional financing. Any limitation on our ability to obtain such additional financing could have a material adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital, which we may be unable to obtain on favorable or reasonable terms, or at all. If we raise additional capital, it could result in dilution to our stockholders. Any limitation on our ability to obtain additional capital as and when needed could have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls. The Company’s internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2021. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Our revenue is currently concentrated in a small number of customers.

Although our strategy is to expand our business operations and customer base through our 2021 acquisitions of Rohuma and Mimo, most of our revenue has come historically from a few customers. For the year ended December 31, 2021, we had two major customers comprising 50% of our revenues, and at December 31, 2021 and five customers represented 93% of our accounts receivable. For the year ended December 31, 2020 and at the end of that year, these customers accounted for 85% of our revenues and our accounts receivable, respectively. A loss of the business from these customers or any difficulty collecting our accounts receivable from them could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to our Common Stock

One shareholder controls a majority of the voting power of our common stock, and his interest may conflict with those of investors.

Our Chairman of the Board of Directors, Chief Executive Officer and President, Ajay Sikka, beneficially owns shares representing a majority of our common stock. He therefore is in a position to exercise substantial influence over the outcome of all matters submitted to a vote of our shareholders, including the election of directors.

We may be unsuccessful in having our common stock listed on the Nasdaq Stock Market.

We have applied to have our common stock listed on the Nasdaq Capital Market under the symbol “TRIQ.” Our application has not yet been approved, and there can be no assurance that it will be approved. If it is approved and our common stock is listed, we may not be able to meet the continued listing requirements of the Nasdaq Stock Market, which require, among other things, a minimum closing price of our common stock and a minimum market capitalization. If we are unable to satisfy the requirements of the Nasdaq Capital Market for continued listing, our common stock would be subject to delisting from that market, and we might or might not be eligible to list our shares on another Nasdaq market. A delisting of our common stock from the Nasdaq Capital Market, particularly if we did not qualify to be listed on another Nasdaq market, could negatively impact us by, among other things, reducing the liquidity and market price of our common stock.

The difficulties associated with any attempt to gain control of our company could adversely affect the price of our common stock.

Ajay Sikka has substantial influence over the decision as to whether a change in control will occur for our company. There are also provisions contained in our articles of incorporation, by-laws and California law that could make it more difficult for a third party to acquire control of TraQiQ. These restrictions and limitations could adversely affect the trading price of our common stock.

There is currently not an active liquid trading market for the Company’s common stock.

Our common stock is quoted on the OTC Markets QB tier under the symbol “TRIQ”. However, there is currently no regular active trading market in our common stock. Although there are periodic volume spikes from time to time, a consistent, active trading market may not develop. Whether or not in the future our common stock is listed on the Nasdaq Capital Market, there is no assurance an active trading market for our common stock will develop or be sustained or that we will remain eligible for continued listing on the Nasdaq Capital Market. If an active market for our common stock develops, there is a significant risk that our stock price may fluctuate in the future in response to any of the following factors, some of which are beyond our control:

●	variations in our quarterly operating results;

●	announcements that our revenue or income are below analysts’ expectations;

●	general economic downturns;

●	sales of large blocks of our common stock; or

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments.

You may experience dilution of your ownership interest due to future issuance of our securities.

We are currently authorized to issue 300,000,000 shares of common stock and 10,000,000 shares of preferred stock. We may issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes, or upon conversion or exercise of outstanding options, warrants, or preferred stock. The future issuance of a substantial amount of common stock, or the perception that such an issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common stock could make it more difficult to raise funds through future offerings of our common stock or securities convertible into common stock.

Our board of directors may issue and fix the terms of shares of our preferred stock without stockholder approval, which could adversely affect the voting power of holders of our common stock or any change in control of our company.

Our articles of incorporation authorize the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the board of directors. Of these authorized shares, 50,000 shares have been designated Series A Preferred Stock but none of them are currently outstanding. Our board of directors is empowered, without shareholder approval, to create additional series and issue additional shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

We do not expect to pay dividends.

We do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates, which may not occur. You should not purchase our common stock expecting to receive cash dividends. Since we do not pay dividends, and if an active trading market for our shares does not develop, you may not have any manner to liquidate or receive any payment on your investment. Therefore, our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand our business operations.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Our common stock is subject to the “penny stock” rules of the SEC because it has historically had a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks after compliance with various information collection rules and a suitability evaluation;

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased; and

●	the broker or dealer deliver a disclosure schedule prescribed by the SEC.

If we are successful in our application to list our stock for trading on the Nasdaq Stock Market and we are able to maintain that listing, our stock will cease to be a penny stock. However, if we cease to obtain and maintain that listing, we may again be subject to the penny stock rules. Generally, brokers may be less willing to execute transactions in securities subject to the penny stock rules. In addition, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These factors may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock if it were to become subject to the penny stock rules.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

TraQiQ does not own any property. The company has an office with approximately 2,800 square feet that accommodates its 100 employees in India (on a rotational basis), which it occupies under a lease with a term through 2027 (with options to renew for an additional 6 years) and rent of $2,100 per month. In addition, it has Executive/Shared space in Bellevue WA, Santa Monica, CA and Bogota Colombia. Its main corporate mailing address is 14205 S.E. 36th St., Suite 100, Bellevue, WA 98006.

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

The following table reflects the high closing sales information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2021 and 2020. This information was obtained from OTC and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2021:
First Quarter	$12.40	$4.64
Second Quarter	$17.44	$5.76
Third Quarter	$12.80	$3.20
Fourth Quarter	$8.00	$2.08

COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2020:
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$8.00	$2.00

Holders of our Common Stock

As of March 24, 2022, there were approximately 88 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Equity Stock Transfer.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

On January 19, 2021, the Company entered into a 12% Convertible Promissory Note with GS Capital Partners, LLC (the “GS Note”) in the principal amount of $125,000. The GS Note has a maturity date of one-year from issuance and is to be repaid commencing on the fifth month anniversary and every month thereafter in the amount of $20,000. The conversion price of the GS Note is 66% of the lowest closing stock price over the previous 20 trading days. In accordance with the terms of the GS Note, the Company issued 3,250 shares of common stock as a commitment fee and issued 21,250 shares of common stock that are returnable upon repayment of the GS Note in accordance with its terms. These securities were issued as a private offering and sale pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The Company determined that GS Capital Partners, LLC was sophisticated in business and investment matters. This note was paid off in 2021 and the 21,250 shares were returned to the Company and cancelled.

On January 22, 2021, the Company issued 536,528 shares of common stock to the owners of Rohuma, LLC, a Delaware limited liability company (“Rohuma”), pursuant to a Share Exchange Agreement between the Company, Rohuma and the owners of Rohuma. Under the Share Exchange Agreement, the 10 Rohuma owners transferred to the Company all of their respective membership interests in Rohuma in exchange for the stock issued by the Company. Each of these sales of securities to the three purchasers located in the United States was consummated pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended. These United States based grantees are sophisticated in business and investment matters. To the extent United States securities laws were deemed to apply to the issuance of such shares to the owners in India, each of these sales of securities was also consummated pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended, and all of such owners are sophisticated in business and investment matters.

On February 12, 2021, the Company entered into a 10% Convertible Promissory Note with Platinum Point Capital, LLC (the “Platinum Note”) in the principal amount of $400,000. The Platinum Note has a maturity date of one-year from issuance. The Platinum Note is convertible into common stock at a conversion price of greater of (a) $0.08 or (b) 70% of the lowest traded stock price over the previous 15 trading days. The Company granted 25,000 warrants to purchase shares of common stock that have a term of three-years and an exercise price of $16.00 per share with the Platinum Note. These securities were issued as a private offering and sale pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The Company determined that Platinum Point Capital, LLC was sophisticated in business and investment matters. This note was repaid/converted into shares of common stock in 2021.

On February 16, 2021, the Company sold 71,250 shares of its common stock to six persons for cash at a price of $6.40 per share. The individuals also received 35,625 warrants that have a term of three years at an exercise price of $16.00 per share. These sales of securities were consummated pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended. The Company determined that all of these purchasers were sophisticated in business and investment matters.

On February 17, 2021, the Company issued warrants (the “Mimo Warrants”) to purchase 170,942 shares of the Company’s common stock over a period of 5 years, at an exercise price of $0.008 per share, subject to certain conditions. The Warrants were issued pursuant to a Share Exchange Agreement with Mimo Technologies Private Ltd., an Indian corporation (“Mimo”) and its shareholders whereby two of the Mimo shareholders received the Warrants in exchange for all of their respective shares in Mimo and the other Mimo shareholder received cash. Both of the recipients of these warrants are residents of India. To the extent United States securities laws were deemed to apply to the issuance of such warrants, each of these sales of securities was consummated pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended, as both of such recipients are sophisticated in business and investment matters.

On February 23, 2021, the Company entered into a services agreement with another company with a portion of the compensation consisting of the issuance of 4,688 shares of common stock valued at $11.20 per share. This issuance of securities was consummated pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended. The Company determined that this other company was sophisticated in business and investment matters.

On March 5, 2021, the Company exchanged outstanding debt securities of the Company with unpaid principal and interest in the amount of $224,687 for 33,042 shares of its common stock. These transactions were with a director of the Company and three other individuals who are related to the Company’s chief executive officer. These sales of securities were consummated pursuant to the exemption from registration in Section 3(a)(9) of the Securities Act of 1933, as amended, because it was exclusively with existing security holders of the Company and no commission or other remuneration was given or paid, directly or indirectly, for soliciting such exchange. The sales were also exempt under Section 4(a)(2) of the Securities Act of 1933, as amended, as all of these purchasers were sophisticated in business and investment matters.

On March 1, 2021, the Company entered into consulting agreements with three individuals with a portion of the compensation consisting of the issuance of 7,688 shares of common stock valued at $9.20 per share at the commencement of the agreements. These sales of securities were consummated pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended. The Company determined that these consultants were sophisticated in business and investment matters.

On March 8, 2021, the Company entered into a consulting agreement with another individual with a portion of the compensation consisting of the issuance of 3,125 shares of common stock valued at $6.40 per share at the commencement of the agreement and issuance of a three-year warrant for 12,500 warrants with a strike price of $16.00 per share that vests March 7, 2022. These sales of securities were consummated pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended. The Company determined that this consultant was sophisticated in business and investment matters.

On April 5, 2021 the Company granted options for 31,250 shares of common stock under the Company’s stock option plan to Richard Berman, one of the Company’s directors, at an option price of $0.044 without registration under the Securities Act. The options vest over three years. This sale of securities was consummated pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended. Mr. Berman is sophisticated in business and investment matters.

On April 29, 2021, the Company sold 4,375 shares of its common stock to a single individual for cash at a price of $8.80 per share. This sale of securities was consummated pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended. The Company determined that this purchaser was sophisticated in business and investment matters.

On June 15, 2021, the Company issued (1) its 2021 Promissory Note (the “Note”) to Greg Rankich, a director of the Company, in connection with a $400,000 loan to the Company from Mr. Rankich, and (2) 37,500 shares of its Common Stock, par value $0.0001 per share, to Mr. Rankich, which were valued at $8.00 per share.. In addition, Mr. Rankich granted to the Company an option to redeem up to 18,750 of such shares (as adjusted for stock splits, stock dividends or similar events) at a total cost of $1.00 if the Note is repaid in full (including accrued and unpaid interest) on or prior to its maturity date (without extension). The Note, which does not bear interest, matures and payment of the principal sum is required on or before 180 days after the date of the Note, subject to certain events of default that could result in acceleration of the maturity. The Note may be prepaid by the Company in whole or in part at any time prior to the maturity date without penalty or premium. These securities were issued as a private offering and sale pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Mr. Rankich is a director of the Company and was the only recipient of securities in this transaction. Rankich represented in connection with the transaction that he has such knowledge and experience in business and financial matters as to be capable of evaluating the merits and risks of the investment in the securities, is able to bear the economic risk of such investment and, at the present time, would be able to afford a complete loss of such investment. Resale of the securities is restricted, and a legend was applied to the share certificates prohibiting sale or transfer without an effective registration statement or an applicable exemption from registration.

On September 17, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which Evergreen Capital Management, LLC (the “Purchaser”) agreed to purchase at a discount for an aggregate subscription price of $1,200,000 an aggregate of $1,440,000 in principal amount of promissory notes (“Notes”) and Common Stock Purchase Warrants (“Warrants”) for a total of 124,138 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) in three (3) tranches. Pursuant to the Purchase Agreement, (1) the first tranche of $600,000 in subscription amount of Notes (to purchase an aggregate of $720,000 in principal amount of Notes) and Warrants to purchase an aggregate of 62,069 shares of Common Stock was closed upon execution of the Purchase Agreement, (2) the second tranche of $400,000 in subscription amount of Notes (to purchase an aggregate of $480,000 in principal amount of Notes) and Warrants to purchase an aggregate of 41,379 shares of Common Stock will occur within three business days after the filing by the Company of a Registration Statement on Form S-1 (the “Registration Statement”) for the sale of Common Stock that will be listed on a national securities exchange, and (3) the third tranche of $200,000 in subscription amount of Notes (to purchase an aggregate of $240,000 in principal amount of Notes) and Warrants to purchase an aggregate of 20,690 shares of Common Stock will occur, at the option of the Purchaser, which the Purchaser may exercise in its sole discretion, three business days after the receipt by the Company and delivery to the Purchaser of the first comment letter of the Staff of the Securities and Exchange Commission (the “Commission”) relating to the Registration Statement or a letter from the Staff of the Commission to the effect that the Registration Statement will not be reviewed by the Staff of the Commission. In connection with the transactions under the Purchase Agreement, the Company entered into an amendment to its existing Engagement Letter with ThinkEquity, LLC (the “Placement Agent”) pursuant to which the Company agreed to issue to the Placement Agent warrants to purchase Common Stock equal to 8% of the shares of Common Stock issued or underlying the Warrants issued under the Purchase Agreement. These warrants (the “Placement Agent Warrants”) are to have the same terms and conditions, including exercise price and registration rights, as the Warrants issued pursuant to the Purchase Agreement. Each Note, each Warrant, each Placement Agent Warrant and any shares of Common Stock issuable upon conversion of a Note or exercise of a Warrant or Placement Agent Warrant was or will be issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder. The Purchaser and the Placement Agent have each represented that it is an “accredited investor,” as defined in Regulation D, and has acquired and will be acquiring the securities described herein for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Resale of the securities is restricted, and a legend appears on the Notes, the Warrants and the Placement Agent Warrants prohibiting sale or transfer without an effective registration statement or an applicable exemption from registration. Accordingly, sale of the Notes, the Warrants and the Placement Agent Warrants and the issuance of shares of Common Stock upon conversion of the Notes or exercise of the Warrants and the Placement Agent Warrants have not been registered under the Securities Act of 1933, as amended.

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

Overview

TraQiQ was incorporated in the State of California on September 9, 2009 as Thunderclap Entertainment, Inc. On July 14, 2017, Thunderclap Entertainment, Inc. changed its name to TraQiQ, Inc. On July 19, 2017, the Company entered into a Share Exchange Agreement with the stockholders of OmniM2M, Inc. (“OmniM2M”) and TraQiQ Solutions, Inc. dba Ci2i Services, Inc. (formerly Ci2i Services, Inc. – amended November 6, 2019) (“Ci2i”) whereby the stockholders of OmniM2M and Ci2i agreed to exchange all of their respective shares, representing 100% ownership in OmniM2M and Ci2i in exchange for 1,500,000 shares of the Company’s common stock, respectively. The OmniM2M Shareholders and the Ci2i Shareholders were issued their respective 1,500,000 shares on a pro rata basis based on their respective holdings in OmniM2M and Ci2i in the Share Exchange Agreement. The Share Exchange was accounted for as a reverse merger whereas Ci2i is considered the accounting acquirer and TraQiQ, Inc. is considered the accounting acquiree. Accordingly, the consolidated financial statements included the accounts of Ci2i for all periods presented and the accounts of TraQiQ, Inc. and OmniM2M, which was acquired by the Company on July 19, 2017 since the date of acquisition. For accounting purposes, the acquisition of OmniM2M is recorded at historical cost in accordance with Accounting Standard Codification (“ASC”) 805-50-25-2 as this is considered an acquisition of entities under common control as the management of the Company and OmniM2M control the activities of the respective companies. Prior to the merger with Ci2i and acquisition of OmniM2M, the Company was considered a shell company under Rule 12b-2 of Exchange Act. On December 1, 2017, the Company entered into a Share Purchase Agreement with Ajay Sikka (“Sikka”), the sole shareholder of Transport IQ, Inc. whereby Sikka sold all of the shares in TransportIQ, Inc. (“TransportIQ”) in exchange for $18,109, in the form of cancellation of all of the debt of TransportIQ that was owed to the Company. The transaction became effective upon the execution of the agreement by Sikka and the Company; and Transport IQ, Inc, is now a wholly-owned subsidiary of the Company. Because TransportIQ was commonly controlled and owned, the transaction was recorded at the historical carrying value of TransportIQ’s assets and liabilities.

Ci2i is a services company founded in 1998 that develops and deploys intelligent technologies and products in order to meet the demand for sustainable, integrated solutions. Ci2i’s primary focus has been in the analytics and intelligence segments. The Company is investing significantly in building products in the area of supply chain and last mile delivery.

On May 16, 2019, the Company entered into a Share Exchange Agreement with TRAQIQ Solutions Private Limited (TraQ Pvt Ltd), formerly known as Mann-India Technologies Pvt Ltd. Pursuant to the agreement, the Company acquired 100% of the shares of TRAQ Pvt Ltd. and assumed certain net liabilities in exchange for warrants exercisable over five-years to purchase up to 166,159 shares of common stock of the Company valued at $268 at an exercise price of $0.0008. The warrants are exercisable as follows: (i) 12,596 warrants immediately upon closing; (ii) 107,494 warrants exercisable one-year after the date of closing; and (iii) 46,069 warrants exercisable two-years after the date of closing. This transaction is being recorded as a business combination under ASC 805.

The warrants that are exercisable in one-year and two-years were conditioned upon TRAQ Pvt Ltd. achieving certain revenue figures and pre-tax profit percentages. For the warrants to become exercisable, TRAQ Pvt Ltd. was required to achieve target revenue of $1.1 million and pre-tax profit of 25% in 2019 and 2020, respectively, with the amount of such warrants becoming exercisable reduced proportionally to the extent TRAQ Pvt Ltd. failed to achieve these targets. A total of 52,391 of these warrants were cancelled effective May 16, 2021 as a result of these criteria not being achieved. There were 56,400 of these warrants exercised during 2021 and 57,368 warrants remain outstanding as of December 31, 2021.

Effective December 31, 2020, Ci2i acquired the net assets of OmniM2M and TransportIQ, and then dissolved those entities in January 2021. The value of those transactions were for the assumed liabilities of Omni and TransportIQ, and no cash was exchanged.

On January 22, 2021, the Company entered into a Share Exchange Agreement with Rohuma, LLC, a Delaware limited liability company (“Rohuma”) and its members, whereby the Rohuma members agreed to exchange all of their respective membership interests in Rohuma in exchange for up to 536,528 shares of common stock, of which the first tranche of 320,285 shares was issued upon closing on March 1, 2021, with the remaining value reflected as contingent consideration until the shares vest at which time they will be issued. Issuance of the remaining shares is contingent upon Rohuma achieving certain revenue targets for the calendar years 2021 and 2022. The Company is making final determination on the revenue targets to ascertain that the second tranche of shares should be issued.

The transaction was valued at $3,433,776 ($6.40 per share). Rohuma has an Indian affiliate that is owned 99% by Rohuma and 1% by its founding member. Rohuma controls this entity and the 1% ownership by the member is now less than 1% upon acquisition by the Company. This amount is reflected as a non-controlling interest.

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

On February 17, 2021, the Company entered into a Share Exchange Agreement with Mimo Technologies Private Ltd., an Indian corporation (“Mimo”), and its shareholders, whereby the Mimo shareholders exchanged all of their respective shares in Mimo for warrants to purchase up to 170,942 shares of the Company’s common stock. Of these warrants, 102,565 were earned at the date of acquisition, with the remaining 68,377 warrants to be earned during the remainder of 2021 and 2022 subject to Mimo meeting certain revenue goals for 2021 and 2022. The Company is making final determination on the revenue targets to ascertain that the second tranche of warrants should be vested. The warrants have a term of three years and an exercise price of $0.008 and value in the amount of $1,640,447, of which $984,268 is reflected in additional paid in capital, with the remaining $656,179 reflected as contingent consideration. In addition to the issuance of the warrants, TRAQ Pvt Ltd, wrote off $258,736 in amounts due from a note receivable, $123,778 in accounts receivable and $40,354 in a debenture from Mimo. In addition, the Company made a cash payment to one of the minority shareholders of Mimo in the amount of $22,338. The Company acquired over 99% of Mimo with the remaining percentage of less than 1% reflected as a non-controlling interest.

Mimo provides delivery and task worker solutions across India. Mimo works with Banking, Financial, Logistics and Distribution companies, to take their products and services to semi-urban and rural India. Mimo trains the agents in each Product or Service through an online and classroom training platform.

Going Concern

The Company has an accumulated deficit of $8,953,768 and a working capital deficit of $9,844,269 as of December 31, 2021, compared to a working capital deficit of $3,168,246 as of December 31, 2020. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Professional Service Revenue

TRAQ Pvt Ltd. generally derives a large part of its revenues from professional and support services, which includes revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers using their systems. Revenue from arrangements with customers is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as discussed in ASC 606. In instances where multiple performance obligations are identified, the Company allocates the transaction price to each performance obligation based on relative selling prices of each distinct product or service, and recognizes revenue related to each performance obligation at the points in time that each performance obligation is satisfied. The Company’s performance obligation includes providing customization of software and the selling of licenses, where the Company typically satisfies its performance obligations prior to the submission of invoices to the customer for such services. The Company’s performance obligation for consulting and technical support is delivered on as the work is being performed, which is satisfied prior to invoicing. The Company generally collects payment within 30 to 60 days of completion of the performance obligation and there are no agency relationships.

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

Revenue From Sales of Goods

Revenue from arrangements with customers is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as discussed in ASC 606. The performance obligations are satisfied upon shipment of the merchandise being sold.

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

Foreign Currency Transactions

The Company accounts for foreign currency transactions in accordance with ASC 830, “Foreign Currency Matters” (“ASC 830”), specifically the guidance in subsection ASC 830-20, “Foreign Currency Transactions”. The U.S. dollar is the functional and reporting currency for the Company and its subsidiaries other than the Indian subsidiaries whose functional currency is the Indian Rupee. Pursuant to ASC 830, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting gains or losses upon settlement reported in foreign exchange gain (loss) in the computation of net income (loss). Gains or losses resulting from translation adjustments are reported under accumulated other comprehensive income (loss).

Uncertain Tax Positions

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes”. This requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates the Company’s tax positions on an annual basis.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state and foreign tax jurisdictions. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. Foreign income tax returns are subject to examination by foreign taxing authorities.

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

Results of Operations and Financial Condition for the Year Ended December 31, 2021 as Compared to the Year Ended December 31, 2020

Revenues

For the year ended December 31, 2021 compared to December 31, 2020, the Company’s revenues increased by $1,702,351, or 169%, from $1,009,949 in 2020 to $2,712,300 in 2021. The increase is the result of the acquisitions of Rohuma and Mimo as well as improvement in revenues as TRAQ Pvt Ltd. has started to emerge from the effects of COVID which contributed higher revenue and the addition of new customers in TRAQ Solutions, Inc.

Cost of Sales

For the year ended December 31, 2021 compared to December 31, 2020, the Company’s cost of revenues increased by $1,657,201, or 303%, from $546,569 in 2020 to $2,203,770 in 2021. The increase is the result of the acquisitions of Rohuma and Mimo as well as added direct labor for TRAQ Pvt Ltd, and due to the costs related to our sale of goods of approximately $938,000 in 2021. The Company experienced lower gross profitability in these new engagements, as they ramped up personnel post-COVID.

Operating Expenses

For the year ended December 31, 2021 compared to December 31, 2020, the Company’s salary and salary related costs increased by $1,447,153, or 509%, from $284,258 in 2020 to $1,731,411 in 2021 due to the acquisitions of Rohuma and Mimo as well as increases to management salaries including its CEO.

During the year ended December 31, 2021 compared to December 31, 2020, the Company’s professional fees increased by $613,402, or 305%, from $201,430 in 2020 to $814,832 in 2021. Our professional fees increased in 2021 compared to 2020 due to the acquisitions of Rohuma and Mimo as well as fees related to the acquisitions of those companies, public offering expenses and the preparation of the annual report.

For the year ended December 31, 2021 compared to December 31, 2020, the Company’s rent expense decreased by $69,758, or 68%, from $101,845 in 2020 to $32,087 in 2021 due to TRAQ Pvt Ltd. renegotiating their leases in December 2020, reducing their space due to COVID.

For the year ended December 31, 2021 compared to December 31, 2020, the Company’s depreciation and amortization expense increased $30,220, or 63%, from $47,988 in 2020 to $78,208 in 2021. The increase was the result of the depreciation and amortization expense on the fixed and intangible assets acquired in the Rohuma and Mimo acquisitions.

For the year ended December 31, 2021 compared to December 31, 2020, the Company’s general and administrative expenses increased by $2,621,799, or 1434%, from $182,827 in 2020 to $2,804,626 in 2021 primarily due to the acquisitions of Rohuma and Mimo as well as expenses related to stock-based compensation of $2,433,150.

Interest Expense

For the year ended December 31, 2021 compared to December 31, 2020, the Company’s interest expense increased by $997,576, or 304%, from $328,380 in 2020 to $1,325,956 in 2021 due to higher levels of debt in 2021.

Derivative Liabilities

For the year ended December 31, 2021 compared to December 31, 2020, the Company’s change in the fair value of the derivative liability and derivative expense increased by $1,077,387, from $0 in 2020 to $1,077,387 in 2021 due to the convertible promissory notes and related warrants being classified as derivative liabilities and the changes in the share price over the year ended December 31, 2021. In addition the Company recognized a gain on extinguishment of derivative liabilities of $1,089,675 in 2021 versus $0 in 2020.

Forgiveness of Debt and Other Income

For the year ended December 31, 2021 compared to December 31, 2020, the Company’s forgiveness of debt and other income decreased by $65,294 or 86%, from $76,248 in 2020 to $10,954 in 2021 due to forgiveness of payables in TRAQ Pvt Ltd in 2020 and due to PPP loan forgiveness of $24,640 in 2020. In addition, the Company recognized a loss on the settlement of debt of $108,411 in 2021 and $0 in 2020, respectively.

Net Loss

For the year ended December 31, 2021 compared to December 31, 2020, the Company’s net loss increased by $5,845,454, from $(607,909) in 2020 to $(6,453,363) in 2021 due to the changes noted herein.

Liquidity and Capital Resources

As of December 31, 2021, current assets were $980,747 and current liabilities outstanding amounted to $10,825,016 which resulted in a working capital deficit of $9,844,269. As of December 31, 2020, current assets were $784,914 and current liabilities outstanding amounted to $3,953,160 which resulted in a working capital deficit of $3,168,246.

Net cash used in operating activities was $3,163,103 for the year ended December 31, 2021 compared to $187,164 in 2020. Cash used in operating activities for 2021 and 2020 was primarily related to the loss in operations offset by increases and decreases in accounts payable and accrued expenses and the changes in accounts receivable due to the lack of adequate cash flow of the Company as well as non-cash charges related to stock based compensation, the change in the fair value of the derivative liabilities, gains and losses on extinguishment and settlement of debt and the amortization of discounts related to our debt instruments.

Net cash provided by (used in) investing activities was $20,941 for the year ended December 31, 2021 compared to ($231,586) in the year ended December 31, 2020. Cash provided by (used in) investing activities for 2021 and 2020, related to the advance in the form of a note receivable in the amount of $227,877 and $3,417 in fixed asset additions in 2020 compared to cash paid for acquisitions of $21,825 and cash received in acquisitions of companies of $48,789 as well as acquisitions of fixed assets of $6,023 in 2021.

Net cash provided by financing activities for the year ended December 31, 2021 consisted of proceeds from the issuance of common stock and warrants of $494,545 and convertible notes of $1,715,000, along with proceeds received from related party notes of $2,986,125 and $50,331 in proceeds from issuance of long-term debt. The Company repaid $1,292,397 in related party notes, $515,615 in convertible notes and $214,242 in long-term debt during the year ended December 31, 2021. During the year ended December 31, 2020 the financing activities consisted of proceeds from related party and unrelated party notes of $752,480 as well as repayments of long-term debt to both related and unrelated parties of $238,302. The Company had an increase (decrease) of its cash overdraft of $30,539 and ($228,745).

On January 19, 2021, the Company issued a 12% Convertible Promissory Note to GS Capital Partners, LLC (the “GS Note”) in the principal amount of $125,000. The GS Note has a maturity date of one-year from issuance and is to be repaid commencing on the fifth monthly anniversary and every month thereafter in the amount of $20,000. In the event of a payment default, the GS Note will be convertible into common stock at a conversion price of 66% of the lowest closing stock price over the previous 20 trading days. There are certain price protections for GS Capital Partners, LLC under the terms of the GS Note, which make the conversion option a derivative liability. The Company recorded an original issue discount in the amount of $10,000 and $5,000 was paid out of the proceeds for legal fees. In accordance with the terms of the GS Note, the Company issued 3,250 shares of common stock as a commitment fee and issued 21,250 shares of common stock that are returnable upon the Company repaying the GS Note in accordance with its terms. This note was paid off in 2021.

On February 12, 2021, the Company issued a 10% Convertible Promissory Note to Platinum Point Capital, LLC (the “Platinum Note”) in the principal amount of $400,000. The Platinum Note has a maturity date of one-year from issuance. The Platinum Note is convertible into common stock a conversion price of the greater of (a) $0.08 or (b) 70% of the lowest traded stock price over the previous 15 trading days, provided that the conversion price will not exceed $8.00. There are certain price protections for Platinum Point Capital, LLC under the terms of the Platinum Note, which make the conversion option a derivative liability. The Company granted 25,000 warrants to purchase shares of common stock that have a term of three-years and an exercise price of $2.00 per share with the Platinum Note. The warrants granted with the Platinum Note also contain certain price protections that make the value of the warrants a derivative liability. The Company and Platinum Point Capital, LLC entered into an amendment to exclude the Mimo warrants granted on February 17, 2021 from the price protections. In accordance with the terms of the Platinum Note, the Company issued 7,500 shares of common stock as a commitment fee. This note was repaid/ converted into shares of common stock in 2021.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 5, 2021, the Board of Directors of TraQiQ, Inc. approved the dismissal of AJSH & Co LLP (“AJSH”) as the Company’s independent registered public accounting firm. The Company filed a Current Report on Form 8-K on April 6, 2021 reporting on this event and stating that (1) the reports of AJSH on the Company’s consolidated financial statements for the fiscal years ended December 31, 2020 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles; (2) during the fiscal years ended December 31, 2019 and December 31, 2020, there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with AJSH on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of AJSH would have caused AJSH to make reference thereto in its reports on the consolidated financial statements for such years; and (3) during the fiscal years ended December 31, 2019 and December 31, 2020, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

On April 5, 2021, the Board approved the appointment of T R Chadha & Co LLP (“TRC”) as the Company’s new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal year ending December 31, 2021. During the fiscal years ended December 31, 2019 and December 31, 2020 neither the Company, nor anyone on its behalf, consulted TRC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, and no written report or oral advice was provided to the Company by TRC that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2021, using the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s assessment, management has determined that there are material weaknesses due to the lack of segregation of duties and, due to the limited resources based on the size of the Company. Due to the material weaknesses management concluded that as of December 31, 2021, the Company’s internal control over financial reporting was ineffective. In order to address and resolve the weaknesses, the Company will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company’s financial means allow. To date, the Company’s limited financial resources have not allowed the Company to hire the additional personnel necessary to address the material weaknesses.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The following persons are our executive officers and directors as of March 31, 2022 and hold the positions set forth opposite their respective names. The members of the Board of Directors serve until the next annual meeting and a successor is appointed and qualified, or until resignation or removal.

Name	Age	Position
Ajay Sikka	54	Chairman of the Board, Director, Chief Executive Officer and President

James DuBois	57	Director

Greg Rankich	47	Director

Richard J. Berman	79	Director

Lathika Regunathan	43	President of Mimo Technologies

Sandeep Soni	51	President of Kringle.ai

Michael Pollack	55	Interim Chief Financial Officer

Business Experience

The following is a brief description of the business experience of our executive officers and directors:

Ajay Sikka, Chairman and Director and President

Ajay Sikka was appointed to our Board as its Chairman and the Board appointed him as our Chief Executive Officer, President and Chief Financial Officer on July 19, 2017. From May 2014 to 2020, Mr. Sikka served as Chief Executive Officer of OmniM2M, Inc., an IIoT hardware, software and services company. From March 2011 to the present, Mr. Sikka has also served as Chief Executive Officer of TraQiQ Solutions, Inc. a technology provider that is focused on providing software products, services and support to enterprise customers, including Microsoft, Staples, Accenture, and Pactera. From April 2004 to Feb 2011, Mr. Sikka served as Senior Director at Microsoft Corp. in Redmond, Washington, where he worked in multiple teams, including Law & Corporate affairs, Central IT, and Business Strategy. He also managed Microsoft’s CloudCRM team that provided Customer Relationship Management (CRM) services within Microsoft. From April 2000 to March 2004, Mr. Sikka served as Chief Executive Officer of IndiaHQ Solutions, Inc., a content provider (Websites, newspapers, Yellow pages) for the South Asian community. From April 1996 to April 2000, Mr. Sikka served as Group Manager at Microsoft Corp. in Redmond, Washington where he drove Microsoft’s internet business and content management initiatives with telecommunications and Internet service providers. He arrived at Microsoft subsequent to Microsoft’s purchase of Vermeer, that made the FrontPage product. Mr. Sikka is an active angel investor and board of director member for startup companies and new ventures in the Seattle area.

Mr. Sikka is the founder and Chief Executive Officer of TraQiQ, with extensive software development and sales experience, as well as experience in the South Asian community. He offers the board an inside view of the company’s finances and operations. His service as a board member of other small companies also provides him with insight into the issues facing other small companies, which are valuable to the company.

James DuBois, Director

James DuBois is a member of our Board and was appointed to our Board on February 2, 2018. Since 2016, Mr. Dubois, has served as Global IT Advisor and Board Member at Expeditors International, a global logistics company headquartered in Seattle, Washington. Mr. Dubois has guided IT and business transformation, corporate governance, customer-focused strategic product/services development, security, and risk management. While at Microsoft, as CIO and Chief Information Security Officer from 2014 to 2017, he was involved with directing IT modernization through corporate growth, turnaround, acquisitions integrations and divestitures.

Mr. DuBois has extensive experience in global IT operations as well as corporate governance matters, which assists TraQiQ in formulating and executing its growth strategy. He offers the board a strategic perspective on aspects of the software industry’s future.

Greg Rankich, Director

Greg Rankich is a member of our Board and was appointed to our Board on May 11, 2019. Since May 2018, Mr. Rankich has been co-founder and partner at Better U Today, which is a program designed to provide a simple and straightforward approach to help people achieve their ideal weight through food, education and lifestyle changes. Since January 2017, Mr. Rankich has also served as the managing partner of Kirkland REI, LLC which is a private real estate investment and management firm that focuses on four primary asset classes: Single Residential Properties, Multi-Family Properties, Commercial Properties and Land Acquisition. Since July 2013, Mr. Rankich has served as an Advisory Board Member of Ro Health, which is a rapidly growing medical staffing and home health agency that supplies clients and patients with healthcare providers that are kind and caring. From July 2005 to May 2018, Mr. Rankich served as the Chief Executive Officer of Xtreme Consulting Group, Inc. an $80 million in revenue international services firm focused on improving business performance. Digital Intelligence Systems acquired Xtreme on May 11, 2018. Prior to founding Xtreme, Mr. Rankich held many roles within Microsoft Corporation. In 2010, Mr. Rankich was a finalist for Ernst & Young “Entrepreneur of the Year” award. He is an active member of company boards and advisory panels and is also involved in numerous charities and non-profits in the northwest. Mr. Rankich graduated with a B.A. in International Business and a M.B.A. from Washington State University.

Mr. Rankich’s business background and management experience is valuable to the company as it continues to grow and expand its employee and “gig worker” base.

Richard Berman, Director

Richard Berman’s business career spans over 35 years of venture capital, senior management, and merger & acquisitions experience. In the past five years, Berman has served as a director of many public and private companies. Currently, he is a director of five public companies - Cryoport Inc., a cold chain logistics company, Comsovereign Holding Corp., a U.S.-based developer of 4G LTE advanced and 5G communication systems, BioVie Inc., a clinical-stage drug development company, Advaxis Inc., a clinical-stage biotechnology company, and Cuentas, Inc., a provider of mobile banking and payment solutions serving Latino and Hispanic consumers. Over the last decade he has served on the board of five companies that have reached over one billion in market capitalization - Cryoport, Advaxis, EXIDE, Internet Commerce Corporation, and Ontrak (Catasys). Previously, Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments. Subsequently, he created the largest battery company in the world in the 1980’s, by merging Prestolite, General Battery and Exide to form Exide Technologies (XIDE); helped create SoHo, NYC by developing five buildings. He advised on over $4 billion M&A transactions, completing over 300 deals. Berman is a past director of the Stern School of Business of NYU where he obtained his B.S. and M.B.A. degrees. He also has U.S. and foreign law degrees from Boston College and the Hague Academy of International Law, respectively.

Mr. Berman provides the board with insights from his extensive experience in the purchase, sale and financing of businesses, his experience in financial and operational issues affecting organizations, and his knowledge of legal issues relevant to TraQiQ’s operations.

Lathika Regunathan, President of Mimo Technologies

Besides working in finance, technology and software development in India, Lathika has worked extensively in the Latin-American markets. Beginning in 2017, he was the Founder & President at Mimo Technologies Pvt Ltd., which was subsequently acquired by TraQiQ. Prior to that time, he served as Founder & President at Mann-India Technologies Pvt Ltd, a software solutions and services company focused on the Latin American markets that was also subsequently acquired by TraQiQ. At Mimo, Lathika brings to the table a firm understanding of mobile payment strategy, team management and management consultancy.

Sandeep Soni, President of Kringle.ai

Since 2018, Mr. Soni has served as Founder and President of Rohuma LLC, building loyalty and rewards programs for other businesses. This company was acquired by TraQiQ in 2021. From 2013 to 2018, Mr. Soni served as Chief Operating Officer for Unique Business Systems, where he was responsible for global business, project management and technology development. From 2017 to the present, Mr. Soni has also served as a board member of the Blank Center for Entrepreneurship, headquartered in Boston, Massachusetts, and he previously served as a board member for other banking and public companies. Mr. Soni has on the past run a $4 billion business as chief executive officer of Citigroup’s Consumer Business unit across several countries with responsibility for credit cards, mortgages, insurance and loan products. Mr. Soni has been involved in M&A, early-stage investments and also managed a Special Situation fund helping invest and turn around companies.

Michael Pollack CPA, Interim Chief Financial Officer

Mr. Pollack joined the Company as interim Chief Financial Officer in September 2021. Mr. Pollack has been a partner in a certified public accounting firm for the past fifteen years and specializes in accounting and auditing for small public companies. Mr. Pollack has approximately 35 years of experience in public accounting and consulting to over 100 publicly traded and 250 private companies. Mr. Pollack has also held CFO and Controller positions in an array of industries. Mr. Pollack graduated from the University of Maryland with a Bachelor of Arts in Economics. Mr. Pollack is a member of the American Institute of Certified Public Accountants, as well as licensed to practice in New Jersey, and New York.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Corporate Governance

Code of Business Conduct and Ethics

TraQiQ has adopted a Code of Ethics and Business Conduct to document the ethical principles and conduct we expect from our employees, officers and directors. The Code of Ethics and Business Conduct is applicable to our employees and also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A copy of our Code of Ethics and Business Conduct is available in the Investors section of our website (www.traqiq.com). We will provide a copy of the Code of Ethics to any person without charge, upon request to TraQiQ, Inc., 14205 S.E. 36th St., Suite 100, Bellevue, WA 98006, Attention: Ajay Sikka, CEO.

Audit Committee

The Audit Committee’s primary responsibility is to engage our independent auditors and otherwise to monitor and oversee the audit process. The Audit Committee also undertakes other related responsibilities as detailed in the Audit Committee Charter, including monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics, discussing our risk management policies and reviewing and approving or ratifying any related person transactions. A copy of our Audit Committee Charter is available in the Investors section of our website (www.traqiq.com).

In addition to determining that the members of the Audit Committee are independent directors under the Securities Exchange Act of 1934 and the Nasdaq listing standards, the board of directors has also determined that Richard Berman is an “Audit Committee financial expert” as defined in rules adopted under the Securities Exchange Act of 1934. The members of the Audit Committee are James DuBois, Richard Berman and Greg Rankich, each of whom is an independent director within the meaning of the Nasdaq Stock Market rules. Mr. Berman serves as chair of the Audit Committee.

Nominations for Directors

During 2021, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Delinquent Section 16(a) Reports

During the year ended December 31, 2021, James DuBois filed a late Form 4 report following the conversion of a promissory note into Company stock.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the years ended December 31, 2021 and 2020, compensation awarded to or paid to, or earned by, our Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards (1) ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Ajay Sikka,	2020	$132,646	-	-	$340,600	-	-	-	$473,246
CEO, CFO (through September 2021) and Director	2021	$180,000	-	$1.078,560	$-	-	-	-	$1,258,560

Michael Pollack, Interim CFO (beginning September 2021) (2)	2021	$-	-	-	-	-	-	$39,025	$39,025

(1)	The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. The expected volatility is based on the Company’s stock having just commenced trading on the grant date. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. In calculating the fair value of the Company’s options on the date of grant during the year ended December 31, 2020, the Company assumed a risk-free interest rate of 0.58%, an expected dividend yield of 0%, an expected life of 2 years and an expected volatility of 100%.
(2)	Mr. Pollack is a contracted consultant and is paid through his company KBL, LLP. Amounts represent payments to KBL, LLP for the period September 2021 through December 2021.

Employment Agreement

In 2021 and 2020, Mr. Sikka received a salary of $180,000 and $132,646, respectively. In October 2020, the Company entered into an employment agreement with Mr. Sikka. The agreement has a five year term, subject to earlier termination. Under the agreement, he receives an annual salary of $180,000 and was issued options in connection with his service as chief executive officer to purchase up to 187,500 shares of common stock at an exercise price of $0.44 per share. Of these, 156,250 shares are to vest based on performance over five years with milestones. The remaining 31,250 options have service-based vesting over four years. Mr. Sikka also received options on October 19, 2020 for 31,250 shares of common stock in connection with his service on the company’s board of directors at an exercise price of $0.44 per share, which vest over one year from grant.

Grants of Plan-Based Awards Table

On October 9, 2020, the Board of Directors approved the TraQiQ, Inc. Equity Compensation Plan which was adopted on October 11, 2020. Under this plan our named executive officers received grants of 0 and 218,750 during the years ended December 31, 2021 and 2020, respectively.

Outstanding Equity Awards At Fiscal Year-End For 2021 (1)

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)
Ajay Sikka	196,829	21,921	$0.44	10/19/2030	-	-

(1)	Of Mr. Sikka’s options, options with respect to 31,250 shares vested on October 19, 2021, options with respect to 31,250 shares will vest in equal parts on October 19 of each of the years 2021, 2022, 2023 and 2024, and options with respect to 156,250 shares will vest based on company performance, as determined by the board of directors.

Director Compensation

Directors of the Company receive no compensation other than the opportunity to receive option awards.

In the table below, we have set forth information regarding compensation for 2021 received by each of our directors who is not an officer of the Company. The dollar amounts in the table below for option awards are the grant date fair market values associated with such awards.

2021 Director Compensation Table

	Fees Earned or	Stock	Option	All Other
Name	Paid in Cash	Awards	Awards (1)	Compensation	Total

James DuBois	$—	$—	$—	—	$—
Greg Rankich	—	—	—	—	$—
Richard Berman	—	398,500	—	—	—

(1)	The Company granted in January 2021 (12,500 shares) and April 2021 (31,250 shares) restricted common stock that vest over a three-year period. These grants are service-based grants and are being expensed in accordance with ASC 718 ratably over the three-year period.

Directors’ and Officers’ Liability Insurance

The Company maintains directors’ and officers’ liability insurance insuring its directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions. Such insurance also insures the Company against losses which we may incur in indemnifying our officers and directors.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are James DuBois, Richard Berman and Greg Rankich, each of whom is an independent director within the meaning of the Nasdaq Stock Market rules. No member of the Compensation Committee is or was formerly an officer or an employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s board of directors, nor has such an interlocking relationship existed in the past.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding the ownership of our common stock as of March 4, 2022, by:

●	each director;
●	each person known by us to own beneficially 5% or more of our Common Stock;
●	each officer named in the summary compensation table elsewhere in this Current Report on Form 8-K; and
●	all directors and executive officers as a group.

There were 4,171,602 shares of our common stock issued and outstanding. The following table shows, as of that date, the number of shares and percentage of our common stock held by each person known to us to own beneficially more than five percent of the issued and outstanding Common Stock, by each of our executive officers and directors, and by our executive officers and directors as a group. Unless otherwise specified, the address of each person listed is: 14205 SE 36th Street, Suite 100, Bellevue, WA 98006.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. The percentages of common stock beneficially owned are calculated on the basis of 4,871,894 total common shares issued and outstanding after giving effect to the Share Exchange Agreement, inclusion of stock options, warrants, and shares issuable upon the conversion of notes payable.

Unless otherwise indicated below, to the best of our knowledge each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Common Stock
Five Percent Shareholders, Directors, Nominee and Certain Executive Officers	Amount and Nature of Beneficial Ownership		Percent of Class

Ajay Sikka	2,306,345	(1)	47.3%
James DuBois	35,654	(2)	*
Greg Rankich	52,427	(3)	1.1%
Richard Berman	43,750	(4)	*
Virandra Sikka	408,052		8.4%
Swarn Thiara	325,000		6.7%
Dharam Vir Sikka	244,413		5.0%
Lathika Regunathan	116,316	(5)	2.4%
Sandeep Soni	211,151	(6)	4.3%
Michael Pollack	—		*
All Executive Officers and Directors as a Group (7 persons)	2,765,643	(7)	56.8%

* Less than 1%.

(1)	Consists of 2,051,197 shares owned individually, 58,319 shares owned by his spouse and 196,829 shares represented by stock options exercisable currently or within 60 days of March 9, 2022.
(2)	Consists of 4,404 shares owned individually, and 31,250 shares represented by stock options exercisable currently or within 60 days of March 9, 2022.
(3)	Consists of 37,500 shares owned individually, and 14,927 shares represented by stock options exercisable currently or within 60 days of March 9, 2022.
(4)	Consists of restricted stock grants from January and April 2021 which shares have not been issued. These grants vest over a three-year term, subject to forfeiture should service conditions not be satisfied.
(5)	Consists of 110,718 shares represented by warrants exercisable currently or within 60 days of March 9, 2022 and 5,598 shares represented by stock options exercisable currently or within 60 days of March 9, 2022.
(6)	Consists of 182,419 shares owned individually and 28,732 shares represented by stock options exercisable currently or within 60 days of March 9, 2022.
(7)	Includes 388,054 shares represented by stock options or warrants exercisable currently or within 60 days of March 9, 2022.

Changes in Control

Except for matters described in this Annual Report regarding the Share Exchange Agreement, we are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of us. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of the Company.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2020 Equity Compensation Plan as of December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	491,250	$0.0416	196,250
Equity compensation plans not approved by security holders	-	-	-
Total	491,250	$0.0416	196,250

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Party Transactions

Except as described below, since January 1, 2021, there have been no transactions, whether directly or indirectly, between the Company and any of our officers or former officers, directors or former directors or their family members or any five percent or greater beneficial stockholder of the Company.

The details for amount due to related parties were as follows as of December 31, 2021:

December 31,
2021
Amount due to related parties:
Ajay Sikka(1)	$2,908,562
Kunaal Sikka(2)	265,000
Swarm Singh(3)	195,000
Satinder Thiara(4)	32,000
Dharam Sikka(5)	—
James DuBois(6)	—
Greg Rankich(7)	400,000
Former directors and managers of Rohuma and Mimo	91,901
Total	$3,892,463

(1)	These advances from the CEO are unsecured, due on demand and bear interest at 15% annually. Mr. Sikka has agreed to convert $2,000,000 in aggregate principal amount of these obligations to common stock prior to the closing of the proposed offering at a conversion price equal to 80% of the proposed public offering price.

(2)	Unsecured promissory note from Kunaal Sikka, the CEO’s son, dated September 13, 2018, in the amount of $15,000, maturing on December 31, 2019, and accruing interest at an annual rate of 12%. The note was in default as of December 31, 2019 through June 25, 2021 when the note was extended until December 31, 2022. As a result the interest rate was changed to 18% annually (1.50% monthly) through June 25, 2021 and then changed to 6% annually.

Unsecured promissory note from Kunaal Sikka, the CEO’s son, dated December 15, 2021, in the amount of $250,000, maturing on December 31, 2022, and accruing interest at an annual rate of 15%.

(3)	Note payable to Swarn Singh, father-in-law of the CEO, entered into January 3, 2017 ($25,000) and February 1, 2017 ($20,000) at interest rate of 15% annually (1.25% monthly). These are unsecured notes. Both notes were due December 31, 2019. The notes are in default as of December 31, 2019. As a result the interest rate was changed to 21% annually (1.75% monthly).

Unsecured promissory note to Swarn Singh, father-in-law of the CEO, dated December 15, 2021, in the amount of $150,000, maturing on December 31, 2022, and accruing interest at an annual rate of 15%.

(4)	Notes payable to Satinder Thiara entered into May 25, 2016 ($22,000) which is due December 31, 2021, December 13, 2016 ($10,000) which is due December 31, 2021, and May 1, 2018 ($25,000) which matured December 31, 2019 at interest rate of 15% annually (1.25% monthly). These are unsecured loans. The May 1, 2018 note is in default as of December 31, 2019. As a result the interest rate was changed to 21% annually (1.75% monthly). The May 1, 2018 note that matured December 31, 2019 was converted along with $12,392 in accrued interest into 5,499 shares of common stock on March 5, 2021.

(5)	The Company entered into convertible notes with Dharam V. Sikka, father of CEO, pursuant to a convertible note payable issued in August 2017 ($20,000), November 2017 ($30,000) and May 2018 ($25,000), with an interest rate of 6% and conversion terms as the Notes described above, maturing on December 31, 2019 and is convertible into shares of the Company’s common stock at a conversion rate equal to eighty percent (80%) of the average closing share price as quoted on the OTC Markets for the five (5) trading days prior to the date of conversion., These notes were converted into common stock in March 2021.

(6)	The Company entered into a convertible note with James DuBois, a director of the Company in November 2017 in the amount of $20,000, at a 6% annual interest rate and conversion terms as the Notes described in (5) above, initially maturing on July 31, 2018, extended to December 31, 2019, This note was converted into common stock in March 2021.

(7)	Note payable to a director dated June 15, 2021 that matured December 12, 2021 in the amount of $400,000. The note does not bear interest however the director received two tranches of 18,750 shares each for lending this amount. If the note is repaid by the maturity date, one of the two tranches of 18,750 shares will be returned. The Company and the director extended the maturity date of this note to June 14, 2022.

Policy on Future Related Party Transactions

The Company requires that any related party transactions must be approved by a majority of the Company’s independent directors.

Board Independence

Our board of directors currently consists of four members. Of these, our board has determined that three (Mr. DuBois, Mr. Berman and Mr. Rankich) qualify as “independent directors” under the listing standards of The Nasdaq Stock Market, Inc. and do not have any material relationships with TraQiQ that might interfere with their exercise of independent judgment. In addition, TraQiQ is a “Controlled Company” as defined in the Nasdaq listing standards because more than 50% of the company’s voting power is held by one individual. The company is, therefore, pursuant to Nasdaq Marketplace Rule 5615(c)(2), exempt from certain aspects of Nasdaq’s listing standards relating to independent directors. Nevertheless, the company has voluntarily complied with some of such rules, and a majority of the members of the board of directors are “independent directors” under Nasdaq rules.

Item 14. Principal Accounting Fees and Services.

The aggregate fees incurred for each of the last two years for professional services rendered by TRC for 2021 and AJSH for 2020 the independent registered public accounting firms for the audits of the Company’s annual financial statements included in the Company’s Form 10-K and reviews of financial statements for its quarterly reports (Form 10-Q) are reported below. See Item 9A for further information on the change in the independent registered public accounting firms that took place on April 5, 2021.:

	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total
2021	$31,300	$-	$-	$-	$31,300
2020	$27,500	$-	$-	$-	$27,500

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2021 and 2020.

Audit Related Fees

The aggregate fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported “Audit Fees” for the years ended December 31, 2021 and 2020.

Tax Fees

The aggregate fees billed for professional services rendered by principal accountant for tax compliance, tax advice and tax planning during the years ended December 31, 2021 and 2020.

All Other Fees

Other fees billed for products or services provided by the Company’s principal accountant during the years ended December 31, 2021 and 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The financial statements filed as a part of this report are set forth beginning on page F-1.

Financial Statement Schedules

No financial statement schedules are required to be filed with this report.

Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Articles of Incorporation, as amended		10-K		3.1	3/22/2021

3.2	Bylaws		S-1		3.2	3/7/2011

4.1(a)	Note Purchase Agreement and Note, dated July 19, 2017 between the Company and Donald P. Hateley		8-K/A		4.1(a)	8/24/2017

4.1(b)	Note Purchase Agreement and Note, dated July 19, 2017 between the Company and Alena Borisova		8-K/A		4.1(b)	8/24/2017

4.1(c)	Description of Capital Stock		10-K			3/22/2021

4.2(a)	Certificate of Determination for Series A Preferred		8-K/A		4.2(a)	8/3/2017

10.1	Share Exchange Agreement dated July 19, 2017, fully executed on August 3, 2017		8-K/A		10.1	8/24/2017

10.2	TraQiQ, Inc. 2020 Equity Incentive Plan+		10-K			3/22/2021

10.3	Employment Agreement dated October 19, 2020 between TraQiQ, Inc. and Ajay Sikka.+		S-1		10.3	10/5/2021

10.4	Note Purchase Agreement and Note, dated June 15, 2021 between the Company and Greg Rankich.		8-K		10.1 & 10.2	6/16/2021

10.5	Share Exchange Agreement dated January 22, 2021, between TraQiQ, Inc. and Rohuma, LLC.		8-K/A		10.1	1/26/2021

10.6	Exchange Agreement dated February 17, 2021, between TraQiQ, Inc. and Mimo-Technologies Pvt. Ltd.		8-K		10.1	2/17/2021

10.7	12% Convertible Promissory Note dated January 19, 2021 to GS Capital Partners, LLC. 12% Convertible Promissory Note dated January 19, 2021 to GS Capital Partners, LLC.		S-1		10.7	10/5/2021

10.8	10% Convertible Promissory Note dated February 12, 2021 to Platinum Point Capital, LLC.		S-1		10.8	10/5/2021

10.9	Securities Purchase Agreement dated September 17, 2021.		8-K		10.1	9/20/2021

10.10	20% Convertible Promissory Note dated September 17, 2021 to Evergreen Capital Management, LLC.		8-K		10.2	9/20/2021

10.11	Common Stock Purchase Warrant dated September 17, 2021.		8-K		10.3	9/20/2021

10.12	Security Agreement dated September 17, 2021.		8-K		10.4	9/20/2021

21	Subsidiaries of the Registrant		10-K		21	3/22/2021

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS Inline XBRL Instance Document *

101.SCH Inline XBRL Taxonomy Extension Schema Document *

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TraQiQ Inc.

Date: March 31, 2022	By:	/s/ Ajay Sikka
	Name:	Ajay Sikka
	Title:	Chairman of the Board of Directors & Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2022	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 31, 2022	By:	/s/ James DuBois
	Name:	James DuBois
	Title:	Director

Date: March 31, 2022	By:	/s/ Greg Rankich
	Name:	Greg Rankich
	Title:	Director

Date: March 31, 2022	By	/s/ Richard Berman
	Name:	Richard Berman
	Title:	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of TraQiQ Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TraQiQ, Inc. and its subsidiaries (collectively, the “Company”) as on December 31, 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows, for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a accumulated deficit of $8,953,768 and working capital deficit of $9,844,269, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going concern- refer to note 2 of the financial statements

Critical audit matter description	The Company raised a substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time. The financial statements for the year under audit have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. See the explanatory paragraph of the opinion paragraph.
How the Critical Audit Matter was addressed in the Audit	●	We evaluated whether there is substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time.
	●	We obtained information about management’s plans that are intended to mitigate the effect of such conditions or events, and assess the likelihood that such plans can be effectively implemented.
	●	We added explanatory paragraph to the audit report

/s/ TR Chadha & Company LLP

We have served as the Company’s auditor since April, 2021

New Delhi, India

March 30, 2022

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

New Delhi, India
March 22, 2021

TRAQIQ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

IN US$

	DECEMBER 31,	DECEMBER 31,
	2021	2020

ASSETS

Current Assets:
Cash	$56,329	$29,658
Accounts receivable, net	774,146	521,618
Note receivable - related party	-	227,877
Prepaid expenses and other current assets	150,272	5,761

Total Current Assets	980,747	784,914

Fixed assets, net	34,165	36,373
Intangible assets, net	1,206,966	444,584
Goodwill	5,863,058	-
Restricted cash	114,199	28,746
Long-term investment	-	40,603
Deferred tax assets	116,111	-
Right-of-use asset	112,076	126,118
Long-term taxes receivable	122,136	316,525
Other assets	3,137	3,196

Total Non-current Assets	7,571,848	996,145

TOTAL ASSETS	$8,552,595	$1,781,059

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$2,146,015	$1,163,505
Cash overdraft	218,747	188,721
Accrued payroll and related taxes	412,144	327,084
Accrued taxes and duties payable	72,169	46,577
Deferred revenue	3,831	-
Derivative liability	1,152,620	-
Contingent consideration - Rohuma	1,383,954	-
Contingent consideration - Mimo	656,179	-
Current portion - lease liability	13,071	8,779
Current portion - long-term debt - related parties	3,892,463	1,843,399
Current portion - long-term debt	218,972	133,761
Current portion - convertible notes payable, net of discounts	654,851	-
Current portion - convertible debt - long-term debt - related and unrelated parties	-	241,334

Total Current Liabilities	10,825,016	3,953,160

Long-term debt, net of current portion	36,052	59,856
Long-term debt - related parties, net of current portion	-	-
Lease liability, net of current portion	109,830	125,219

Total Non-current Liabilities	145,882	185,075

Total Liabilities	10,970,898	4,138,235

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value, $0.0001, 10,000,000 shares authorized, Series A Convertible Preferred, 0 and 50,000 shares issued and outstanding, respectively	-	5
Common stock, par value, $0.0001, 300,000,000 shares authorized, 4,171,638 and 3,412,281 issued and outstanding, respectively	417	341
Additional paid in capital	6,508,931	119,650
Accumulated deficit	(8,953,768)	(2,504,893)
Accumulated other comprehensive income (loss)	30,605	27,721

Total Stockholders’ Equity (Deficit) before Non-controlling Interest	(2,413,815)	(2,357,176)
Non-controlling interest	(4,488)	-

Total Stockholders’ Equity (Deficit)	(2,418,303)	(2,357,176)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,552,595	$1,781,059

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

IN US$

	YEARS ENDED
	DECEMBER 31,
	2021	2020

REVENUE	$2,712,300	$1,009,949
COST OF REVENUE	2,203,770	546,569
GROSS PROFIT	508,530	463,380

OPERATING EXPENSES
Salaries and salary related costs	1,731,411	284,258
Professional fees	814,832	201,430
Rent expense	32,087	101,845
Depreciation and amortization expense	78,208	47,988
General and administrative expenses	2,804,626	182,827

Total Operating Expenses	5,461,164	818,348

OPERATING LOSS	(4,952,634)	(354,968)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	(952,421)	-
Derivative expense	(124,966)	-
Gain on sale of assets	146	-
Gain on extinguishment of derivative liability	1,089,675	-
Loss on settlement of debt, net	(108,411)	-
PPP forgiveness and other income	10,954	76,248
Interest expense, net of interest income	(1,325,956)	(328,380)
Total other income (expense)	(1,410,979)	(252,132)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(6,363,613)	(607,100)

Provision for income taxes	89,750	809

NET LOSS	(6,453,363)	(607,909)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	4,488	-
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(6,448,875)	$(607,909)

Other comprehensive loss
Foreign currency translations adjustment	2,884	6,477
Comprehensive loss	$(6,445,991)	$(601,432)

Net loss per share	$(1.64)	$(0.18)

Weighted average common shares outstanding - basic and diluted	3,930,807	3,412,245

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE Years ENDED DECEMBER 31, 2021 AND 2020

IN US $

					Additional			Accumulated
	Series A Preferred		Common Stock		Paid-In Capital -	Accumulated	Subscription	Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Common	Deficit	Receivable	Income (Loss)	Interest	Total

Balance - January 1, 2020	50,000	$5	3,412,281	$341	$15,012	$(1,896,984)	$-	$21,244	$-	$(1,860,382)

Stock-based compensation on granting of options	-	-	-	-	104,638	-	-	-	-	104,638

Net loss for the year	-	-	-	-	-	(607,909)	-	6,477	-	(601,432)

Balance - December 31, 2020	50,000	5	3,412,281	341	119,650	(2,504,893)	-	27,721	-	(2,357,176)

Shares of stock issued for cash	-	-	75,625	7	494,493	-	-	-	-	494,500

Shares of stock issued for conversion of notes payable and accrued interest	-	-	83,773	8	427,560	-	-	-	-	427,568

Shares of stock issued for services rendered	-	-	178,875	18	1,344,977	-	-	-	-	1,344,995

Shares of stock issued for acquisition of Rohuma (first tranche)	-	-	320,285	32	2,049,789	-	-	-	-	2,049,821

Shares of stock issued for providing note payable	-	-	37,500	4	446,996	-	-	-	-	447,000

Conversion of Series A Preferred Stock to Common Stock	(50,000)	(5)	6,899	1	4	-	-	-	-	-

Shares issued for exercise of warrants	-	-	56,400	6	39	-	-	-	-	45

Stock-based compensation on granting of options	-	-	-	-	412,447	-	-	-	-	412,447

Stock-based compensation - warrants granted for consulting	-	-	-	-	122,070	-	-	-	-	122,070

Stock-based compensation for restricted stock grants (shares not issued)	-	-	-	-	106,638	-	-	-	-	106,638

Warrants earned for acquisition of Mimo	-	-	-	-	984,268	-	-	-	-	984,268

Net loss for the year	-	-	-	-	-	(6,448,875)	-	2,884	(4,488)	(6,450,479)

Balance - December 31, 2021	-	$-	4,171,638	$417	$6,508,931	$(8,953,768)	$-	$30,605	$(4,488)	$(2,418,303)

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

IN US$

	2021	2020
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(6,448,875)	$(607,909)
Adjustments to reconcile net loss to net cash (used in) operating activities
Change in non-controlling interest	(4,488)	-
Bad debt expense	238,422	-
Forgiveness of debt	(10,057)	(64,725)
Depreciation and amortization	78,208	47,988
Lease cost, net of repayment	3,091	6,297
Foreign currency (gain) loss	3,785	29,587
Stock-based compensation	641,155	104,638
Common stock issued for services rendered	1,791,995	-
Change in fair value of derivative liability and derivative expense	1,077,387	-
Gain on extinguishment of derivative liability	(1,089,675)	-
Loss on settlement of debt	108,411	-
Amortization of discounts on debt	629,759	-
Gain on sale of assets	(146)	-
Changes in assets and liabilities
Accounts receivable	(528,965)	65,816
Prepaid expenses and other current assets	294,165	(144,600)
Other assets	-	28,647
Accounts payable, accrued expenses and deferred taxes	85,383	293,943
Accrued payroll and payroll taxes	(24,784)	55,967
Accrued duties and taxes	(7,874)	(2,813)
Total adjustments	3,285,772	420,745
Net cash (used in) operating activities	(3,163,103)	(187,164)

CASH FLOWS FROM INVESTING ACTIVITES
Cash received in acquisition of Mimo	42,844	-
Cash received in acquisition of Rohuma	5,945	-
Acquisition of Mimo	(21,825)	-
Advances of note receivable - related party	-	(227,877)
Acquisition of fixed assets	(6,023)	(3,709)
Net cash provided by (used in) investing activities	20,941	(231,586)

CASH FLOWS FROM FINANCING ACTIVITES
Increase (decrease) in cash overdraft	30,539	(228,745)
Proceeds from the issuance of common stock	494,500	-
Proceeds from the exercise of warrants	45	-
Proceeds from convertible notes	1,715,000	-
Repayment of convertible notes	(515,615)	-
Proceeds from long-term debt - related parties	2,986,125	554,940
Repayment of long-term debt - related parties	(1,292,397)	(42,100)
Proceeds from long-term debt	50,331	197,540
Repayments of long-term debt	(214,242)	(196,202)
Net cash provided by financing activities	3,254,286	285,433

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	112,124	(133,317)

CASH AND RESTRICTED CASH - BEGINNING OF YEAR	58,404	191,721

CASH AND RESTRICTED CASH - END OF YEAR	$170,528	$58,404

CASH PAID DURING THE PERIOD FOR:
Interest expense	$132,166	$84,830
Income taxes	$89,750	$1,609

SUMMARY OF NON-CASH ACTIVITIES:
Acquisition of Rohuma:
Accounts receivable	$4,179	$-
Prepaid and other current assets	8,943	-
Fixed assets	4,512	-
Investment	1,440	-
Accounts payable and accrued expenses	(58,153)	-
Accrued duties and taxes	(2,688)	-
Long-term debt - related parties	(37,776)	-
Long-term debt	(10,000)	-
Cash overdraft	(2,980)	-
Cash	6,027	-

Total net assets acquired	(86,496)	-

Consideration per Share Exchange Agreement	3,433,776	-

Goodwill/(Bargain Purchase Gain)	$3,520,272	$-

Acquisition of Mimo Technologies:
Accounts receivable	$58,692	$-
Prepaid and other current assets	272,872	-
Fixed assets	153,186	-
Intellectual property	508,669	-
Tradenames	169,556	-
Accounts payable and accrued expenses	(708,833)	-
Accrued payroll and related taxes	(104,750)	-
Accrued duties and taxes	(28,213)	-
Long-term debt - related parties	(343,118)	-
Long-term debt	(236,712)	-
Comprehensive income	(42,735)	-
Cash	43,851	-

Total net assets acquired	(257,535)	-

Consideration per Share Exchange Agreement	2,085,653	-

Goodwill/(Bargain Purchase Gain)	$2,343,188	$-

Common stock issued for conversion of long-term debt, related and unrelated parties	$427,568	$-

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ , INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

TraQiQ, Inc. (along with its wholly owned subsidiaries, referred to herein as the “Company”) was incorporated in the State of California on September 9, 2009 as Thunderclap Entertainment, Inc. On July 14, 2017, Thunderclap Entertainment, Inc. changed its name to TraQiQ, Inc. On July 19, 2017, the Company entered into a Share Exchange Agreement (“Share Exchange”) with the stockholders of OmniM2M, Inc. (“OmniM2M”) and TraQiQ Solutions, Inc. dba Ci2i Services, Inc. (formerly Ci2i Services, Inc. – amended November 6, 2019) (“Ci2i”) whereby the stockholders of Omni and Ci2i exchanged all of their respective shares, representing 100% ownership in OmniM2M and Ci2i in exchange for 1,500,000 shares of the Company’s common stock, respectively. The OmniM2M Shareholders and the Ci2i Shareholders have each been issued their respective 1,500,000 shares on a pro rata basis based on their respective holdings in OmniM2M and Ci2i in the Share Exchange Agreement. The Share Exchange was accounted for as a reverse merger whereas Ci2i is considered the accounting acquirer and TraQiQ,Inc. is considered the accounting acquiree. For accounting purposes, the acquisition of Omni is recorded at historical cost in accordance with Accounting Standard Codification (“ASC”) 805-50-25-2 as this is considered an acquisition of entities under common control as the management of the Company and Omni control the activities of the respective companies. Prior to the merger with Ci2i and acquisition of Omni, the Company was considered a shell company under Rule 12b-2 of the Exchange Act. On December 1, 2017, The Company entered into a Share Purchase Agreement (the “Share Exchange Agreement”) with Ajay Sikka (“Sikka”), the sole shareholder of Transport IQ, Inc. whereby Sikka agreed to sell all of the shares in TransportIQ, Inc. (“TransportIQ”) in exchange for $18,109, in the form of cancellation of all of the debt of TransportIQ that is owed to the Company. The transaction became effective upon the execution of the Share Exchange Agreement by Sikka and the Company; and Transport IQ, Inc, is now a wholly-owned subsidiary of the Company. Because TransportIQ was commonly controlled and owned, the transaction was recorded at the historical carrying value of TransportIQ’s assets and liabilities.

The Financial Industry Regulatory Authority on March 18, 2022, approved a reverse 1 for 8 stock split of the Company’s common shares. The reverse split was effective on March 21, 2022. The common shares and common share equivalents as well as the per-share amounts have been retroactively restated in accordance with ASC 855-10-25 and the loss per share figures have been retroactively restated in accordance with ASC 260-10-55-12.

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

TraQiQ Solutions Private Limited

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation (“Mann”). On January 2, 2020, Mann changed its name to TraQiQ Solutions Private Limited (“TRAQ Pvt Ltd”). Pursuant to the Share Exchange Agreement with Mann, the Company acquired 100% of the shares of Mann and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 166,159 shares of common stock of the Company valued at $268. The warrants will be exercisable as follows: (i) 12,596 warrants immediately; (ii) 107,494 warrants exercisable one-year after the date of closing, which was extended to March 31, 2021; and (iii) 46,069 warrants exercisable two-years after the date of closing. This transaction is being recorded as a business combination under ASC 805. There were 56,400 of these warrants exercised during 2021 and 57,368 warrants remain outstanding as of December 31, 2021.

The warrants that are exercisable in one-year and two-years are conditioned upon TRAQ Pvt Ltd. achieving certain revenue figures and pre-tax profit percentages. TRAQ Pvt Ltd. must achieve target revenue of $1.1 million (US$) and pre-tax profit of 25% (US$). Should TRAQ Pvt Ltd. be unable to achieve these criteria, the warrants will be reduced proportionately. A total of 52,391 of these warrants were cancelled effective May 16, 2021 as a result of these criteria not being achieved.

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

Rohuma, LLC

On January 22, 2021, the Company entered into a Share Exchange Agreement with Rohuma, LLC, a Delaware limited liability company (“Rohuma”) and its members, whereby the Rohuma members agreed to exchange all of their respective membership interests in Rohuma in exchange for 536,528 shares of common stock, of which the first tranche of shares were issued on March 1, 2021 totaling 320,285 shares, with the remaining value reflected as contingent consideration until the shares vest at which time they will be issued. The transaction was valued at $3,433,776 ($6.40 per share). The Company is making final determination on the revenue targets to ascertain that the second tranche of shares should be issued. Rohuma has an Indian affiliate that is owned 99% by Rohuma and 1% by its founding member. Rohuma controls this entity and the 1% ownership by the member is now less than 1% upon acquisition by the Company. This amount is reflected as a non-controlling interest.

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

Mimo Technologies Private Limited

On February 17, 2021, the Company entered into a Share Exchange Agreement with Mimo Technologies Private Ltd., and Indian corporation (“Mimo”) and its shareholders, whereby the Mimo shareholders agreed to exchange all of their respective shares in Mimo in exchange for warrants to purchase 170,942 shares of the Company’s common stock. Of these warrants, 102,565 were earned at the date of acquisition, with the remaining 68,377 expected to be earned over the next two years from grant based on revenue goals for Mimo. The warrants have a term of three years and an exercise price of $0.008 and value in the amount of $1,640,447, of which $984,268 is reflected in additional paid in capital, with the remaining $656,179 reflected as contingent consideration. The Company is making final determination on the revenue targets to ascertain that the second tranche of warrants should be vested. In addition to the issuance of the warrants, TRAQ Pvt Ltd, wrote off $258,736 in amounts due from a note receivable, $123,778 in accounts receivable and $40,354 in a debenture from Mimo. In addition, a cash payment was made to one of the minority shareholders of Mimo in the amount of $22,338. The Company acquired over 99% of Mimo with the remaining percentage of less than 1% reflected as a non-controlling interest.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less of $56,329 and $29,658 as of December 31, 2021 and 2020, respectively.

Restricted Cash

The Company’s restricted cash balance consists of time deposits with financial institutions which are valued at cost and approximate fair value. Interest earned on these deposits in included in interest income. The carrying value of our restricted cash at December 31, 2021 and 2020 was $114,199 and $28,746, respectively. The balances consist of time deposits pledged with financial institutions for a Line of Credit facility taken from Andhra Bank, issuance of overdraft limit.

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

Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Management has determined that an allowance of $193,535 and $0 was required for the outstanding accounts receivable as of December 31, 2021 and 2020, respectively.

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

Intangible assets with definite useful lives are stated at cost less accumulated amortization. Intangible assets represent purchased intangible assets of TRAQ Pvt Ltd., and Mimo which includes customer relationships and trademarks. The Company amortizes these intangible assets on a straight-line basis over their estimated useful lives of up to 15 years.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Management has determined that no impairment of long-lived assets is required for the years ended December 31, 2021 and 2020.

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

The Company only capitalizes subsequent additions, modifications or upgrades to internally developed software to the extent that such changes allow the software to perform a task it previously did not perform. The Company expenses software maintenance and training costs as incurred. The Company acquired $152,027 in software costs in the Mimo transaction.

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

Revenue From Sales of Goods

Revenue from arrangements with customers is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as discussed in ASC 606. The performance obligations are satisfied upon shipment of the merchandise being sold.

The following is a summary of revenue for the years ended December 31, 2021 and 2020, disaggregated by type:

	2021	2020
Professional Services Revenue	$1,111,353	$935,214
Sale of goods	973,485	-
Software Solution Revenue	627,462	74,735
	$2,712,300	$1,009,949

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

Defined Benefit Plan

In accordance with the Payment of Gratuity Act, 1972, applicable for Indian companies, our Indian entities provide for a lump sum payment to eligible employees, at retirement or termination of employment based on the last drawn salary and years of employment with the Company. Current service costs for defined benefit plans are accrued in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by the Indian entities. The Indian entities record annual amounts relating to their defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. The Indian entities reserves its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The Indian entities obligation in respect of the gratuity plan, which is a defined benefit plan, is provided for based on actuarial valuation.

Other Long-Term Employee Benefits

The Indian entities net obligation in respect of leave encashment is the amount of future benefit that employees have earned in return for their service in the current and prior periods; that benefit is discounted to determine its present value, and the fair value of any related assets is deducted. The discount rate is based on the prevailing market yields of Indian government securities at the reporting date that have maturity dates approximating the terms of the Indian entities obligations. The calculation is performed using the projected unit credit method. Any actuarial gains or losses are recognized.

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

Going Concern

The Company has an accumulated deficit of $8,953,768 and a working capital deficit of $9,844,269, as of December 31, 2021, and a working capital deficit of $3,168,246 as of December 31, 2020. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

NOTE 3: ACQUISITIONS

ROHUMA

On January 22, 2021, the Company entered into a Share Exchange Agreement with Rohuma, LLC, a Delaware limited liability company (“Rohuma”) and its members, whereby the Rohuma members agreed to exchange all of their respective membership interests in Rohuma in exchange for 536,528 shares of common stock, of which the first tranche of shares were issued on March 1, 2021 totaling 320,285 shares, with the remaining value reflected as contingent consideration until the shares vest at which time they will be issued. The transaction was valued at $3,433,776 ($6.40 per share). The Company is making final determination on the revenue targets to ascertain that the second tranche of shares should be issued. Rohuma has an Indian affiliate that is owned 99% by Rohuma and 1% by its founding member. Rohuma controls this entity and the 1% ownership by the member is now less than 1% upon acquisition by the Company. This amount is reflected as a non-controlling interest.

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
$(86,496)

The difference between the net liabilities acquired of $86,496, and the consideration paid (in the form of shares, inclusive of contingent consideration of $1,383,954) of $3,520,272 represents goodwill. The Company had an independent valuation consultant perform an impairment test and it was determined that no impairment exists on the goodwill as of December 31, 2021.

MIMO TECHNOLOGIES

On February 17, 2021, the Company entered into a Share Exchange Agreement with Mimo Technologies Private Ltd., and Indian corporation (“Mimo”) and its shareholders, whereby the Mimo shareholders agreed to exchange all of their respective shares in Mimo in exchange for warrants to purchase 170,942 shares of the Company’s common stock. Of these warrants, 102,565 were earned at the date of acquisition, with the remaining 68,377 expected to be earned over the next two years from grant based on revenue goals for Mimo. The warrants have a term of three years and an exercise price of $0.008 and value in the amount of $1,640,447, of which $984,268 is reflected in additional paid in capital, with the remaining $656,179 reflected as contingent consideration. The Company is making final determination on the revenue targets to ascertain that the second tranche of warrants should be vested. In addition to the issuance of the warrants, TRAQ Pvt Ltd, wrote off $258,736 in amounts due from a note receivable, $123,778 in accounts receivable and $40,354 in a debenture from Mimo. In addition, a cash payment was made to one of the minority shareholders of Mimo in the amount of $22,338. The Company acquired over 99% of Mimo with the remaining percentage of less than 1% reflected as a non-controlling interest.

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
$(257,535)

The difference between the net liabilities acquired of $(257,535), and the consideration paid (in the form of cash and warrants, net of adjustments for the note payable and accounts payable of Mimo with TRAQ Pvt Ltd) of $2,085,653 represents goodwill in the amount of $2,343,188. The Company’s had an independent valuation consultant perform an impairment test and it was determined no impairment of the goodwill exists as of December 31, 2021.

The following table shows pro-forma results for the years ended December 31, 2021 and 2020 as if the acquisition had occurred on January 1, 2020. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Rohuma, Mimo and the Company.

	For the year ended December 31, 2021	For the year ended December 31, 2020
Revenues	$2,748,262	$1,397,940
Net income (loss)	$(6,505,299)	$(1,284,804)
Net income (loss) per share	$(1.68)	$(0.40)

NOTE 4: CASH AND RESTRICTED CASH

Cash and restricted cash are as follows:

	December 31, 2021	December 31, 2020
Cash on hand	$646	$141
Bank balances	55,683	29,517
Restricted cash	114,199	28,746
Total	$170,528	$58,404

ASU 2016-18, “Statements of Cash Flows” (Topic 230) was adopted by the Company in 2017. In accordance with this standard, restricted cash and restricted cash equivalents is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statements of Cash Flows. During the years ended December 31, 2021 and 2020 there were no cash equivalents.

NOTE 5: FIXED ASSETS

The Company’s property and equipment is as follows:

	December 31, 2021	December 31, 2020	Estimated Life

Property and equipment – TRAQ Pvt Ltd.	$627,188	$638,587	3 - 10 years
Property and equipment – Rohuma US	1,100	-	3 - 10 years
Property and equipment – Rohuma India	9,916	-	3 – 10 years
Property and Equipment – Mimo Technologies	7,342	-	3 – 10 years
Less: accumulated depreciation	(611,381)	(602,214)

Net	$34,165	$36,373

Depreciation expense for the years ended December 31, 2021 and 2020 was $13,366 and $14,747, respectively.

NOTE 6: INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	December 31, 2021	December 31, 2020

Customer relationships	$448,800	$448,800
Intellectual property	508,669	-
Tradenames	218,799	49,799
Software	250,095	-
Less: accumulated amortization	(219,397)	(54,015)

Net	$1,206,966	$444,584

Amortization expense for the years ended December 31, 2021 and 2020 was $64,842 and $33,240, respectively.

NOTE 7: GOODWILL

The Company’s goodwill consists of the following:

	December 31, 2021	December 31, 2020

Rohuma	$3,519,870	$-
Mimo Technologies	2,343,188	-

Net	$5,863,058	$-

For the year ended December 31, 2021, there were no indicators of impairment noted.

NOTE 8: LONG-TERM INVESTMENT

The Company’s long-term investment is as follows:

	December 31, 2021	December 31, 2020

Equity Security – Compulsorily Convertible Debenture	$-	$40,603

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

NOTE 9: NOTE RECEIVABLE

The Company’s notes receivable is as follows:

	December 31, 2021	December 31, 2020

MIMO Technologies PVT Ltd	$-	$227,877

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

NOTE 10: CONVERTIBLE NOTES PAYABLE

As of December 31, 2021 and 2020, the Company had the following convertible notes outstanding, all are current liabilities:

		December 31, 2021	December 31, 2020
GS Capital	(a)	$-	$-
Platinum Point Capital	(b)	-	-
Evergreen Capital Management LLC	(c)	1,440,000	-
Total Convertible Notes Payable		$1,440,000	$-
Less: Discounts		(785,149)	-
		$654,851	$-

(a)	On January 19, 2021, the Company entered into a 12% Convertible Promissory Note with GS Capital Partners, LLC (the “GS Note”) in the amount of $125,000. The GS Note has a maturity of one-year and is to be repaid commencing on the fifth month anniversary and every month thereafter in the amount of $20,000. The conversion price of the GS Note is 66% of the lowest closing stock price over the previous 20 trading days. There are certain price protections for GS Capital Partners, LLC under the terms of the GS Note, which make the conversion option a derivative liability. The Company recorded an original issue discount in the amount of $10,000 and $5,000 was paid out of the proceeds for legal fees. In accordance with the terms of the GS Note, the Company issued 3,250 shares of common stock as a commitment fee and issued 21,250 shares of common stock that are returnable upon achievement of the terms of the GS Note. The Company has repaid the GS Note and GS Capital Partners, LLC returned the 21,250 refundable shares in October 2021.

(b)	On February 12, 2021, the Company entered into a 10% Convertible Promissory Note with Platinum Point Capital, LLC (the “Platinum Note”). The Platinum Note has a maturity of one-year. The conversion price of the Platinum Note is the greater of (a) $0.08 or (b) 70% of the lowest closing stock price over the previous 15 trading days. There are certain price protections for Platinum Point Capital, LLC under the terms of the Platinum Note, which make the conversion option a derivative liability. The Company granted 25,000 warrants that have a term of three-years and an exercise price of $16.00 per share with the Platinum Note. The warrants granted with the Platinum Note also contain certain price protections, that make the value of the warrants a derivative liability. The Company and Platinum Point Capital, LLC entered into an amendment to exclude the Mimo warrants granted on February 17, 2021 from the price protections. In accordance with the terms of the Platinum Note, the Company issued 7,500 shares as a commitment fee. On October 6, 2021, Platinum converted $75,000 of their outstanding balance into 50,730 shares of common stock, and then on October 8, 2021, the Company paid the remaining principal balance of $325,000 along with the accrued interest payable of $25,644 and a prepayment penalty of $70,129, for a total of $420,773.

(c)	On September 17, 2021, the Company entered into a 20% OID Senior Secured Promissory Note with Evergreen Capital Management LLC (the “Evergreen 1”) in the amount of $720,000 (includes $120,000 of Original Issue Discount). The Evergreen 1 has a maturity of nine months to June 17, 2022. The Evergreen 1 accrues interest at a rate of 10% per year. The conversion price of Evergreen 1 is the lower of (a) $11.60 (“Fixed Conversion Price”) or (b) upon the occurrence and during the continuation of any Event of Default, if lower, 90% of the average of the two lowest VWAPs for the five (5) consecutive Trading Day that is immediately prior to the applicable Conversion Date (the “Default Conversion Price”). There are certain price protections for Evergreen Capital Management LLC under the terms of Evergreen 1, which make the conversion option a derivative liability. The Company granted 62,069 warrants that have a term of five-years and an exercise price of $11.60 per share with Evergreen 1. The warrants granted with Evergreen 1 also contain certain price protections, that make the value of the warrants a derivative liability.

As a commission on this note, the Company granted to the investment bankers, 4,966 warrants with the same terms as the Evergreen Capital Management warrants. The Company recognized a commission expense for $37,977 on these warrants.

On October 8, 2021, the Company entered into a 20% OID Senior Secured Promissory Note in the amount of $480,000 (includes $80,000 of Original Issue Discount) with Evergreen Capital Management LLC (the “Evergreen 2”). The Evergreen 2 has a maturity of nine months to July 8, 2022. The Evergreen 2 accrues interest at a rate of 10% per year. The conversion price of Evergreen 2 is the lower of (a) $11.60 (“Fixed Conversion Price”) or (b) upon the occurrence and during the continuation of any Event of Default, if lower, 90% of the average of the two lowest VWAPs for the five (5) consecutive Trading Day that is immediately prior to the applicable Conversion Date (the “Default Conversion Price”). There are certain price protections for Evergreen Capital Management LLC under the terms of Evergreen 2, which make the conversion option a derivative liability. The Company granted 41,379 warrants that have a term of five-years and an exercise price of $11.60 per share with Evergreen 2. The warrants granted with Evergreen 2 also contain certain price protections, that make the value of the warrants a derivative liability.

As a commission on this note, the Company granted to the investment bankers, 3,310 warrants with the same terms as the Evergreen Capital Management warrants. The Company recognized a commission expense for $9,695 on these warrants.

On October 15, 2021, the Company entered into a 20% OID Senior Secured Promissory Note in the amount of $240,000 (includes $40,000 of Original Issue Discount) with Evergreen Capital Management LLC (the “Evergreen 3”). The Evergreen 3 has a maturity of nine months to July 15, 2022. The Evergreen 3 accrues interest at a rate of 10% per year. The conversion price of Evergreen 3 is the lower of (a) $11.60 (“Fixed Conversion Price”) or (b) upon the occurrence and during the continuation of any Event of Default, if lower, 90% of the average of the two lowest VWAPs for the five (5) consecutive Trading Day that is immediately prior to the applicable Conversion Date (the “Default Conversion Price”). There are certain price protections for Evergreen Capital Management LLC under the terms of Evergreen 3, which make the conversion option a derivative liability. The Company granted 20,690 warrants that have a term of five-years and an exercise price of $11.60 per share with Evergreen 3. The warrants granted with Evergreen 3 also contain certain price protections, that make the value of the warrants a derivative liability.

As a commission on this note, the Company granted to the investment bankers, 1,655 warrants with the same terms as the Evergreen Capital Management warrants. The Company recognized a commission expense for $5,756 on these warrants.

Interest expense on these notes for the years ended December 31, 2021 and 2020 are $78,247 and $0, respectively. Amortization of debt and original issue discounts was $629,759 and $0 for the years ended December 31, 2021 and 2020, respectively.

NOTE 11: LONG-TERM DEBT RELATED PARTIES

The following is a summary of the current portion - long-term debt - related parties as of December 31, 2021 and 2020:

		December 31, 2021	December 31, 2020
Unsecured advances - CEO	(a)	$2,908,562	$1,718,277
Notes payable - Satinder Thiara	(b)	32,000	57,000
Promissory notes – Kunaal Sikka	(c)	265,000	15,000
Notes payable – Swarn Singh	(d)	195,000	45,000
Note payable - Chaudhary	(e)	8,828	8,122
Note payable - Director	(g)	400,000	-
Advances –officers	(f)	83,073	-

		3,892,463	1,843,399
Current portion of long-term debt related parties		(3,892,463)	(1,843,399)
Long-term debt – related parties		$-	$-

(a)	This is an unsecured advance from the CEO originally entered into January 1, 2015. The note bears interest at 15% annually (1.25% monthly) and are due on demand.

(b)	Notes payable to Satinder Thiara entered into May 25, 2016 ($22,000) which is due December 31, 2021, December 13, 2016 ($10,000) which is due December 31, 2021, and May 1, 2018 ($25,000) which matured December 31, 2019 at interest rate of 15% annually (1.25% monthly). These are unsecured loans. The May 1, 2018 note is in default as of December 31, 2019. As a result the interest rate was changed to 21% annually (1.75% monthly). The May 1, 2018 note that matured December 31, 2019 was converted along with $12,392 in accrued interest into 5,499 shares of common stock on March 5, 2021.

(c)	Unsecured promissory note from Kunaal Sikka, the CEO’s son, dated September 13, 2018, in the amount of $15,000, maturing on December 31, 2019, and accruing interest at an annual rate of 12%. The note was in default as of December 31, 2019 through June 25, 2021 when the note was extended until December 31, 2022. As a result the interest rate was changed to 18% annually (1.50% monthly) through June 25, 2021 and then changed to 6% annually.

Unsecured promissory note from Kunaal Sikka, the CEO’s son, dated December 15, 2021, in the amount of $250,000, maturing on December 31, 2022, and accruing interest at an annual rate of 15%.

(d)	Note payable to Swarn Singh, father-in-law of the CEO, entered into January 3, 2017 ($25,000) and February 1, 2017 ($20,000) at interest rate of 15% annually (1.25% monthly). These are unsecured notes. Both notes were due December 31, 2019. The notes are in default as of December 31, 2019. As a result the interest rate was changed to 21% annually (1.75% monthly).

Unsecured promissory note to Swarn Singh, father-in-law of the CEO, dated December 15, 2021, in the amount of $150,000, maturing on December 31, 2022, and accruing interest at an annual rate of 15%.

(e)	Note payable to Sushil Chaudhary dated April 27, 2020 in the amount of 1,100,000 INR (approximately $14,500 US$) due on demand at 13% per annum. This amount was offset by an amount due from the company that Sushil Chaudhary owns in the amount of $8,828.

(f)	Note payable to officer dated June 18, 2020 in the amount of 7,650,000 INR (approximately $100,000 US$) interest free and due on demand with a balance of $82,100 as of December 31, 2021, and advances from an officer of $973 at December 31, 2021, due on demand.

(g)	Note payable to a director dated June 15, 2021 that matured December 12, 2021 in the amount of $400,000. The note does not bear interest however the director received two tranches of 18,750 shares each for lending this amount. If the note is repaid by the maturity date, one of the two tranches of 18,750 shares will be returned. The Company and the director extended the maturity date of this note to June 14, 2022.

Interest expense on these notes for the years ended December 31, 2021 and 2020 are $455,824 and $228,748, respectively.

NOTE 12: LONG-TERM DEBT

The following is a summary of the long-term debt as of December 31, 2021 and 2020:

		December 31, 2021	December 31, 2020
Other debt – in default	(a)	$6,000	$6,000
Yukti Securities Private Limited	(b)	-	4,547
Auto loan – ICICI Bank	(d)	11,062	18,539
Baxter Credit Union	(e)	99,975	99,911
UGECL	(f)	49,776	54,563
USA Bank PPP	(g)	-	10,057
Loan Builder	(h)	22,321	-
Satin	(c)	55,890	-
SBA - Rohuma		10,000	-
Total		$255,024	$193,617
Current portion		(218,972)	(133,761)
Long-term debt, net of current portion		$36,052	$59,856

(a)	Note payable to an individual for $7,500, issued in May 2018 as consideration for services, due in June 2018, and bearing no interest. During the year ended December 31, 2018, the Company made a payment of $1,500 against the note and the Company has withheld payment of the remaining amount pending receipt of amounts due from the service provider.

(b)	Loan payable to Yukti Securities Private Limited is an unsecured loan which is due on demand. Was repaid in 2021.

(c)	Unsecured amount due from a customer.

(d)	Loan payable with ICICI Bank, secured by the vehicle the loan was taken for. Payments are monthly at $752, through maturity in May 2023. Of the amount outstanding, the following represents the maturity: Current (2022) $4,877; long-term (2023) $6,186.

(e)	Revolving loan in the amount of $100,000 at 4% interest per annum due December 30, 2020. The loan was renegotiated for a balance of $99,975 with similar terms at 4% interest per annum and is guaranteed by the CEO of the Company.

(f)	COVID line of credit from UGECL up to 4,000,000 INR in India, term of 48 months, interest only at 7.5% annual rate for first 12 months, then 36 equal instalments through maturity. Current (2022) $19,910; long-term (2023) $19,910 and (2024) $9,956.

(g)	PPP loan from USA Bank, with interest accruing at 1% per annum. Original amount of $34,697 had $24,640 forgiven in December 2020, with the remaining $10,057 due in five years In February 2021, the Company was notified that the entire balance of the PPP loan has been forgiven.

(h)	$50,000 unsecured loan due in 52 weekly payments of $1,057.94 inclusive of interest at approximately 10%.

Interest expense on these notes for the years ended December 31, 2021 and 2020 are $8,058 and $6,932, respectively.

NOTE 13: CURRENT PORTION - CONVERTIBLE DEBT – RELATED AND UNRELATED PARTIES

The following is a summary of current portion - convertible debt - related and unrelated parties as of December 31, 2021 and 2020:

		December 31, 2021	December 31, 2020
Face value of notes – related party	(a)	$-	$95,000

Face value of notes – unrelated parties	(a)	-	98,077

Excess of the fair value of shares issuable over the face value of the convertible notes	(a)	-	48,257

		$-	$241,334

(a)	In connection with the reverse merger in July 2017, the Company and two stockholders, who had provided related party advances to the Company, agreed to exchange their related party advances for 6% Convertible Promissory Notes that were originally due on January 15, 2018 (the “Notes”) in the amount of $68,077. From August 2017 through November 2017, the Company issued additional notes to four different parties (two of which were related parties) in the principal amount of $100,000 ($70,000 to related parties). In January 2018, the holders of the Notes agreed to extend the maturity to April 30, 2018, and in April 2018, agreed to further extend the maturity of certain notes to June or July 2018. During the year ended December 31, 2018, the maturity of the notes were further extended to March 31, 2019 and then again to periods ranging from June 30, 2019 to December 31, 2019. The Notes bear simple interest at 6% unless the Company defaults, which increases the interest rate to 10%. The Holders, at their option, can elect to convert the principal plus any accrued interest, into shares of the Company’s common stock at a conversion rate equal to eighty percent (80%) of the average closing share price as quoted on the OTC Markets for the five (5) trading days prior to the date of conversion. There are two notes that had a maturity date of June 30, 2019, with the remaining notes having a maturity date of December 31, 2019. These notes had not been extended and were in default until June 30, 2021, when the note holders agreed to extend the debt until October 31, 2021, with no other changes to the notes. The Company has classified these notes as current liabilities. The Company had accrued the default interest on the two notes from July 1, 2019 through March 4, 2021. On March 5, 2021, the Company converted $156,250 in convertible notes which includes the excess of the fair value of shares issuable over the face value of the convertible notes along with $31,046 in accrued interest into 23,412 shares of common stock.

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

Interest expense on these notes for the years ended December 31, 2021 and 2020 are $7,495 and $19,361, respectively.

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

On September 22, 2021, the CEO converted all 50,000 shares of Series A Convertible Preferred Stock at the conversion price of $7.2472 per share into 6,899 common shares. As a result, as of December 31, 2021, there are no Series A Convertible Preferred shares issued and outstanding.

Common Stock

As of December 31, 2021, the Company has 4,171,638 shares issued and outstanding.

During the three months ended December 31, 2021, the Company (a) issued 50,730 common shares in conversion of a convertible note payable; and (b) had 21,250 common shares returned upon repayment of a convertible note.

During the three months ended September 30, 2021, the Company (a) issued 6,899 common shares in conversion of 50,000 Series A Convertible Preferred Stock; (b) issued 56,400 common shares in the exercise of 56,400 warrants that were exercised for $45; and (c) issued 150,000 common shares to the CEO as bonus compensation valued at $1,078,560.

During the three months ended June 30, 2021, the Company (a) issued 125 shares of common stock for services valued at $1,750. In addition, the Company recognized $40,222 in stock-based compensation for restricted stock grants to an advisor that vest over a three-year term. None of the 43,750 shares to this advisor have been issued as of December 31, 2021.; (b) issued 37,500 shares of common stock to a director for agreeing to lend the Company $400,000 in a promissory note. 18,750 of these shares may be returned to the Company should the note be repaid by the maturity date of December 12, 2021. These 37,500 shares have a value of $447,000; and (c) issued 4,375 shares for $38,500.

During the three months ended March 31, 2021, the Company (a) issued 71,250 shares of common stock for $456,000; (b) 33,042 shares of common stock for the conversion for $181,250 in convertible notes and $43,438 in accrued interest; (c) 50,000 shares of common stock for services rendered in the amount of $436,385; and (d) 320,285 shares (of a total of 536,528 to be issued) for the purchase of Rohuma.

There were no shares issued in the year ended December 31, 2020.

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

Common Stock Warrants

The following schedule summarizes the changes in the Company’s common stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2019	166,159	$0.008	4.87 years	$-	$0.008

Warrants granted	-	$-	-		$
Warrants exercised	-	$-	-		$
Warrants expired/cancelled	-	$-	-		$

Balance at December 31, 2020	166,159	$0.008	3.87 years	$2,125,506	$0.008

Warrants granted	380,323	$0.008-16.00	-		$
Warrants exercised/exchanged	(56,400)	$-	-		$
Warrants expired/cancelled	(52,391)	$-	-		$

Balance at December 31, 2021	437,691	$0.008-16.00	2.69 years	$1,185,798	$5.36

Exercisable at December 31, 2021	369,189	$0.008-16.00	2.79 years	$830,785	$6.40

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Expected term	3 years	-
Expected volatility	164-269%	-
Expected dividend yield	-	-
Risk-free interest rate	2.00%	-

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation. Pursuant to the Share Exchange Agreement, the Company acquired 100% of the shares of TRAQ Pvt Ltd. and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 166,159 shares of common stock of the Company valued at $268. The warrants will be exercisable as follows: (i) 12,596 warrants immediately upon closing; (ii) 107,494 warrants exercisable one-year after the date of closing, which was extended to March 31, 2021; and (iii) 46,069 warrants exercisable two-years after the date of closing. The value of the transaction totaled $268 and is reflected as an increase to additional paid in capital. A total of 52,391 of these warrants were cancelled effective May 16, 2021 as a result of these criteria not being achieved.

On February 16, 2021, the Company entered into several stock purchase agreements for the issuance of 71,250 shares for cash in the amount of $456,000 (value of $6.40 per share). The individuals also received 35,625 warrants that have a term of three years at an exercise price of $16.00 per share.

On February 17, 2021, the Company entered into a Share Exchange Agreement with Mimo Technologies Private Ltd., and Indian corporation (“Mimo”) and its shareholders, whereby the Mimo shareholders agreed to exchange all of their respective shares in Mimo in exchange for warrants to purchase 170,942 shares of the Company’s common stock. Of these warrants, 102,565 were earned at the date of acquisition, with the remaining 68,377 expected to be earned over the next two years from grant based on revenue goals for Mimo. The warrants have a term of three years and an exercise price of $0.008 and value in the amount of $1,640,447, of which $984,268 is reflected in additional paid in capital, with the remaining $656,179 reflected as contingent consideration. The Company is making final determination on the revenue targets to ascertain that the second tranche of warrants should be vested. In addition to the issuance of the warrants, TRAQ Pvt Ltd, wrote off $258,736 in amounts due from a note receivable, $123,778 in accounts receivable and $40,354 in a debenture from Mimo. In addition, a cash payment was made to one of the minority shareholders of Mimo in the amount of $22,338. The Company acquired over 99% of Mimo with the remaining percentage of less than 1% reflected as a non-controlling interest.

On March 8, 2021, the Company entered into a consulting agreement to provide advisory services regarding strategic planning. The agreement is for a term of one-year. The agreement calls for payments to be paid monthly in the amount of $3,000 and the issuance of stock at the commencement of the agreement for 3,125 shares, and a three-year warrant for 12,500 warrants with a strike price of $16.00 per share that vest March 7, 2022.

On February 12, 2021, in connection with the Platinum Point Capital note, the Company granted 25,000 warrants with a term of three years, at an exercise price of $16.00. The warrants have price protections, and as a result of the granting of warrants in the Evergreen Capital Management transaction on September 17, 2021, the exercise price was reduced to $11.60.

On September 17, 2021, the Company granted 62,069 warrants with a term of five years, at an exercise price of $11.60 to Evergreen Capital Management LLC with the $720,000 convertible promissory note. As a commission on this note, the Company granted to the investment bankers, 4,966 warrants with the same terms as the Evergreen Capital Management warrants. The Company recognized a commission expense for $37,977 on these warrants. These issuances triggered a price protection clause in the Platinum Point Capital warrants and reduced their exercise price to $11.60.

On October 8, 2021, the Company granted 41,379 warrants with a term of five years, at an exercise price of $11.60 to Evergreen Capital Management LLC with the $480,000 convertible promissory note. As a commission on this note, the Company granted to the investment bankers, 3,310 warrants with the same terms as the Evergreen Capital Management warrants. The Company recognized a commission expense for $9,695 on these warrants. These issuances triggered a price protection clause in the Platinum Point Capital warrants and reduced their exercise price to $11.60.

On October 15, 2021, the Company granted 20,690 warrants with a term of five years, at an exercise price of $11.60 to Evergreen Capital Management LLC with the $240,000 convertible promissory note. As a commission on this note, the Company granted to the investment bankers, 1,655 warrants with the same terms as the Evergreen Capital Management warrants. The Company recognized a commission expense for $5,756 on these warrants. These issuances triggered a price protection clause in the Platinum Point Capital warrants and reduced their exercise price to $11.60.

Options

On November 23, 2020, the Board of Directors of the Company approved the 2020 Equity Incentive Plan.

On October 19, 2020, the Company granted 491,250 stock options to board members, advisory board members, employees and consultants. The options have a 10-year term, and are both service based grants, as well as performance-based grants. Stock-based compensation for the year ended December 31, 2020 was $104,638, and the unrecognized stock-based compensation for these grants as of December 31, 2020 is $660,372. Of the 491,250 options granted, only 39,063 had been vested through December 31, 2020.

In the year ended December 31, 2021, an additional 292,040 options vested for a total vested amount of 331,103.

In the years ended December 31, 2021 and 2020, the Company recognized $412,447 and $104,639 in stock-based compensation.

The following represents a summary of options:

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	491,250	$0.0416	-	$-

Granted	-	-	491,250	0.0416
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Ending balance	491,250	$0.0416	491,250	$0.0416
Intrinsic value of options	$2,533,975		$6,267,475

Weighted Average Remaining Contractual Life (Years)	8.81		9.81

NOTE 15: OPERATING LEASE

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of January 1, 2019 and will account for their lease in terms of the right of use assets and offsetting lease liability obligations for this new lease under this pronouncement. In accordance with ASC 842 - Leases, effective January 1, 2019, the Company up until May 16, 2019 did not have any long-term lease commitments. On May 17, 2019 with the Company’s acquisition of TRAQ Pvt Ltd., recorded a lease right of use asset and a lease liability at present value of $576,566 and $585,207, respectively. The Company is recording this amount at present value, in accordance with the standard, using an incremental borrowing rate by adjusting the benchmark reference rates with appropriate financing spreads and lease specific adjustments for the effects of collateral. The right of use asset will be composed of the sum of all lease payments plus any initial direct cost and will be straight line amortized over the life of the expected lease term. For the expected term of the lease the Company will use the term of the nine-year lease. This lease will be treated as an operating lease under the standard.

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

As of December 31, 2021, the value of the unamortized lease right of use asset is $112,076. As of December 31, 2021, the Company’s lease liability was $122,901.

Remaining Lease Obligation by calendar year (undiscounted cash flows)
2022	$26,550
2023	28,593
2024	29,445
2025	32,835
2026	32,835
Thereafter	25,995
Total lease payments	176,253
Less: Imputed interest	53,352
Present value of lease liabilities	$122,901

For the years ended December 31, 2021 and 2020 the Company recorded rent expense of $32,087 and $101,845.

NOTE 16: DERIVATIVE LIABILITIES

On January 19, 2021, the Company entered into a 12% Convertible Promissory Note with GS Capital Partners, LLC (the “GS Note”) in the amount of $125,000. The GS Note has a maturity of one-year and is to be repaid commencing on the fifth month anniversary and every month thereafter in the amount of $20,000. The conversion price of the GS Note is 66% of the lowest closing stock price over the previous 20 trading days. There are certain price protections for GS Capital Partners, LLC under the terms of the GS Note, which make the conversion option a derivative liability. The Company recorded an original issue discount in the amount of $10,000 and $5,000 was paid out of the proceeds for legal fees. In accordance with the terms of the GS Note, the Company issued 3,250 shares of common stock as a commitment fee and issued 21,250 shares of common stock that are returnable upon achievement of the terms of the GS Note (which were returned upon repayment of this note in October 2021). The note was repaid in October 2021.

On February 12, 2021, the Company entered into a 10% Convertible Promissory Note with Platinum Point Capital, LLC (the “Platinum Note”). The Platinum Note has a maturity of one-year. The conversion price of the Platinum Note is the greater of (a) $0.08 or (b) 70% of the lowest closing stock price over the previous 15 trading days. There are certain price protections for Platinum Point Capital, LLC under the terms of the Platinum Note, which make the conversion option a derivative liability. The Company granted 25,000 warrants that have a term of three-years and an exercise price of $16.00 per share with the Platinum Note. The warrants granted with the Platinum Note also contain certain price protections, that make the value of the warrants a derivative liability. The Company and Platinum Point Capital, LLC entered into an amendment to exclude the Mimo warrants granted on February 17, 2021 from the price protections. In accordance with the terms of the Platinum Note, the Company issued 7,500 shares as a commitment fee. The note was repaid/converted in 2021.

On September 17, 2021, the Company entered into a 20% OID Senior Secured Promissory Note with Evergreen Capital Management LLC (the “Evergreen 1”) in the amount of $720,000 (includes $120,000 of Original Issue Discount). The Evergreen 1 has a maturity of nine months to June 17, 2022. The Evergreen 1 accrues interest at a rate of 10% per year. The conversion price of Evergreen 1 is the lower of (a) $11.60 (“Fixed Conversion Price”) or (b) upon the occurrence and during the continuation of any Event of Default, if lower, 90% of the average of the two lowest VWAPs for the five (5) consecutive Trading Day that is immediately prior to the applicable Conversion Date (the “Default Conversion Price”). There are certain price protections for Evergreen Capital Management LLC under the terms of Evergreen 1, which make the conversion option a derivative liability. The Company granted 62,069 warrants that have a term of five-years and an exercise price of $11.60 per share with Evergreen 1. The warrants granted with Evergreen 1 also contain certain price protections, that make the value of the warrants a derivative liability.

On October 8, 2021, the Company entered into a 20% OID Senior Secured Promissory Note in the amount of $480,000 (includes $80,000 of Original Issue Discount) with Evergreen Capital Management LLC (the “Evergreen 2”). The Evergreen 2 has a maturity of nine months to July 8, 2022. The Evergreen 2 accrues interest at a rate of 10% per year. The conversion price of Evergreen 2 is the lower of (a) $11.60 (“Fixed Conversion Price”) or (b) upon the occurrence and during the continuation of any Event of Default, if lower, 90% of the average of the two lowest VWAPs for the five (5) consecutive Trading Day that is immediately prior to the applicable Conversion Date (the “Default Conversion Price”). There are certain price protections for Evergreen Capital Management LLC under the terms of Evergreen 2, which make the conversion option a derivative liability. The Company granted 41,379 warrants that have a term of five-years and an exercise price of $11.60 per share with Evergreen 2. The warrants granted with Evergreen 2 also contain certain price protections, that make the value of the warrants a derivative liability.

On October 15, 2021, the Company entered into a 20% OID Senior Secured Promissory Note in the amount of $240,000 (includes $40,000 of Original Issue Discount) with Evergreen Capital Management LLC (the “Evergreen 3”). The Evergreen 3 has a maturity of nine months to July 15, 2022. The Evergreen 3 accrues interest at a rate of 10% per year. The conversion price of Evergreen 3 is the lower of (a) $11.60 (“Fixed Conversion Price”) or (b) upon the occurrence and during the continuation of any Event of Default, if lower, 90% of the average of the two lowest VWAPs for the five (5) consecutive Trading Day that is immediately prior to the applicable Conversion Date (the “Default Conversion Price”). There are certain price protections for Evergreen Capital Management LLC under the terms of Evergreen 3, which make the conversion option a derivative liability. The Company granted 20,690 warrants that have a term of five-years and an exercise price of $11.60 per share with Evergreen 3. The warrants granted with Evergreen 3 also contain certain price protections, that make the value of the warrants a derivative liability.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used in December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020

Expected term	1 year	-
Expected volatility	164 - 269%	-
Expected dividend yield	-	-
Risk-free interest rate	0.15%	-

The Company’s derivative liabilities are as follows:

	December 31, 2021	December 31, 2020
Fair value of the Platinum Point warrants (25,000 warrants)	$90,000	-
Fair value of the Evergreen 1 conversion option	223,448	-
Fair value of the Evergreen 1 warrants (62,069 warrants)	307,862	-
Fair value of the Evergreen 2 conversion option	148,965	-
Fair value of the Evergreen 2 warrants (41,379 warrants)	205,241	-
Fair value of the Evergreen 3 conversion option	74,483	-
Fair value of the Evergreen 3 warrants (20,690 warrants)	102,621	-
	$1,152,620	$-

Activity related to the derivative liabilities for the year ended December 31, 2021 is as follows:

Beginning balance as of December 31, 2020	$-
Issuances of warrants/conversion option – derivative liabilities	1,289,874
Extinguishment of derivative liability upon conversion/repayment of convertible notes	(1,089,675)
Change in fair value of warrants/conversion option - derivative liabilities	952,421
Ending balance as of December 31, 2021	$1,152,620

There were no derivative liabilities prior to January 2021.

nOTE 17: CONCENTRATIONS

During the years ended December 31, 2021 and 2020, the Company had two major customers comprising 50% of revenues and two major customers comprising 85% of revenues, respectively. A major customer is defined as a customer that represents 10% or greater of total revenues. There was 93% and 85% of accounts receivable representing five and two customers as of December 31, 2021 and 2020, respectively.

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

nOTE 19: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies in respect of TRAQ Pvt Ltd;

(i)	TRAQ Pvt Ltd had applied for compounding of the TDS liability for the assessment year 2014-2015 and 2015-2016 in accordance with Indian Income Tax Laws. However, no amount payable for tax and penalty was confirmed by the Income Tax Department. Further, TRAQ Pvt Ltd has also defaulted for TDS deducted but not paid in time during assessment years 2016-2017 to 2020-2021. Accordingly, there may be a contingent liability in respect of TDS regarding compounding charges, interest, and penalty which is not quantifiable at present, hence not provided in the Consolidated Financial Statements.

(ii)	TRAQ Pvt Ltd has outstanding Gratuity for $9,462 as of December 31, 2021, towards ex-employees of TRAQ Pvt Ltd; therefore, TRAQ Pvt Ltd is liable for penalty under The Gratuity Act under the Indian Laws and other relevant laws. Since the amount of penalty for default in payment of gratuity is not ascertainable, therefore it is not provided for in the Consolidated Financial Statements.

(iii)	TRAQ Pvt Ltd has delayed in complying with provisions related to Foreign Direct Investment and Transfer of Shares to Non-resident as per the Master Circulars and notification issued by Reserve Bank of India, therefore, is liable for imposition of penalty. Since the amount of the penalty for the same is not ascertainable, no effect was given in the Consolidated Financial Statements.

(iv)	Prior to its acquisition in May 2019, TRAQ Pvt Ltd, had provided a guarantee in favor of State Bank of India for $165,813 on March 22, 2014, for Mira Green Tech Private Limited. The State Bank of India is in process of satisfying whether there is any obligation due by TRAQ Pvt Ltd at this time.

(v)	TRAQ Pvt Ltd has contingent liability of $246,398 towards income tax department for Assessment year 2018-19, However an appeal is already filed against such demand in the income tax department and proceeding is still pending; Accordingly, there may be a contingent liability in respect of Income Tax of such demand amount, interest, and penalty which is not quantifiable at present, hence not provided in the Consolidated Financial Statements.

Commitments and contingencies in respect of Mimo Technologies Pvt Ltd;

(i)	During the year, Mimo Technologies Pvt. Ltd. has received funds from TraQiQ Inc, a US company amounting to approximately $40,000 which is outstanding as at Dec 31, 2021, RBI regulates the foreign funds and based on the purpose of the transactions, compliances as per the RBI regulation needs to be complied with, The has delayed in reporting with provisions as per the Master Circulars and notification issued by Reserve Bank of India, therefore, is liable for imposition of penalty. Since the amount of the penalty for the same is not ascertainable, no effect was given in the Consolidated Financial Statements.

(ii)	Mimo Technologies Pvt Ltd has delayed in complying with provisions related to Foreign Direct Investment and Transfer of Shares to Non-resident as per the Master Circulars and notification issued by Reserve Bank of India, therefore, is liable for imposition of penalty. Since the amount of the penalty for the same is not ascertainable, no effect was given in the Consolidated Financial Statements.

NOTE 20: PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to the valuation allowance to fully reserve net deferred tax assets.

All United States based entities:

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2021 and 2020:

	2021	2020
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	7.50%	7.50%
Temporary differences	8.92%	0.38%
Permanent differences	(5.24)%	(0.98)%
Change in valuation allowance	(32.18)%	(27.90)%
Totals	0.00%	0.00%

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

	As of	As of
	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating losses before non-deductible items	$1,949,739	$747,748
Stock-based compensation	683,299	28,174
Depreciation	-	(1,616)
Total deferred tax assets	2,633,038	774,306
Less: Valuation allowance	(2,633,038)	(774,306)

Net deferred tax assets	$-	$-

As of December 31, 2021, the Company has a net operating loss carry forward of $7,241,371 expiring through 2037. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code. The valuation allowance was increased by $1,858,732 in 2021.

The Company classifies income tax penalties and interest, if any, as part of other general and administrative expenses in the accompanying consolidated statements of operations. The Company did not expense any penalties or interest during the years ended December 31, 2021 or 2020 and did not accrue any penalties or interest as of December 31, 2021 or 2020.

India based entity:

Significant components of deferred tax liabilities as at December 31, 2021 and 2020:

	As of December 31, 2021	As of December 31, 2020
Deferred Tax Assets:
Difference between book and tax base of fixed assets	$32,370	$43,868
Provision for gratuity	26,286	27,189
Provision for leave encashment	10,429	11,030
Operating lease	47,026	5,170
NOL carryforward (based on last tax return filed per Indian Income Tax laws)	-	43,140
Timing difference on TDS under 40a(ia)	-	9,002
MAT credit	-	8,644
Deferred Tax Assets	116,111	148,043

Net Deferred Tax Assets	116,111	148,043
Less: Valuation allowance	(-)	(148,043)
Net Deferred Tax Asset	$116,111	$-

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases.

At December 31, 2021, the Company performed an analysis of the deferred tax asset valuation allowance due to management’s uncertainty about its realization. The Company when necessary will record a valuation allowance against this deferred tax asset. Based on the analysis, the Company has determined that a valuation allowance of the Deferred Tax Assets of $116,111 is not necessary.

nOTE 21: EMPLOYEE BENEFIT PLANS

The Company’s Gratuity Plan for all of their Indian based entities provides for lump sum payment to vested employees on retirement or upon termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities with regard to the Gratuity Plans are determined by actuarial valuation using the projected unit credit method. Current service costs for the Gratuity Plan are accrued in the year to which they relate. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans are recognized and amortized over the remaining period of service of the employees.

The benefit obligation has been measured as of December 31, 2021. The gratuity plan is unfunded. The following table sets forth the activity of the Gratuity Plans and the amounts recognized in the Company’s financial statements for the year ended December 31, 2021:

Year Ended
December 31, 2021
Change in projected benefit obligation:
Projected benefit obligation as of January 1, 2021	$104,573
Obligation related to acquired companies upon acquisition	15,906
Service cost	25,227
Interest cost	6,518
Benefits paid	(14,326)
Actuarial gain (loss) on the Obligation	(3,517)
Effect of exchange rate changes	(2,136)
$132,245

Projected benefit obligation as of December 31, 2021
Unfunded amount – non-current	$117,012
Unfunded amount - current	15,233
Total accrued liability	$132,245

Components of net period benefit costs:
Service cost	$25,227
Interest cost	6,518
Actuarial gain (loss) on the Obligation	(3,517)
$28,228

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

Discount rate	6.30% per annum

Rate of increase in compensation levels	10.00% per annum

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

Leave Encashment:

The other long-term employee benefits has been measured as of December 31, 2021. The following table sets forth the activity of the leave encashment and the amounts recognized in the Company’s financial statements at December 31, 2021:

Year Ended
December 31, 2021
Change in projected benefit obligation:
Projected benefit obligation as of January 1, 2021	$42,424
Obligation related to acquired companies upon acquisition	13,133
Service cost	14,517
Interest cost	2,295
Benefits paid	(3,258)
Actuarial gain (loss) on the Obligation	(6,688)
Effect of exchange rate changes	(982)
$61,441

Projected benefit obligation as of December 31, 2021
Unfunded amount – non-current	$51,686
Unfunded amount - current	9,755
Total accrued liability	$61,441

Components of net period benefit costs:
Service cost	$14,517
Interest cost	2,295
Actuarial gain (loss) on the Obligation	(6,688)
$10,124

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

Discount rate	6.30% per annum

Rate of increase in compensation levels	10.00 % per annum

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

nOTE 22: SUBSEQUENT EVENTS

In January 2022 the Company borrowed an additional $75,000 to increase this loan to $125,000 and in February 2022 the Company’s subsidiary Rohuma, borrowed $75,000 from Loanbuilder, both to be repaid in 52 weekly installments.

On February 11, 2022, the Company entered into a $115,640 promissory note with Sixth Street Lending LLC. The promissory note contains an original issue discount of $12,390. Interest on the promissory note is eleven percent per annum (11%) and the promissory note matures February 11, 2023. The interest rate increases to 22% if an event of default occurs. The Company is to make mandatory monthly payments of $12,836 per month in ten installments beginning March 30, 2022 Should an event of default occur, the holder of the promissory note will have the right to convert any portion of the outstanding principal and interest at the lowest price on the preceding trading day. The Company has reserved 180,688 shares of common stock with the transfer agent to account for any potential conversions.

On March 18, 2022, FINRA approved a 1 for 8 reverse stock split that took effect on March 21, 2022. The shares of common stock, common stock equivalents, and per share amounts have all been retroactively restated in accordance with ASC 855-10-25.

