Form 10-Q
period 2022-03-31
TRAQIQ, INC.
filed 2022-05-12
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of May 11, 2022, was 4,173,008.

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

3

Item 1. Financial Statements

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2022 (UNAUDITED) AND DECEMBER 31, 2021

IN US$

	MARCH 31,	DECEMBER 31,
	2022	2021
	(UNAUDITED)

ASSETS
Current Assets:
Cash	$109,877	$56,329
Accounts receivable, net	741,379	774,146
Prepaid expenses and other current assets	206,405	150,272

Total Current Assets	1,057,661	980,747

Fixed assets, net	55,570	34,165
Intangible assets, net	1,179,297	1,206,966
Goodwill	5,863,058	5,863,058
Restricted cash	111,989	114,199
Deferred tax asset	109,138	116,111
Right-of-use asset	327,436	112,076
Long-term taxes receivable	134,115	122,136
Other assets	3,076	3,137

Total Non-current Assets	7,783,679	7,571,848

TOTAL ASSETS	$8,841,340	$8,552,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$2,231,994	$2,146,015
Cash overdraft	262,913	218,747
Accrued payroll and related taxes	408,836	412,144
Accrued taxes and duties payable	80,614	72,169
Deferred revenue	1,501	3,831
Derivative liability	1,144,430	1,152,620
Obligation to issue common stock	858,445	-
Contingent consideration - Rohuma	525,509	1,383,954
Contingent consideration - Mimo	246,067	656,179
Current portion - lease liability	16,896	13,071
Current portion - long-term debt - related parties	4,032,567	3,892,463
Current portion - long-term debt	466,307	218,972
Current portion - convertible notes payable, net of discounts	944,362	654,851

Total Current Liabilities	11,220,441	10,825,016

Long-term debt, net of current portion	79,010	36,052
Lease liability, net of current portion	314,004	109,830

Total Non-current Liabilities	393,014	145,882

Total Liabilities	11,613,455	10,970,898

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value, $0.0001, 10,000,000 shares authorized, Series A Convertible Preferred, 0 shares issued and outstanding, respectively	-	-
Common stock, par value, $0.0001, 300,000,000 shares authorized, 4,173,008 and 4,171,638 issued and outstanding, respectively	417	417
Additional paid in capital	6,970,474	6,508,931
Accumulated deficit	(9,871,116)	(8,953,768)
Accumulated other comprehensive income (loss)	133,903	30,605

Total Stockholders’ Equity (Deficit) before Non-controlling Interest	(2,766,322)	(2,413,815)
Non-controlling interest	(5,793)	(4,488)

Total Stockholders’ Equity (Deficit)	(2,772,115)	(2,418,303)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,841,340	$8,552,595

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

IN US$

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021

REVENUE	$347,400	$382,386
COST OF REVENUE	372,129	223,832
GROSS (LOSS) PROFIT	(24,729)	158,554

OPERATING EXPENSES
Salaries and salary related costs	163,698	148,431
Professional fees	114,478	151,425
Rent expense	1,807	7,786
Depreciation and amortization expense	24,914	16,718
General and administrative expenses	103,067	835,724

Total Operating Expenses	407,964	1,160,084

OPERATING LOSS	(432,693)	(1,001,530)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	8,190	(505,007)
PPP forgiveness and other income	48	10,073
Interest expense, net of interest income	(488,519)	(145,633)
Total other income (expense)	(480,281)	(640,567)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(912,974)	(1,642,097)

Provision for income taxes	5,679	48,274

NET LOSS	(918,653)	(1,690,371)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	1,305	(1,453)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(917,348)	$(1,691,824)

Other comprehensive income (loss)
Foreign currency translations adjustment	103,298	(6,139)
Comprehensive loss	$(814,050)	$(1,697,963)

Net loss per share	$(0.22)	$(0.45)

Weighted average common shares outstanding - basic and diluted	4,173,008	3,722,681

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

IN US $

					Additional			Accumulated
	Series A Preferred		Common Stock		Paid-In Capital -	Accumulated	Subscription	Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Common	Deficit	Receivable	Income (Loss)	Interest	Total

Balance - January 1, 2021	50,000	$5	3,412,245	$341	$119,650	$(2,504,893)	$-	$27,721	$-	$(2,357,176)

Shares of stock issued for cash	-	-	71,250	7	455,993	-	-	-	-	456,000

Shares of stock issued for conversion of notes payable and accrued interest	-	-	33,042	3	224,684	-	-	-	-	224,687

Shares of stock issued for services rendered	-	-	50,000	5	436,380	-	-	-	-	436,385

Shares of stock issued for acquisition of Rohuma (first tranche)	-	-	320,285	32	2,049,789	-	-	-	-	2,049,821

Warrants earned for acquisition of Mimo	-	-	-	-	984,268	-	-	-	-	984,268

Stock-based compensation - warrants granted for consulting	-	-	-	-	68,642	-	-	-	-	68,642

Stock-based compensation on granting of options	-	-	-	-	108,341	-	-	-	-	108,341

Net loss for the period	-	-	-	-	-	(1,691,824)	-	(6,139)	1,453	(1,696,510)

Balance - March 31, 2021	50,000	$5	3,886,822	$388	$4,447,747	$(4,196,717)	$-	$21,582	$1,453	$274,458

Balance - January 1, 2022	-	$-	4,171,638	$417	$6,508,931	$(8,953,768)	$-	$30,605	$(4,488)	$(2,418,303)

Fractional share adjustment	-	-	1,370	-	-	-	-	-	-	-

Stock-based compensation on granting of options	-	-	-	-	18,223	-	-	-	-	18,223

Stock-based compensatuon for restricted stock grants (shares not issued)	-	-	-	-	33,208	-	-	-	-	33,208

Warrants earned for acquisition of Mimo	-	-	-	-	410,112	-	-	-	-	410,112

Net loss for the period	-	-	-	-	-	(917,348)	-	103,298	(1,305)	(815,355)

Balance - March 31, 2022	-	$-	4,173,008	$417	$6,970,474	$(9,871,116)	$-	$133,903	$(5,793)	$(2,772,115)

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

IN US$

	2022	2021
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(917,348)	$(1,691,824)
Adjustments to reconcile net loss to net cash (used in) operating activities
Change in non-controlling interest	(1,305)	1,453
Bad debt expense	-	104,863
Forgiveness of debt	(15,401)	(10,087)
Depreciation and amortization	24,914	16,718
Lease cost, net of repayment	1,807	979
Foreign currency (gain) loss	(11,092)	1,142
Stock-based compensation	51,431	176,983
Common stock issued for services rendered	-	436,385
Change in fair value of derivative liability and derivative expense	(8,190)	505,007
Fees paid in debt financing	3,250	-
Amortization of discounts on debt	292,777	55,534
Gain on sale of assets	(8)	-
Changes in assets and liabilities
Accounts receivable	45,052	35,274
Prepaid expenses and other current assets	21,712	(151,992)
Other assets	-	-
Accounts payable, accrued expenses and deferred taxes	84,422	(128,959)
Accrued payroll and payroll taxes	6,557	18,803
Accrued duties and taxes	22,034	686
Total adjustments	517,960	1,062,789
Net cash (used in) operating activities	(399,388)	(629,035)

CASH FLOWS FROM INVESTING ACTIVITES
Cash received in acquisition of Mimo	-	43,384
Cash received in acquisition of Rohuma	-	5,997
Acquisition of fixed assets	(25,574)	-
Net cash (used in) provided by investing activities	(25,574)	49,381

CASH FLOWS FROM FINANCING ACTIVITES
Increase in cash overdraft	48,400	62,605
Proceeds from the issuance of common stock	-	456,000
Proceeds from convertible notes	-	515,000
Proceeds from long-term debt - related parties	205,836	24,101
Repayment of long-term debt - related parties	(63,973)	(366,943)
Proceeds from long-term debt	344,652	-
Repayments of long-term debt	(58,615)	(93,244)
Net cash provided by financing activities	476,300	597,519

NET INCREASE IN CASH AND RESTRICTED CASH	51,338	17,865

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	170,528	58,404

CASH AND RESTRICTED CASH - END OF PERIOD	$221,866	$76,269

CASH PAID DURING THE PERIOD FOR:
Interest expense	$7,991	$12,379
Income taxes	$5,679	$43,697

SUMMARY OF NON-CASH ACTIVITIES:
Acquisition of Rohuma:
Accounts receivable	$-	$4,179
Prepaid and other current assets	-	8,943
Fixed assets	-	4,512
Investment	-	1,440
Accounts payable and accrued expenses	-	(58,153)
Accrued duties and taxes	-	(2,688)
Long-term debt - related parties	-	(37,776)
Long-term debt	-	(10,000)
Cash overdraft	-	(2,980)
Cash	-	6,027

Total net assets acquired	-	(86,496)

Consideration per Share Exchange Agreement	-	3,433,776

Goodwill/(Bargain Purchase Gain)	$-	$3,520,272

Acquisition of Mimo Technologies:
Accounts receivable	$-	$58,692
Prepaid and other current assets	-	272,872
Fixed assets	-	153,186
Intellectual property	-	508,669
Tradenames	-	169,556
Accounts payable and accrued expenses	-	(708,833)
Accrued payroll and related taxes	-	(104,750)
Accrued duties and taxes	-	(28,213)
Long-term debt - related parties	-	(343,118)
Long-term debt	-	(236,712)
Comprehensive income	-	(42,735)
Cash	-	43,851

Total net assets acquired	-	(257,535)

Consideration per Share Exchange Agreement	-	2,085,653

Goodwill/(Bargain Purchase Gain)	$-	$2,343,188

Common stock issued for conversion of long-term debt, related and unrelated parties	$-	$224,688

Right of use asset for lease liability	$331,154	$-

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

TraQiQ Solutions Private Limited

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation (“Mann”). On January 2, 2020, Mann changed its name to TraQiQ Solutions Private Limited (“TRAQ Pvt Ltd”). Pursuant to the Share Exchange Agreement with Mann, the Company acquired 100% of the shares of Mann and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 166,159 shares of common stock of the Company valued at $268. The warrants will be exercisable as follows: (i) 12,596 warrants immediately; (ii) 107,494 warrants exercisable one-year after the date of closing, which was extended to March 31, 2021; and (iii) 46,069 warrants exercisable two-years after the date of closing. This transaction is being recorded as a business combination under ASC 805. There were 56,400 of these warrants exercised during 2021 and 57,368 warrants remain outstanding as of March 31, 2022.

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

Rohuma, LLC

On January 22, 2021, the Company entered into a Share Exchange Agreement with Rohuma, LLC, a Delaware limited liability company (“Rohuma”) and its members, whereby the Rohuma members agreed to exchange all of their respective membership interests in Rohuma in exchange for 536,528 shares of common stock, of which the first tranche of shares were issued on March 1, 2021 totaling 320,285 shares, with the remaining value reflected as contingent consideration until the shares vest at which time they will be issued. The transaction was valued at $3,433,776 ($6.40 per share). The Company as of March 31, 2022, determined that the second tranche of shares (134,132) met the criteria to be issued, and the value of $858,445 was reclassified from contingent consideration to Obligation to Issue Common Stock. Rohuma has an Indian affiliate that is owned 99% by Rohuma and 1% by its founding member. Rohuma controls this entity and the 1% ownership by the member is now less than 1% upon acquisition by the Company. This amount is reflected as a non-controlling interest.

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

Mimo Technologies Private Limited

On February 17, 2021, the Company entered into a Share Exchange Agreement with Mimo Technologies Private Ltd., and Indian corporation (“Mimo”) and its shareholders, whereby the Mimo shareholders agreed to exchange all of their respective shares in Mimo in exchange for warrants to purchase 170,942 shares of the Company’s common stock. Of these warrants, 102,565 were earned at the date of acquisition, with the remaining 68,377 expected to be earned over the next two years from grant based on revenue goals for Mimo. The warrants have a term of three years and an exercise price of $0.008 and value in the amount of $1,640,447, of which $984,268 is reflected in additional paid in capital, with the remaining $656,179 reflected as contingent consideration. The Company as of March 31, 2022, determined that the criteria for vesting of the second tranche of warrants was satisfied and reclassified $410,112 from contingent consideration to additional paid in capital. In addition to the issuance of the warrants, TRAQ Pvt Ltd, wrote off $258,736 in amounts due from a note receivable, $123,778 in accounts receivable and $40,354 in a debenture from Mimo. In addition, a cash payment was made to one of the minority shareholders of Mimo in the amount of $22,338. The Company acquired over 99% of Mimo with the remaining percentage of less than 1% reflected as a non-controlling interest.

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

These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10-K filed with the SEC on March 31, 2022. Interim results of operations for the three months ended March 31, 2022 are not necessarily indicative of future results for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less of $109,877 and $56,329 as of March 31, 2022 and December 31, 2021, respectively.

Restricted Cash

The Company’s restricted cash balance consists of time deposits with financial institutions which are valued at cost and approximate fair value. Interest earned on these deposits in included in interest income. The carrying value of our restricted cash at March 31, 2022 and December 31, 2021 was $111,989 and $114,199, respectively. The balances consist of time deposits pledged with financial institutions for a Line of Credit facility taken from Andhra Bank, issuance of overdraft limit.

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

Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Management has determined that an allowance of $182,454 and $193,535 was required for the outstanding accounts receivable as of March 31, 2022 and December 31, 2021, respectively.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Management has determined that no impairment of long-lived assets is required for the periods ended March 31, 2022 and December 31, 2021.

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

The following is a summary of revenue for the three months ended March 31, 2022 and 2021, disaggregated by type:

	2022	2021
Professional Services Revenue	$296,744	$365,548
Sale of goods	-	-
Software Solution Revenue	50,656	16,838
	$347,400	$382,386

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

Going Concern

The Company has an accumulated deficit of $9,871,116 as of March 31, 2022 and a working capital deficit of $10,162,780, as of March 31, 2022, and a working capital deficit of $9,844,269 as of December 31, 2021. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

The Company has recently filed a Registration Statement on Form S-1 and engaged an investment banker to undertake an offering of approximately $15,000,000. The investment banker has assisted the Company in raising a bridge round of debt financing in the amount of $1,200,000, which is net of original issue discount of $240,000. Management intends to use the funds received from the capital raise to grow both organically and inorganically by pursuing potential synergistic companies as well as invest in technology and human capital for their existing operations. The Company’s ability to close on this potential offering to raise additional capital is unknown. Obtaining additional financing, including approximately $550,000 in the three months ended March 31, 2022, and the successful development of the Company’s contemplated plan of operations, ultimately, to profitable operations, are necessary for the Company to continue operations.

NOTE 3: ACQUISITIONS

ROHUMA

On January 22, 2021, the Company entered into a Share Exchange Agreement with Rohuma, LLC, a Delaware limited liability company (“Rohuma”) and its members, whereby the Rohuma members agreed to exchange all of their respective membership interests in Rohuma in exchange for 536,528 shares of common stock, of which the first tranche of shares were issued on March 1, 2021 totaling 320,285 shares, with the remaining value reflected as contingent consideration until the shares vest at which time they will be issued. The transaction was valued at $3,433,776 ($6.40 per share). The Company as of March 31, 2022, determined that the second tranche of shares (134,132) met the criteria to be issued, and the value of $858,445 was reclassified from contingent consideration to obligation to issue common stock. Rohuma has an Indian affiliate that is owned 99% by Rohuma and 1% by its founding member. Rohuma controls this entity and the 1% ownership by the member is now less than 1% upon acquisition by the Company. This amount is reflected as a non-controlling interest.

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
$(86,496)

The difference between the net liabilities acquired of $86,496, and the consideration paid (in the form of shares, inclusive of contingent consideration of $1,383,954) of $3,520,272 represents goodwill. The Company had an independent valuation consultant perform an impairment test and it was determined that no impairment exists on the goodwill.

MIMO TECHNOLOGIES

On February 17, 2021, the Company entered into a Share Exchange Agreement with Mimo Technologies Private Ltd., and Indian corporation (“Mimo”) and its shareholders, whereby the Mimo shareholders agreed to exchange all of their respective shares in Mimo in exchange for warrants to purchase 170,942 shares of the Company’s common stock. Of these warrants, 102,565 were earned at the date of acquisition, with the remaining 68,377 expected to be earned over the next two years from grant based on revenue goals for Mimo. The warrants have a term of three years and an exercise price of $0.008 and value in the amount of $1,640,447, of which $984,268 is reflected in additional paid in capital, with the remaining $656,179 reflected as contingent consideration. The Company as of March 31, 2022, determined that the criteria for vesting of the second tranche of warrants was satisfied and reclassified $410,112 from contingent consideration to additional paid in capital. In addition to the issuance of the warrants, TRAQ Pvt Ltd, wrote off $258,736 in amounts due from a note receivable, $123,778 in accounts receivable and $40,354 in a debenture from Mimo. In addition, a cash payment was made to one of the minority shareholders of Mimo in the amount of $22,338. The Company acquired over 99% of Mimo with the remaining percentage of less than 1% reflected as a non-controlling interest.

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
$(257,535)

The difference between the net liabilities acquired of $(257,535), and the consideration paid (in the form of cash and warrants, net of adjustments for the note payable and accounts payable of Mimo with TRAQ Pvt Ltd) of $2,085,653 represents goodwill in the amount of $2,343,188. The Company had an independent valuation consultant perform an impairment test and it was determined that no impairment exists on the goodwill.

The following table shows pro-forma results for the three months ended March 31, 2021 as if the acquisition had occurred on January 1, 2021. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Rohuma, Mimo and the Company.

For the three months ended March 31, 2021
Revenues	$469,404
Net income (loss)	$(1,408,446)
Net income (loss) per share	$(0.40)

NOTE 4: CASH AND RESTRICTED CASH

Cash and restricted cash are as follows:

	March 31, 2022	December 31, 2021
Cash on hand	$165	$646
Bank balances	109,712	55,683
Restricted cash	111,989	114,199
Total	$221,866	$170,528

ASU 2016-18, “Statements of Cash Flows” (Topic 230) was adopted by the Company in 2017. In accordance with this standard, restricted cash and restricted cash equivalents is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statements of Cash Flows. During the three months ended March 31, 2022 and 2021 there were no cash equivalents.

NOTE 5: FIXED ASSETS

The Company’s property and equipment is as follows:

	March 31, 2022	December 31, 2021	Estimated Life

Property and equipment – TRAQ Pvt Ltd.	$639,221	$627,188	3 - 10 years
Property and equipment – Rohuma US	1,100	1,100	3 - 10 years
Property and equipment – Rohuma India	10,678	9,916	3 – 10 years
Property and Equipment – Mimo Technologies	7,646	7,342	3 – 10 years
Less: accumulated depreciation	(603,075)	(611,381)

Net	$55,570	$34,165

Depreciation expense for the three months ended March 31, 2022 and 2021 was $3,549 and $4,046, respectively.

NOTE 6: INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	March 31, 2022	December 31, 2021

Customer relationships	$448,800	$448,800
Intellectual property	508,669	508,669
Tradenames	215,528	218,799
Software	245,254	250,095
Less: accumulated amortization	(238,954)	(219,397)

Net	$1,179,297	$1,206,966

Amortization expense for the three months ended March 31, 2022 and 2021 was $21,365 and $12,672, respectively.

NOTE 7: GOODWILL

The Company’s goodwill consists of the following:

	March 31, 2022	December 31, 2021

Rohuma	$3,519,870	$3,519,870
Mimo Technologies	2,343,188	2,343,188

Net	$5,863,058	$5,863,058

For the three months ended March 31, 2022 and 2021, there were no indicators of impairment noted.

NOTE 8: CONVERTIBLE NOTES PAYABLE

As of March 31, 2022 and December 31, 2021, the Company had the following convertible notes outstanding, all are current liabilities. Any convertible notes payable that were repaid or converted in 2021, are not listed, and details of which can be found in our Form 10-K filed March 31, 2022:

		March 31, 2022	December 31, 2021
Evergreen Capital Management LLC	(a)	$1,440,000	$1,440,000

Total Convertible Notes Payable		$1,440,000	$1,440,000
Less: Discounts		(495,638)	(785,149)
		$944,362	$654,851

(a)	On September 17, 2021, the Company entered into a 20% OID Senior Secured Promissory Note with Evergreen Capital Management LLC (the “Evergreen 1”) in the amount of $720,000 (includes $120,000 of Original Issue Discount). The Evergreen 1 has a maturity of nine months to June 17, 2022. The Evergreen 1 accrues interest at a rate of 10% per year. The conversion price of Evergreen 1 is the lower of (a) $11.60 (“Fixed Conversion Price”) or (b) upon the occurrence and during the continuation of any Event of Default, if lower, 90% of the average of the two lowest VWAPs for the five (5) consecutive Trading Day that is immediately prior to the applicable Conversion Date (the “Default Conversion Price”). There are certain price protections for Evergreen Capital Management LLC under the terms of Evergreen 1, which make the conversion option a derivative liability. The Company granted 62,069 warrants that have a term of five-years and an exercise price of $11.60 per share with Evergreen 1. The warrants granted with Evergreen 1 also contain certain price protections, that make the value of the warrants a derivative liability.

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

Interest expense on these notes for the three months ended March 31, 2022 is $35,507. Amortization of debt and original issue discounts was $289,511 for the three months ended March 31, 2022.

NOTE 9: LONG-TERM DEBT RELATED PARTIES

The following is a summary of the current portion - long-term debt - related parties as of March 31, 2022 and December 31, 2021:

		March 31, 2022	December 31, 2021

Unsecured advances - CEO	(a)	$3,048,034	$2,908,562
Notes payable - Satinder Thiara	(b)	32,000	32,000
Promissory notes – Kunaal Sikka	(c)	265,000	265,000
Notes payable – Swarn Singh	(d)	195,000	195,000
Note payable - Chaudhary	(e)	8,860	8,828
Note payable - Director	(g)	400,000	400,000
Advances –officers	(f)	83,673	83,073

		4,032,567	3,892,463
Current portion of long-term debt related parties		(4,032,567)	(3,892,463)
Long-term debt – related parties		$-	$-

(a)	This is an unsecured advance from the CEO originally entered into January 1, 2015. The note bears interest at 15% annually (1.25% monthly) and are due on demand.

(b)	Notes payable to Satinder Thiara entered into May 25, 2016 ($22,000) which is due December 31, 2021, December 13, 2016 ($10,000) which is due December 31, 2021, and May 1, 2018 ($25,000) which matured December 31, 2019 at interest rate of 15% annually (1.25% monthly). These are unsecured loans. The May 1, 2018 note is in default as of December 31, 2019. As a result the interest rate was changed to 21% annually (1.75% monthly). The May 1, 2018 note that matured December 31, 2019 was converted along with $12,392 in accrued interest into 5,499 shares of common stock on March 5, 2021.

(c)	Unsecured promissory note from Kunaal Sikka, the CEO’s son, dated September 13, 2018, in the amount of $15,000, maturing on December 31, 2019, and accruing interest at an annual rate of 12%. The note was in default as of December 31, 2019 through June 25, 2021 when the note was extended until December 31, 2022. As a result the interest rate was changed to 18% annually (1.50% monthly) through June 25, 2021 and then changed to 6% annually.

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

(e)	Note payable to Sushil Chaudhary dated April 27, 2020 in the amount of 1,100,000 INR (approximately $14,500 US$) due on demand at 13% per annum. This amount was offset by an amount due from the company that Sushil Chaudhary owns in the amount of $8,860.

(f)	Note payable to officer dated June 18, 2020 in the amount of 7,650,000 INR (approximately $100,000 US$) interest free and due on demand with a balance of $83,673 as of March 31, 2022.

(g)	Note payable to a director dated June 15, 2021 that matured December 12, 2021 in the amount of $400,000. The note does not bear interest however the director received two tranches of 18,750 shares each for lending this amount. If the note is repaid by the maturity date, one of the two tranches of 18,750 shares will be returned. The Company and the director extended the maturity date of this note to June 14, 2022.

Interest expense on these notes for the three months ended March 31, 2022 and 2021 are $130,536 and $65,438, respectively.

NOTE 10: LONG-TERM DEBT

The following is a summary of the long-term debt as of March 31, 2022 and December 31, 2021. Any long-term debt that were repaid or converted in 2021, are not listed, and details of which can be found in our Form 10-K filed March 31, 2022:

		March 31, 2022	December 31, 2021
Other debt – in default	(a)	$6,000	$6,000
Auto loan – ICICI Bank	(d)	9,089	11,062
Baxter Credit Union	(e)	99,975	99,975
UGECL	(f)	45,485	49,776
Sixth Street Lending	(b)	93,680	-
Loan Builder	(g)	106,687	22,321
Loan Builder #2	(g)	66,587	-
Satin	(c)	54,808	55,890
Union Bank	(h)	53,006	-
SBA - Rohuma		10,000	10,000
Total		$545,317	$255,024
Current portion		(466,307)	(218,972)
Long-term debt, net of current portion		$79,010	$36,052

(a)	Note payable to an individual for $7,500, issued in May 2018 as consideration for services, due in June 2018, and bearing no interest. During the year ended December 31, 2018, the Company made a payment of $1,500 against the note and the Company has withheld payment of the remaining amount pending receipt of amounts due from the service provider.

(b)	On February 11, 2022, the Company entered into a $115,640 promissory note with Sixth Street Lending LLC. The promissory note contains an original issue discount of $12,390. Interest on the promissory note is eleven percent per annum (11%) and the promissory note matures February 11, 2023. The interest rate increases to 22% if an event of default occurs. The Company is to make mandatory monthly payments of $12,836 per month in ten installments beginning March 30, 2022 Should an event of default occur, the holder of the promissory note will have the right to convert any portion of the outstanding principal and interest at the lowest price on the preceding trading day. The Company has reserved 180,688 shares of common stock with the transfer agent to account for any potential conversions.

(c)	Unsecured amount due from a customer.

(d)	Loan payable with ICICI Bank, secured by the vehicle the loan was taken for. Payments are monthly at $752, through maturity in May 2023. Of the amount outstanding, the following represents the maturity: Current (2022) $4,877; long-term (2023) $6,186.

(e)	Revolving loan in the amount of $100,000 at 4% interest per annum due December 30, 2020. The loan was renegotiated for a balance of $99,975 with similar terms at 4% interest per annum and is guaranteed by the CEO of the Company.

(f)	COVID line of credit from UGECL up to 4,000,000 INR in India, term of 48 months, interest only at 7.5% annual rate for first 12 months, then 36 equal instalments through maturity. Current (2022) $19,910; long-term (2023) $19,910 and (2024) $9,956.

(g)

In January 2022, the Company borrowed $125,000 unsecured loan due in 52 weekly payments of $2,805 inclusive of interest at approximately 10%. A portion of these proceeds were used to pay off the prior advance from Loanbuilder from 2021.

In February 2022 the Company’s subsidiary Rohuma, borrowed $75,000 from Loanbuilder, both to be repaid in 52 weekly installments of $1,683.

Interest expense on these notes for the three months ended March 31, 2022 and 2021 are $9,761 and $1,000, respectively.

NOTE 11: CURRENT PORTION - CONVERTIBLE DEBT – RELATED AND UNRELATED PARTIES

All convertible debt was repaid or converted in 2021. These are not listed, and details can be found in our Form 10-K filed March 31, 2022.

NOTE 12: STOCKHOLDERS’ EQUITY (DEFICIT)

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

On September 22, 2021, the CEO converted all 50,000 shares of Series A Convertible Preferred Stock at the conversion price of $7.2472 per share into 6,899 common shares. As a result, as of March 31, 2022 and December 31, 2021, there are no Series A Convertible Preferred shares issued and outstanding.

Common Stock

As of March 31, 2022, the Company has 4,173,008 shares issued and outstanding.

During the three months ended March 31, 2022, the Company did not issue any shares however 1,370 shares were added as a fractional adjustment when the reverse stock split occurred.

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

Common Stock Warrants

The following schedule summarizes the changes in the Company’s common stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2021	437,691	$0.008 - $16.00	2.69 years	$1,185,798		$5.36

Warrants granted	-	$-	-		$
Warrants exercised	-	$-	-		$
Warrants expired/cancelled	-	$-	-		$

Balance at March 31, 2022	437,691	$0.008 - $16.00	2.45 years	$1,151,551		$5.38
Exercisable at March 31, 2022	412,050	$0.008 - $16.00	2.49 years	$1,022,268		$5.71

Balance at December 31, 2020	166,159	$0.008	3.87 years	$2,125,506		$0.008
Warrants granted	380,323	$0.008-16.00	-		$
Warrants exercised/exchanged	(56,400)	$-	-		$
Warrants expired/cancelled	(52,391)	$-	-		$

Balance at December 31, 2021	437,691	$0.008-16.00	2.69 years	$1,185,798		$5.36

Exercisable at December 31, 2021	369,189	$0.008-16.00	2.79 years	$830,785		$6.40

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the three months ended March 31, 2022 and year ended December 31, 2021:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Expected term	-	3 years
Expected volatility	-%	164-269%
Expected dividend yield	-	-
Risk-free interest rate	-%	2.00%

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

On February 17, 2021, the Company entered into a Share Exchange Agreement with Mimo Technologies Private Ltd., and Indian corporation (“Mimo”) and its shareholders, whereby the Mimo shareholders agreed to exchange all of their respective shares in Mimo in exchange for warrants to purchase 170,942 shares of the Company’s common stock. Of these warrants, 102,565 were earned at the date of acquisition, with the remaining 68,377 expected to be earned over the next two years from grant based on revenue goals for Mimo. The warrants have a term of three years and an exercise price of $0.008 and value in the amount of $1,640,447, of which $984,268 is reflected in additional paid in capital, with the remaining $656,179 reflected as contingent consideration. The Company as of March 31, 2022, determined that the criteria for vesting of the second tranche of warrants was satisfied and reclassified $410,112 from contingent consideration to additional paid in capital. In addition to the issuance of the warrants, TRAQ Pvt Ltd, wrote off $258,736 in amounts due from a note receivable, $123,778 in accounts receivable and $40,354 in a debenture from Mimo. In addition, a cash payment was made to one of the minority shareholders of Mimo in the amount of $22,338. The Company acquired over 99% of Mimo with the remaining percentage of less than 1% reflected as a non-controlling interest.

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

Options

On November 23, 2020, the Board of Directors of the Company approved the 2020 Equity Incentive Plan.

On October 19, 2020, the Company granted 491,250 stock options to board members, advisory board members, employees and consultants. The options have a 10-year term, and are both service based grants, as well as performance-based grants. Through March 31, 2022 a total of 342,879 options have vested. Stock based compensation expense for the three months ended March 31, 2022 and 2021 were $18,223 and $108,341, respectively. As of March 31, 2022, there remains $230,626 of unrecognized stock based compensation.

The following represents a summary of options:

	Three Months Ended March 31, 2022		Year Ended December 31, 2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	491,250	$0.0416	491,250	$0.0416

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Ending balance	491,250	$0.0416	491,250	$0.0416
Intrinsic value of options	$2,478,247		$2,533,975

Weighted Average Remaining Contractual Life (Years)	8.56		8.81

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

In February 2022, the Company entered into a new lease with a right of use asset and lease liability value of $331,154.

As of March 31, 2022, the value of the unamortized lease right of use asset is $327,436. As of March 31, 2022, the Company’s lease liability was $330,900.

Remaining Lease Obligation by calendar year (undiscounted cash flows)
2022	$42,541
2023	56,721
2024	56,721
2025	62,677
2026	63,528
Thereafter	270,099
Total lease payments	552,288
Less: Imputed interest	221,388
Present value of lease liabilities	$330,900

For the three months ended March 31, 2022 and 2021 the Company recorded rent expense of $1,807 and $6,285.

NOTE 14: DERIVATIVE LIABILITIES

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

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used in March 31, 2022 and December 31, 2021:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021

Expected term	1 year	1 year
Expected volatility	260%	164 – 269%
Expected dividend yield	-	-
Risk-free interest rate	1.65%	0.15%

The Company’s derivative liabilities are as follows:

	March 31, 2022	December 31, 2021

Fair value of the Platinum Point warrants (25,000 warrants)	$90,500	$90,000
Fair value of the Evergreen 1 conversion option	224,690	223,448
Fair value of the Evergreen 1 warrants (62,069 warrants)	302,276	307,862
Fair value of the Evergreen 2 conversion option	149,793	148,965
Fair value of the Evergreen 2 warrants (41,379 warrants)	201,517	205,241
Fair value of the Evergreen 3 conversion option	74,896	74,483
Fair value of the Evergreen 3 warrants (20,690 warrants)	100,758	102,621
	$1,144,430	$1,152,620

Activity related to the derivative liabilities for the three months ended March 31, 2022 is as follows:

Beginning balance as of December 31, 2021	$1,152,620
Issuances of warrants/conversion option – derivative liabilities	-
Extinguishment of derivative liability upon conversion/repayment of convertible notes	(-)
Change in fair value of warrants/conversion option - derivative liabilities	(8,190)
Ending balance as of March 31, 2022	$1,144,430

There were no derivative liabilities prior to January 2021.

nOTE 15: CONCENTRATIONS

During the three months ended March 31, 2022 and 2021, the Company had two major customers comprising 53% of revenues and two major customers comprising 89% of revenues, respectively. A major customer is defined as a customer that represents 10% or greater of total revenues. There was 79% and 93% of accounts receivable representing four and five customers as of March 31, 2022 and December 31, 2021, respectively.

The Company does not believe that the risk associated with these customers or vendors will have an adverse effect on the business.

nOTE 16: CONTINGENCY

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

nOTE 17: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies in respect of TRAQ Pvt Ltd;

(i)	TRAQ Pvt Ltd had applied for compounding of the TDS liability for the assessment year 2014-2015 and 2015-2016 in accordance with Indian Income Tax Laws. However, no amount payable for tax and penalty was confirmed by the Income Tax Department. Further, TRAQ Pvt Ltd has also defaulted for TDS deducted but not paid in time during assessment years 2016-2017 to 2020-2021. Accordingly, there may be a contingent liability in respect of TDS regarding compounding charges, interest, and penalty which is not quantifiable at present, hence not provided in the Consolidated Financial Statements.

(ii)	TRAQ Pvt Ltd has outstanding Gratuity for $9,462 as of December 31, 2021, towards ex-employees of TRAQ Pvt Ltd; therefore, TRAQ Pvt Ltd is liable for penalty under The Gratuity Act under the Indian Laws and other relevant laws. Since the amount of penalty for default in payment of gratuity is not ascertainable, therefore it is not provided for in the Consolidated Financial Statements.

(iii)	TRAQ Pvt Ltd has delayed in complying with provisions related to Foreign Direct Investment and Transfer of Shares to Non-resident as per the Master Circulars and notification issued by Reserve Bank of India, therefore, is liable for imposition of penalty. Since the amount of the penalty for the same is not ascertainable, no effect was given in the Consolidated Financial Statements.

(iv)	Prior to its acquisition in May 2019, TRAQ Pvt Ltd, had provided a guarantee in favor of State Bank of India for $165,813 on March 22, 2014, for Mira Green Tech Private Limited. The State Bank of India is in process of satisfying whether there is any obligation due by TRAQ Pvt Ltd at this time.

(v)	TRAQ Pvt Ltd has contingent liability of $246,398 towards income tax department for Assessment year 2018-19, However an appeal is already filed against such demand in the income tax department and proceeding is still pending; Accordingly, there may be a contingent liability in respect of Income Tax of such demand amount, interest, and penalty which is not quantifiable at present, hence not provided in the Consolidated Financial Statements.

Commitments and contingencies in respect of Mimo Technologies Pvt Ltd;

(i)	During the year, Mimo Technologies Pvt. Ltd. has received funds from TraQiQ Inc, a US company amounting to approximately $478,674 which is outstanding as at March 31, 2022, RBI regulates the foreign funds and based on the purpose of the transactions, compliances as per the RBI regulation needs to be complied with, Mimo was delayed in their reporting with the Master Circulars and received notification by the Reserve Bank of India, and therefore, is liable for the imposition of penalties. Since the amount of the penalty for the same is not ascertainable, no effect was given in the Consolidated Financial Statements.

(ii)	Mimo Technologies Pvt Ltd has delayed in complying with provisions related to Foreign Direct Investment and Transfer of Shares to Non-resident as per the Master Circulars and notification issued by Reserve Bank of India, therefore, is liable for imposition of penalty. Since the amount of the penalty for the same is not ascertainable, no effect was given in the Consolidated Financial Statements.

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

TraQiQ Solutions Private Limited

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation (“Mann”). On January 2, 2020, Mann changed its name to TraQiQ Solutions Private Limited (“TRAQ Pvt Ltd”). Pursuant to the Share Exchange Agreement with Mann, the Company acquired 100% of the shares of Mann and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 166,159 shares of common stock of the Company valued at $268. The warrants will be exercisable as follows: (i) 12,596 warrants immediately; (ii) 107,494 warrants exercisable one-year after the date of closing, which was extended to March 31, 2021; and (iii) 46,069 warrants exercisable two-years after the date of closing. This transaction is being recorded as a business combination under ASC 805. There were 56,400 of these warrants exercised during 2021 and 57,368 warrants remain outstanding as of March 31, 2022.

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

Rohuma, LLC

On January 22, 2021, the Company entered into a Share Exchange Agreement with Rohuma, LLC, a Delaware limited liability company (“Rohuma”) and its members, whereby the Rohuma members agreed to exchange all of their respective membership interests in Rohuma in exchange for 536,528 shares of common stock, of which the first tranche of shares were issued on March 1, 2021 totaling 320,285 shares, with the remaining value reflected as contingent consideration until the shares vest at which time they will be issued. The transaction was valued at $3,433,776 ($6.40 per share). The Company as of March 31, 2022, determined that the second tranche of shares (134,132) met the criteria to be issued, and the value of $858,445 was reclassified from contingent consideration to obligation to issue common stock. Rohuma has an Indian affiliate that is owned 99% by Rohuma and 1% by its founding member. Rohuma controls this entity and the 1% ownership by the member is now less than 1% upon acquisition by the Company. This amount is reflected as a non-controlling interest.

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

Mimo Technologies Private Limited

On February 17, 2021, the Company entered into a Share Exchange Agreement with Mimo Technologies Private Ltd., and Indian corporation (“Mimo”) and its shareholders, whereby the Mimo shareholders agreed to exchange all of their respective shares in Mimo in exchange for warrants to purchase 170,942 shares of the Company’s common stock. Of these warrants, 102,565 were earned at the date of acquisition, with the remaining 68,377 expected to be earned over the next two years from grant based on revenue goals for Mimo. The warrants have a term of three years and an exercise price of $0.008 and value in the amount of $1,640,447, of which $984,268 is reflected in additional paid in capital, with the remaining $656,179 reflected as contingent consideration. The Company as of March 31, 2022, determined that the criteria for vesting of the second tranche of warrants was satisfied and reclassified $410,112 from contingent consideration to additional paid in capital. In addition to the issuance of the warrants, TRAQ Pvt Ltd, wrote off $258,736 in amounts due from a note receivable, $123,778 in accounts receivable and $40,354 in a debenture from Mimo. In addition, a cash payment was made to one of the minority shareholders of Mimo in the amount of $22,338. The Company acquired over 99% of Mimo with the remaining percentage of less than 1% reflected as a non-controlling interest.

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

Going Concern

The Company has an accumulated deficit of $9,876,116 as of March 31, 2022 and a working capital deficit of $10,167,780, as of March 31, 2022, and a working capital deficit of $9,844,269 as of December 31, 2021. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

The Company has recently filed a Registration Statement on Form S-1 and engaged an investment banker to undertake an offering of approximately $15,000,000. The investment banker has assisted the Company in raising a bridge round of debt financing in the amount of $1,200,000, which is net of original issue discount of $240,000. Management intends to use the funds received from the capital raise to grow both organically and inorganically by pursuing potential synergistic companies as well as invest in technology and human capital for their existing operations. The Company’s ability to close on this potential offering to raise additional capital is unknown. Obtaining additional financing, including approximately $550,000 in the three months ended March 31, 2022, and the successful development of the Company’s contemplated plan of operations, ultimately, to profitable operations, are necessary for the Company to continue operations.

Results of Operations

Results of Operations and Financial Condition for the Three Months Ended March 31, 2022 as Compared to the Three Months Ended March 31, 2021

Revenues

For the three months ended March 31, 2022 compared to March 31, 2021, the Company’s revenues decreased by $34,986, or 9%, from $382,386 in 2021 to $347,400 in 2022. The decrease is the result of the reduction of contracts in Rohuma and Mimo.

Cost of Revenues

For the three months ended March 31, 2022 compared to March 31, 2021, the Company’s cost of revenues increased by $148,297, or 66%, from $223,832 in 2021 to $372,129 in 2022. The increase is the result of increased direct costs on some of the Mimo and Rohuma contracts which lead to lower profitability in these new engagements.

Operating Expenses

For the three months ended March 31, 2022 compared to March 31, 2021, the Company’s salary and salary related costs increased by $15,267, or 10%, from $148,431 in 2021 to $163,698 in 2022 due to 2022 having a full quarter with Rohuma and Mimo as compared to 2021 when there was not a full quarter as those entities were acquired in 2021.

For the three months ended March 31, 2022 compared to March 31, 2021, the Company’s professional fees decreased by $36,947, or 24%, from $151,425 in 2021 to $114,478 in 2022. Our professional fees decreased in 2022 compared to 2021 due to the acquisitions of Rohuma and Mimo where the Company incurred legal and auditing costs for these companies for SEC reporting purposes.

For the three months ended March 31, 2022 compared to March 31, 2021, the Company’s rent expense decreased by $5,979, or 77%, from $7,786 in 2021 to $1,807 in 2022 due to the renewal of a lease in 2022.

For the three months ended March 31, 2022 compared to March 31, 2021, the Company’s depreciation and amortization expense increased $8,196, or 49%, from $16,718 in 2021 to $24,914 in 2022. The increase was the result of the depreciation and amortization expense on the fixed and intangible assets acquired in the Rohuma and Mimo acquisitions.

For the three months ended March 31, 2022 compared to March 31, 2021, the Company’s general and administrative expenses decreased by $732,657, or 88%, from $835,724 in 2021 to $103,067 in 2022 primarily due to the cutbacks in travel and stock based compensation expenses.

Interest Expense

For the three months ended March 31, 2022 compared to March 31, 2021, the Company’s interest expense increased by $342,886, or 235%, from $145,633 in 2021 to $488,519 in 2022 due to higher levels of debt in 2022 mostly related to related-party debt, as well as the amortization of discounts on the debt instruments.

Changes in Fair Value of Derivative Liabilities

For the three months ended March 31, 2022 compared to March 31, 2021, the Company’s change in the fair value of the derivative liability decreased by $513,197, or 102%, from $505,007 in 2021 to income of $8,190 in 2022 due to the classification of the changes in the share price over the period March 31, 2022 compared to March 31, 2021.

Net Loss

For the three months ended March 31, 2022 compared to March 31, 2021, the Company’s net loss decreased by $766,718, from $(1,690,371) in 2021 to $(923,653) in 2022 due to the changes noted herein.

Liquidity and Capital Resources

As of March 31, 2022, current assets were $975,239 and current liabilities outstanding amounted to $11,143,019 which resulted in a working capital deficit of $10,167,780. As of December 31, 2021, current assets were $980,747 and current liabilities outstanding amounted to $10,825,016 which resulted in a working capital deficit of $9,844,269.

Net cash used in operating activities was $629,035 for the three months ended March 31, 2021 compared to $399,388 in 2022. Cash used in operations for 2022 and 2021 was the primarily related to the loss in operations offset by increases and decreases in accounts payable and accrued expenses and the changes in accounts receivable due to the lack of adequate cash flow of the Company as well as non-cash charges related to stock-based compensation and the changes in the derivative liabilities.

The only investing activities for the three months ended March 31, 2022 and 2021, related to the acquisitions of fixed assets related to the Company’s Indian subsidiaries, as well as in 2021 the amount of cash received (paid) in the acquisitions of Rohuma and Mimo Technologies.

Net cash provided by financing activities for the three months ended March 31, 2021 consisted of proceeds from the issuance of common stock of $456,000 and convertible notes of $515,000, along with proceeds received from related party notes of $24,101 The Company repaid $366,943 in related party notes and $93,244 in long-term debt during the three months ended March 31, 2021. During the three months ended March 31, 2022 the financing activities consisted of proceeds from long-term debt of $344,652, and related party notes of $205,836, off set by payments on long-term debt of $58,615 and payments of related party notes of $63,973. In addition, for the three months ended March 31, 2022 and 2021 there were increases in the cash overdraft of $48,400 and $62,605, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended March 31, 2022, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

TraQiQ, Inc.

Date: May 11, 2022	By:	/s/ Ajay Sikka
Ajay Sikka
Chief Executive Officer (principal executive officer)

Date: May 11, 2022	By:	/s/ Michael Pollack
Michael Pollack
Interim Chief Financial Officer (principal financial and accounting officer)

