Form 10-Q
period 2022-06-30
TRAQIQ, INC.
filed 2022-08-10
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of August 10, 2022, was 4,485,538.

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

3

Item 1. Financial Statements

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

IN US$

	JUNE 30,	DECEMBER 31,
	2022	2021
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$19,497	$56,329
Accounts receivable, net	847,690	774,146
Prepaid expenses and other current assets	218,438	150,272

Total Current Assets	1,085,625	980,747

Fixed assets, net	54,107	34,165
Intangible assets, net	1,150,726	1,206,966
Goodwill	5,863,058	5,863,058
Restricted cash	107,674	114,199
Deferred tax asset	104,933	116,111
Right-of-use asset	282,778	112,076
Long-term taxes receivable	133,096	122,136
Other assets	2,958	3,137

Total Non-current Assets	7,699,330	7,571,848

TOTAL ASSETS	$8,784,955	$8,552,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$2,408,368	$2,146,015
Cash overdraft	253,683	218,747
Accrued payroll and related taxes	254,811	412,144
Accrued taxes and duties payable	106,796	72,169
Deferred revenue	-	3,831
Derivative liability	1,330,492	1,152,620
Contingent consideration - Rohuma	532,600	1,383,954
Contingent consideration - Mimo	246,067	656,179
Current portion - lease liability	16,758	13,071
Current portion - long-term debt - related parties	4,350,644	3,892,463
Current portion - long-term debt	345,373	218,972
Current portion - convertible notes payable, net of discounts	1,212,940	654,851

Total Current Liabilities	11,058,532	10,825,016

Accrued payroll and related taxes, net of current portion	168,392	-
Long-term debt, net of current portion	126,266	36,052
Lease liability, net of current portion	270,938	109,830

Total Non-current Liabilities	565,596	145,882

Total Liabilities	11,624,128	10,970,898

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value, $0.0001, 10,000,000 shares authorized, Series A Convertible Preferred, 0 shares issued and outstanding, respectively	-	-
Common stock, par value, $0.0001, 300,000,000 shares authorized, 4,485,538 and 4,171,638 issued and outstanding, respectively	448	417
Subscription receivable	(143)	-
Additional paid in capital	7,873,371	6,508,931
Accumulated deficit	(10,949,908)	(8,953,768)
Accumulated other comprehensive income (loss)	243,892	30,605

Total Stockholders’ Equity (Deficit) before Non-controlling Interest	(2,832,340)	(2,413,815)
Non-controlling interest	(6,833)	(4,488)

Total Stockholders’ Equity (Deficit)	(2,839,173)	(2,418,303)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,784,955	$8,552,595

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

IN US$

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2022	2021	2022	2021

REVENUE	$755,995	$1,319,388	$408,595	$937,002
COST OF REVENUE	746,021	1,012,028	373,892	788,196
GROSS PROFIT	9,974	307,360	34,703	148,806

OPERATING EXPENSES
Salaries and salary related costs	359,036	309,013	195,338	160,582
Professional fees	208,649	287,288	94,171	135,863
Rent expense	16,498	15,511	14,691	7,725
Depreciation and amortization expense	49,504	37,019	24,590	20,301
General and administrative expenses	230,906	1,527,969	127,839	692,245

Total Operating Expenses	864,593	2,176,800	456,629	1,016,716

OPERATING LOSS	(854,619)	(1,869,440)	(421,926)	(867,910)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	(177,872)	(1,196,132)	(186,062)	(691,125)
PPP forgiveness and other income	23,489	10,073	23,441	-
Interest expense, net of interest income	(978,432)	(363,178)	(489,913)	(217,545)
Total other income (expense)	(1,132,815)	(1,549,237)	(652,534)	(908,670)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,987,434)	(3,418,677)	(1,074,460)	(1,776,580)

Provision for income taxes	11,051	81,996	5,372	33,722

NET LOSS	(1,998,485)	(3,500,673)	(1,079,832)	(1,810,302)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	2,345	(2,563)	1,040	(1,110)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(1,996,140)	$(3,503,236)	$(1,078,792)	$(1,811,412)

Other comprehensive income (loss)
Foreign currency translations adjustment	213,287	(26,948)	109,989	(20,809)
Comprehensive loss	$(1,782,853)	$(3,530,184)	$(968,803)	$(1,832,221)

Net loss per share	$(0.47)	$(0.92)	$(0.25)	$(0.46)

Weighted average common shares outstanding - basic and diluted	4,221,712	3,809,860	4,271,235	3,896,080

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

IN US $

					Additional			Accumulated
	Series A Preferred		Common Stock		Paid-In Capital-	Accumulated	Subscription	Other Comprehensive	Non- controlling
	Shares	Amount	Shares	Amount	Common	Deficit	Receivable	Income (Loss)	Interest	Total

Balance - January 1, 2021	50,000	$5	3,412,245	$341	$119,650	$(2,504,893)	$-	$27,721	$-	$(2,357,176)

Shares of stock issued for cash	-	-	71,250	7	455,993	-	-	-	-	456,000

Shares of stock issued for conversion of notes payable and accrued interest	-	-	33,042	3	224,684	-	-	-	-	224,687

Shares of stock issued for services rendered	-	-	50,000	5	436,380	-	-	-	-	436,385

Shares of stock issued for acquisition of Rohuma (first tranche)	-	-	320,285	32	2,049,789	-	-	-	-	2,049,821

Warrants earned for acquisition of Mimo	-	-	-	-	984,268	-	-	-	-	984,268

Stock-based compensation - warrants granted for consulting	-	-	-	-	68,642	-	-	-	-	68,642

Stock-based compensation on granting of options	-	-	-	-	108,341	-	-	-	-	108,341

Net loss for the period	-	-	-	-	-	(1,691,824)	-	(6,139)	1,453	(1,696,510)

Balance - March 31, 2021	50,000	5	3,886,822	388	4,447,747	(4,196,717)	-	21,582	1,453	274,458

Shares of stock issued for cash	-	-	4,375	1	38,499	-	-	-	-	38,500

Shares of stock issued for services rendered	-	-	125	-	1,750	-	-	-	-	1,750

Shares of stock issued for providing note payable	-	-	37,500	4	446,996	-	-	-	-	447,000

Stock-based compensation on granting of options	-	-	-	-	118,465	-	-	-	-	118,465

Stock-based compensatuon for restricted stock grants (shares not issued)	-	-	-	-	40,222	-	-	-	-	40,222

Net loss for the period	-	-	-	-	-	(1,811,412)	-	(20,809)	1,110	(1,831,111)

Balance - June 30, 2021	50,000	$5	3,928,822	$393	$5,093,679	$(6,008,129)	$-	$773	$2,563	$(910,716)

Balance - January 1, 2022	-	$-	4,171,638	$417	$6,508,931	$(8,953,768)	$-	$30,605	$(4,488)	$(2,418,303)

Fractional share adjustment	-	-	1,370	-	-	-	-	-	-	-

Stock-based compensation on granting of options	-	-	-	-	18,223	-	-	-	-	18,223

Stock-based compensatuon for restricted stock grants (shares not issued)	-	-	-	-	33,208	-	-	-	-	33,208

Warrants earned for acquisition of Mimo	-	-	-	-	410,112	-	-	-	-	410,112

Net loss for the period	-		-	-	-	(917,348)	-	103,298	(1,305)	(815,355)

Balance - March 31, 2022	-	-	4,173,008	417	6,970,474	(9,871,116)	-	133,903	(5,793)	(2,772,115)

Shares of stock issued in warrant exercises	-	-	179,506	18	125	-	(143)	-	-	-

Shares of stock issued for acquisition of Rohuma (second tranche)	-	-	133,024	13	851,340	-	-	-	-	851,353

Stock-based compensation on granting of options	-	-	-	-	18,223	-	-	-	-	18,223

Stock-based compensatuon for restricted stock grants (shares not issued)	-	-	-	-	33,209	-	-	-	-	33,209

Net loss for the period	-	-	-	-	-	(1,078,792)	-	109,989	(1,040)	(969,843)

Balance - June 30, 2022	-	$-	4,485,538	$448	$7,873,371	$(10,949,908)	$(143)	$243,892	$(6,833)	$(2,839,173)

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

IN US$

	2022	2021
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(1,996,140)	$(3,503,236)
Adjustments to reconcile net loss to net cash (used in) operating activities
Change in non-controlling interest	(2,345)	2,563
Bad debt expense	-	223,673
Forgiveness of debt	(18,153)	(10,087)
Depreciation and amortization	49,504	37,019
Lease cost, net of repayment	-	1,936
Foreign currency (gain) loss	(7,193)	2,164
Stock-based compensation	102,863	295,448
Common stock issued for services rendered	-	925,356
Change in fair value of derivative liability and derivative expense	177,872	1,196,132
Fees paid in debt financing	3,250	-
Amortization of discounts on debt	566,294	146,966
Gain on sale of assets	(8)	-
Changes in assets and liabilities
Accounts receivable	(202,924)	(415,092)
Prepaid expenses and other current assets	92,734	90,730
Deferred revenue	-	30,974
Accounts payable, accrued expenses and deferred taxes	410,064	(325,373)
Accrued payroll and payroll taxes	28,861	14,738
Accrued duties and taxes	54,566	76,995
Total adjustments	1,255,385	2,294,142
Net cash (used in) operating activities	(740,755)	(1,209,094)

CASH FLOWS FROM INVESTING ACTIVITES
Cash received in acquisition of Mimo	-	42,905
Cash received in acquisition of Rohuma	-	5,951
Acquisition of Mimo	-	(21,856)
Acquisition of fixed assets	(31,244)	(2,010)
Net cash (used in) provided by investing activities	(31,244)	24,990

CASH FLOWS FROM FINANCING ACTIVITES
Increase in cash overdraft	47,436	45,258
Proceeds from the issuance of common stock	-	494,500
Proceeds from convertible notes	-	515,000
Repayment of convertible notes	-	(20,000)
Proceeds from long-term debt - related parties	579,185	1,122,096
Repayment of long-term debt - related parties	(115,809)	(681,968)
Proceeds from long-term debt	370,659	50,331
Repayments of long-term debt	(152,829)	(96,499)
Net cash provided by financing activities	728,642	1,428,718

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(43,357)	244,614

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	170,528	58,404

CASH AND RESTRICTED CASH -END OF PERIOD	$127,171	$303,018

CASH PAID DURING THE PERIOD FOR:
Interest expense	$22,398	$21,908
Income taxes	$5,679	$81,996

SUMMARY OF NON-CASH ACTIVITIES:
Acquisition of Rohuma:
Accounts receivable	$-	$4,179
Prepaid and other current assets	-	8,943
Fixed assets	-	4,512
Investment	-	1,440
Accounts payable and accrued expenses	-	(58,153)
Accrued duties and taxes	-	(2,688)
Long-term debt - related parties	-	(37,776)
Long-term debt	-	(10,000)
Cash overdraft	-	(2,980)
Cash	-	6,027

Total net assets acquired	-	(86,496)

Consideration per Share Exchange Agreement	-	3,433,776

Goodwill/(Bargain Purchase Gain)	$-	$3,520,272

Acquisition of Mimo Technologies:
Accounts receivable	$-	$58,692
Prepaid and other current assets	-	272,872
Fixed assets	-	153,186
Intellectual property	-	508,669
Tradenames	-	169,556
Accounts payable and accrued expenses	-	(708,833)
Accrued payroll and related taxes	-	(104,750)
Accrued duties and taxes	-	(28,213)
Long-term debt - related parties	-	(343,118)
Long-term debt	-	(236,712)
Comprehensive income	-	(42,735)
Cash	-	43,851

Total net assets acquired	-	(257,535)

Consideration per Share Exchange Agreement	-	2,085,653

Goodwill/(Bargain Purchase Gain)	$-	$2,343,188

Common stock issued for conversion of long-term debt, related and unrelated parties	$-	$224,688

Right of use asset for lease liability	$331,154	$-

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

TraQiQ Solutions Private Limited

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation (“Mann”). On January 2, 2020, Mann changed its name to TraQiQ Solutions Private Limited (“TRAQ Pvt Ltd”). Pursuant to the Share Exchange Agreement with Mann, the Company acquired 100% of the shares of Mann and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 166,159 shares of common stock of the Company valued at $268. The warrants will be exercisable as follows: (i) 12,596 warrants immediately; (ii) 107,494 warrants exercisable one-year after the date of closing, which was extended to March 31, 2021; and (iii) 46,069 warrants exercisable two-years after the date of closing. This transaction is being recorded as a business combination under ASC 805. There were 56,400 of these warrants exercised during 2021, 44,554 during 2022, and 12,813 warrants remain outstanding as of June 30, 2022.

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

Rohuma, LLC

On January 22, 2021, the Company entered into a Share Exchange Agreement with Rohuma, LLC, a Delaware limited liability company (“Rohuma”) and its members, whereby the Rohuma members agreed to exchange all of their respective membership interests in Rohuma in exchange for 536,528 shares of common stock, of which the first tranche of shares were issued on March 1, 2021 totaling 320,285 shares, with the remaining value reflected as contingent consideration until the shares vest at which time they will be issued. The transaction was valued at $3,433,776 ($6.40 per share). The Company effective March 31, 2022, determined that the second tranche of shares (133,024) met the criteria to be issued, and the value of $851,353 was reclassified from contingent consideration to stockholders’ equity. Rohuma has an Indian affiliate that is owned 99% by Rohuma and 1% by its founding member. Rohuma controls this entity and the 1% ownership by the member is now less than 1% upon acquisition by the Company. This amount is reflected as a non-controlling interest.

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

Mimo Technologies Private Limited

On February 17, 2021, the Company entered into a Share Exchange Agreement with Mimo Technologies Private Ltd., and Indian corporation (“Mimo”) and its shareholders, whereby the Mimo shareholders agreed to exchange all of their respective shares in Mimo in exchange for warrants to purchase 170,942 shares of the Company’s common stock. Of these warrants, 102,565 were earned at the date of acquisition, with the remaining 68,377 expected to be earned over the next two years from grant based on revenue goals for Mimo. The warrants have a term of three years and an exercise price of $0.008 and value in the amount of $1,640,447, of which $984,268 is reflected in additional paid in capital, with the remaining $656,179 reflected as contingent consideration. The Company effective March 31, 2022, determined that the criteria for vesting of the second tranche of warrants was satisfied and reclassified $410,112 from contingent consideration to additional paid in capital. In addition to the issuance of the warrants, TRAQ Pvt Ltd, wrote off $258,736 in amounts due from a note receivable, $123,778 in accounts receivable and $40,354 in a debenture from Mimo. In addition, a cash payment was made to one of the minority shareholders of Mimo in the amount of $22,338. The Company acquired over 99% of Mimo with the remaining percentage of less than 1% reflected as a non-controlling interest.

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

These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10-K filed with the SEC on March 31, 2022. Interim results of operations for the six months ended June 30, 2022 are not necessarily indicative of future results for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less of $19,497 and $56,329 as of June 30, 2022 and December 31, 2021, respectively.

Restricted Cash

The Company’s restricted cash balance consists of time deposits with financial institutions which are valued at cost and approximate fair value. Interest earned on these deposits in included in interest income. The carrying value of our restricted cash at June 30, 2022 and December 31, 2021 was $107,674 and $114,199, respectively. The balances consist of time deposits pledged with financial institutions for a Line of Credit facility taken from Andhra Bank, issuance of overdraft limit.

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

Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Management has determined that an allowance of $169,648 and $193,535 was required for the outstanding accounts receivable as of June 30, 2022 and December 31, 2021, respectively.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Management has determined that no impairment of long-lived assets is required for the periods ended June 30, 2022 and December 31, 2021.

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

The following is a summary of revenue for the six months ended June 30, 2022 and 2021, disaggregated by type:

	2022	2021
Professional Services Revenue	$681,507	$593,898
Sale of goods	23,832	544,793
Software Solution Revenue	50,656	180,697
	$755,995	$1,319,388

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

Going Concern

The Company has an accumulated deficit of $10,949,908 as of June 30, 2022 and a working capital deficit of $9,972,907, as of June 30, 2022, and a working capital deficit of $9,844,269 as of December 31, 2021. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

The Company has recently filed a Registration Statement on Form S-1 and engaged an investment banker to undertake an offering of approximately $15,000,000. The investment banker has assisted the Company in raising a bridge round of debt financing in the amount of $1,200,000, which is net of original issue discount of $240,000. Management intends to use the funds received from the capital raise to grow both organically and inorganically by pursuing potential synergistic companies as well as invest in technology and human capital for their existing operations. The Company’s ability to close on this potential offering to raise additional capital is unknown. Obtaining additional financing, including approximately $950,000 in the six months ended June 30, 2022, and the successful development of the Company’s contemplated plan of operations, ultimately, to profitable operations, are necessary for the Company to continue operations.

NOTE 3: ACQUISITIONS

ROHUMA

On January 22, 2021, the Company entered into a Share Exchange Agreement with Rohuma, LLC, a Delaware limited liability company (“Rohuma”) and its members, whereby the Rohuma members agreed to exchange all of their respective membership interests in Rohuma in exchange for 536,528 shares of common stock, of which the first tranche of shares were issued on March 1, 2021 totaling 320,285 shares, with the remaining value reflected as contingent consideration until the shares vest at which time they will be issued. The transaction was valued at $3,433,776 ($6.40 per share). The Company effective March 31, 2022, determined that the second tranche of shares (133,024) met the criteria to be issued, and the value of $851,353 was reclassified from contingent consideration to stockholders’ equity. Rohuma has an Indian affiliate that is owned 99% by Rohuma and 1% by its founding member. Rohuma controls this entity and the 1% ownership by the member is now less than 1% upon acquisition by the Company. This amount is reflected as a non-controlling interest.

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
$(86,496)

The difference between the net liabilities acquired of $86,496, and the consideration paid (in the form of shares, inclusive of contingent consideration of $1,383,954) of $3,520,272, prior to a minor foreign currency translation adjustment, represents goodwill. The Company had an independent valuation consultant perform an impairment test and it was determined that no impairment exists on the goodwill.

MIMO TECHNOLOGIES

On February 17, 2021, the Company entered into a Share Exchange Agreement with Mimo Technologies Private Ltd., and Indian corporation (“Mimo”) and its shareholders, whereby the Mimo shareholders agreed to exchange all of their respective shares in Mimo in exchange for warrants to purchase 170,942 shares of the Company’s common stock. Of these warrants, 102,565 were earned at the date of acquisition, with the remaining 68,377 expected to be earned over the next two years from grant based on revenue goals for Mimo. The warrants have a term of three years and an exercise price of $0.008 and value in the amount of $1,640,447, of which $984,268 is reflected in additional paid in capital, with the remaining $656,179 reflected as contingent consideration. The Company effective March 31, 2022, determined that the criteria for vesting of the second tranche of warrants was satisfied and reclassified $410,112 from contingent consideration to additional paid in capital. In addition to the issuance of the warrants, TRAQ Pvt Ltd, wrote off $258,736 in amounts due from a note receivable, $123,778 in accounts receivable and $40,354 in a debenture from Mimo. In addition, a cash payment was made to one of the minority shareholders of Mimo in the amount of $22,338. The Company acquired over 99% of Mimo with the remaining percentage of less than 1% reflected as a non-controlling interest.

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

The following table shows pro-forma results for the six months ended June 30, 2021 as if the acquisition had occurred on January 1, 2021. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Rohuma, Mimo and the Company.

For the six months ended June 30, 2021
Revenues	$1,355,350
Net income (loss)	$(3,555,172)
Net income (loss) per share	$(0.96)

NOTE 4: CASH AND RESTRICTED CASH

Cash and restricted cash are as follows:

	June 30, 2022	December 31, 2021
Cash on hand	$2,196	$646
Bank balances	17,301	55,683
Restricted cash	107,674	114,199
Total	$127,171	$170,528

ASU 2016-18, “Statements of Cash Flows” (Topic 230) was adopted by the Company in 2017. In accordance with this standard, restricted cash and restricted cash equivalents is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statements of Cash Flows. During the six months ended June 30, 2022 and 2021 there were no cash equivalents.

NOTE 5: FIXED ASSETS

The Company’s property and equipment is as follows:

	June 30, 2022	December 31, 2021	Estimated Life

Property and equipment – TRAQ Pvt Ltd.	$621,247	$627,188	3 - 10 years
Property and equipment – Rohuma US	1,100	1,100	3 - 10 years
Property and equipment – Rohuma India	10,266	9,916	3 – 10 years
Property and Equipment – Mimo Technologies	7,352	7,342	3 – 10 years
Less: accumulated depreciation	(585,858)	(611,381)

Net	$54,107	$34,165

Depreciation expense for the six months ended June 30, 2022 and 2021 was $9,661 and $11,615, respectively.

NOTE 6: INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	June 30, 2022	December 31, 2021

Customer relationships	$448,800	$448,800
Intellectual property	508,669	508,669
Tradenames	209,143	218,799
Software	235,804	250,095
Less: accumulated amortization	(251,690)	(219,397)

Net	$1,150,726	$1,206,966

Amortization expense for the six months ended June 30, 2022 and 2021 was $39,842 and $25,404, respectively.

NOTE 7: GOODWILL

The Company’s goodwill consists of the following:

	June 30, 2022	December 31, 2021

Rohuma	$3,519,870	$3,519,870
Mimo Technologies	2,343,188	2,343,188

Net	$5,863,058	$5,863,058

For the six months ended June 30, 2022 and 2021, there were no indicators of impairment noted.

NOTE 8: CONVERTIBLE NOTES PAYABLE

As of June 30, 2022 and December 31, 2021, the Company had the following convertible notes outstanding, all are current liabilities. Any convertible notes payable that were repaid or converted in 2021, are not listed, and details of which can be found in our Form 10-K filed March 31, 2022:

		June 30, 2022	December 31, 2021
Evergreen Capital Management LLC	(a)	$1,440,000	$1,440,000

Total Convertible Notes Payable		$1,440,000	$1,440,000
Less: Discounts		(227,060)	(785,149)
		$1,212,940	$654,851

(a)	On September 17, 2021, the Company entered into a 20% OID Senior Secured Promissory Note with Evergreen Capital Management LLC (the “Evergreen 1”) in the amount of $720,000 (includes $120,000 of Original Issue Discount). The Evergreen 1 has a maturity of nine months to June 17, 2022. The Evergreen 1 accrues interest at a rate of 10% per year. The conversion price of Evergreen 1 is the lower of (a) $11.60 (“Fixed Conversion Price”) or (b) upon the occurrence and during the continuation of any Event of Default, if lower, 90% of the average of the two lowest VWAPs for the five (5) consecutive Trading Day that is immediately prior to the applicable Conversion Date (the “Default Conversion Price”). There are certain price protections for Evergreen Capital Management LLC under the terms of Evergreen 1, which make the conversion option a derivative liability. The Company has not repaid this note as of the maturity date and is currently in negotiations with Evergreen Capital Management LLC on revised terms. As a result, this note is in default and subject to the Default Conversion Price. The Company granted 62,069 warrants that have a term of five-years and an exercise price of $11.60 per share with Evergreen 1. The warrants granted with Evergreen 1 also contain certain price protections, that make the value of the warrants a derivative liability.

As a commission on this note, the Company granted to the investment bankers, 4,966 warrants with the same terms as the Evergreen Capital Management warrants. The Company recognized a commission expense for $37,977 on these warrants.

On October 8, 2021, the Company entered into a 20% OID Senior Secured Promissory Note in the amount of $480,000 (includes $80,000 of Original Issue Discount) with Evergreen Capital Management LLC (the “Evergreen 2”). The Evergreen 2 has a maturity of nine months to July 8, 2022. The Evergreen 2 accrues interest at a rate of 10% per year. The conversion price of Evergreen 2 is the lower of (a) $11.60 (“Fixed Conversion Price”) or (b) upon the occurrence and during the continuation of any Event of Default, if lower, 90% of the average of the two lowest VWAPs for the five (5) consecutive Trading Day that is immediately prior to the applicable Conversion Date (the “Default Conversion Price”). There are certain price protections for Evergreen Capital Management LLC under the terms of Evergreen 2, which make the conversion option a derivative liability. The Company has not repaid this note as of the maturity date and is currently in negotiations with Evergreen Capital Management LLC on revised terms. As a result, this note is in default and subject to the Default Conversion Price. The Company granted 41,379 warrants that have a term of five-years and an exercise price of $11.60 per share with Evergreen 2. The warrants granted with Evergreen 2 also contain certain price protections, that make the value of the warrants a derivative liability.

As a commission on this note, the Company granted to the investment bankers, 3,310 warrants with the same terms as the Evergreen Capital Management warrants. The Company recognized a commission expense for $9,695 on these warrants.

On October 15, 2021, the Company entered into a 20% OID Senior Secured Promissory Note in the amount of $240,000 (includes $40,000 of Original Issue Discount) with Evergreen Capital Management LLC (the “Evergreen 3”). The Evergreen 3 has a maturity of nine months to July 15, 2022. The Evergreen 3 accrues interest at a rate of 10% per year. The conversion price of Evergreen 3 is the lower of (a) $11.60 (“Fixed Conversion Price”) or (b) upon the occurrence and during the continuation of any Event of Default, if lower, 90% of the average of the two lowest VWAPs for the five (5) consecutive Trading Day that is immediately prior to the applicable Conversion Date (the “Default Conversion Price”). There are certain price protections for Evergreen Capital Management LLC under the terms of Evergreen 3, which make the conversion option a derivative liability. The Company has not repaid this note as of the maturity date and is currently in negotiations with Evergreen Capital Management LLC on revised terms. As a result, this note is in default and subject to the Default Conversion Price. The Company granted 20,690 warrants that have a term of five-years and an exercise price of $11.60 per share with Evergreen 3. The warrants granted with Evergreen 3 also contain certain price protections, that make the value of the warrants a derivative liability.

As a commission on this note, the Company granted to the investment bankers, 1,655 warrants with the same terms as the Evergreen Capital Management warrants. The Company recognized a commission expense for $5,756 on these warrants.

As of June 30, 2022, the Evergreen 1 note is in default as the Company has not repaid the note. Both Evergreen 2 and Evergreen 3 through July 15, 2022 are also in default as the Company has not repaid these notes by the maturity date.

Interest expense on these notes for the six months ended June 30, 2022 is $71,408. Amortization of debt and original issue discounts was $558,089 for the six months ended June 30, 2022.

NOTE 9: LONG-TERM DEBT RELATED PARTIES

The following is a summary of the current portion - long-term debt - related parties as of June 30, 2022 and December 31, 2021:

		June 30, 2022	December 31, 2021

Unsecured advances - CEO	(a)	$3,372,404	$2,908,562
Notes payable - Satinder Thiara	(b)	32,000	32,000
Promissory notes – Kunaal Sikka	(c)	265,000	265,000
Notes payable – Swarn Singh	(d)	195,000	195,000
Note payable - Chaudhary	(e)	32,392	8,828
Note payable - Director	(g)	400,000	400,000
Note payable - other	(h)	17,735	-
Advances –officers	(f)	36,113	83,073

		4,350,644	3,892,463
Current portion of long-term debt related parties		(4,350,644)	(3,892,463)
Long-term debt – related parties		$-	$-

(a)	This is an unsecured advance from the CEO originally entered into January 1, 2015. The note bears interest at 15% annually (1.25% monthly) and are due on demand.

(b)	Notes payable to Satinder Thiara entered into May 25, 2016 ($22,000) which is due December 31, 2021, December 13, 2016 ($10,000) which is due December 31, 2021, and May 1, 2018 ($25,000) which matured December 31, 2019 at interest rate of 15% annually (1.25% monthly). These are unsecured loans. The May 1, 2018 note is in default as of December 31, 2019. As a result the interest rate was changed to 21% annually (1.75% monthly). The May 1, 2018 note that matured December 31, 2019 was converted along with $12,392 in accrued interest into 5,499 shares of common stock on March 5, 2021.

(c)	Unsecured promissory note from Kunaal Sikka, the CEO’s son, dated September 13, 2018, in the amount of $15,000, maturing on December 31, 2019, and accruing interest at an annual rate of 12%. The note was in default as of December 31, 2019 through June 25, 2021 when the note was extended until December 31, 2022. As a result the interest rate was changed to 18% annually (1.50% monthly) through June 25, 2021 and then changed to 6% annually.

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

(e)	Note payable to Sushil Chaudhary dated April 27, 2020 in the amount of 1,100,000 INR (approximately $14,500 US$) due on demand at 13% per annum. This amount was offset by an amount due from the company that Sushil Chaudhary owns in the amount of $8,860.

(f)	Note payable to officer dated June 18, 2020 in the amount of 7,650,000 INR (approximately $100,000 US$) interest free and due on demand with a balance of $36,113 as of June 30, 2022.

(g)	Note payable to a director dated June 15, 2021 that matured December 12, 2021 in the amount of $400,000. The note does not bear interest however the director received two tranches of 18,750 shares each for lending this amount. The Company and the director extended the maturity date of this note to June 14, 2022. As of June 30, 2022, the note has not been repaid. The director and the Company are negotiating revised terms. As a result of the failure to repay the note by the maturity date, the note is in default.

(h)	Note payable with a company owned by the CEO dated April 2, 2022 in the amount of $18,445 at 8% interest per annum, due on demand.

Interest expense on these notes for the six months ended June 30, 2022 and 2021 are $268,998 and $158,537, respectively.

NOTE 10: LONG-TERM DEBT

The following is a summary of the long-term debt as of June 30, 2022 and December 31, 2021. Any long-term debt that were repaid or converted in 2021, are not listed, and details of which can be found in our Form 10-K filed March 31, 2022:

		June 30, 2022	December 31, 2021
Other debt – in default	(a)	$-	$6,000
Auto loan – ICICI Bank	(d)	6,883	11,062
Baxter Credit Union	(e)	99,965	99,975
UGECL	(f)	39,478	49,776
Sixth Street Lending	(b)	68,513	-
Loan Builder	(g)	74,469	22,321
Loan Builder #2	(g)	47,837	-
Satin	(c)	52,696	55,890
Union Bank	(h)	50,983	-
Individual	(i)	25,000	-
SBA - Rohuma		10,000	10,000
Total		$475,824	$255,024
Discount		(4,185)	-
Current portion		(345,373)	(218,972)
Long-term debt, net of current portion		$126,266	$36,052

(a)	Note payable to an individual for $7,500, issued in May 2018 as consideration for services, due in June 2018, and bearing no interest. During the year ended December 31, 2018, the Company made a payment of $1,500 against the note and the Company has withheld payment of the remaining amount pending receipt of amounts due from the service provider. The amount was settled in 2022.

(b)	On February 11, 2022, the Company entered into a $115,640 promissory note with Sixth Street Lending LLC. The promissory note contains an original issue discount of $12,390. Interest on the promissory note is eleven percent per annum (11%) and the promissory note matures February 11, 2023. The interest rate increases to 22% if an event of default occurs. The Company is to make mandatory monthly payments of $12,836 per month in ten installments beginning March 30, 2022. Should an event of default occur, the holder of the promissory note will have the right to convert any portion of the outstanding principal and interest at the lowest price on the preceding trading day. The Company has reserved 180,688 shares of common stock with the transfer agent to account for any potential conversions.

(c)	Unsecured amount due from a customer.

(d)	Loan payable with ICICI Bank, secured by the vehicle the loan was taken for. Payments are monthly at $752, through maturity in May 2023. The entire amount is included in current maturities.

(e)	Revolving loan in the amount of $100,000 at 4% interest per annum due December 30, 2020. The loan was renegotiated for a balance of $99,975 with similar terms at 4% interest per annum and is guaranteed by the CEO of the Company.

(f)	COVID line of credit from UGECL up to 4,000,000 INR in India, term of 48 months, interest only at 7.5% annual rate for first 12 months, then 36 equal instalments through maturity. Current (2022) $16,890; long-term (2023) $22,587.

(g)

In January 2022, the Company borrowed $125,000 unsecured loan due in 52 weekly payments of $2,805 inclusive of interest at approximately 10%. A portion of these proceeds were used to pay off the prior advance from Loanbuilder from 2021.

In February 2022 the Company’s subsidiary Rohuma, borrowed $75,000 from Loanbuilder, both to be repaid in 52 weekly installments of $1,683.

(h)	Borrowed $50,000 with repayment commencing March 2024 through maturity in February 2027.

(i)

In May 2022, the Company borrowed $25,000 from an individual with interest at 12% per annum. The loan matures December 31, 2023.

In February 2022 the Company’s subsidiary Rohuma, borrowed $75,000 from Loanbuilder, both to be repaid in 52 weekly installments of $1,683.

Interest expense on these notes for the six months ended June 30, 2022 and 2021 are $22,859 and $2,539, respectively.

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

On September 22, 2021, the CEO converted all 50,000 shares of Series A Convertible Preferred Stock at the conversion price of $7.2472 per share into 6,899 common shares. As a result, as of June 30, 2022 and December 31, 2021, there are no Series A Convertible Preferred shares issued and outstanding.

Common Stock

As of June 30, 2022, the Company has 4,485,538 shares issued and outstanding.

During the three months ended June 30, 2022, there was a fractional adjustment of 1,370 shares, 179,506 shares issued in the exercise of warrants for $143 (which is included in subscription receivable as the cash was received in July 2022), and 133,024 shares issued for the second tranche of shares for the Rohuma purchase valued at $851,353 which was included in contingent consideration.

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

Common Stock Warrants

The following schedule summarizes the changes in the Company’s common stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2021	437,691	$0.008 - $16.00	2.69 years	$1,185,798		$5.36

Warrants granted	-	$-	-		$
Warrants exercised	(179,506)	$-	-		$
Warrants expired/cancelled	(12,500)	$-	-		$

Balance at June 30, 2022	245,685	$0.008 - $16.00	2.63 years	$199,797		$8.76
Exercisable at June 30, 2022	220,044	$0.008 - $16.00	2.74 years	$94,872		$9.78

Balance at December 31, 2020	166,159	$0.008	3.87 years	$2,125,506		$0.008
Warrants granted	380,323	$0.008-16.00	-		$
Warrants exercised/exchanged	(56,400)	$-	-		$
Warrants expired/cancelled	(52,391)	$-	-		$

Balance at December 31, 2021	437,691	$0.008-16.00	2.69 years	$1,185,798		$5.36

Exercisable at December 31, 2021	369,189	$0.008-16.00	2.79 years	$830,785		$6.40

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the six months ended June 30, 2022 and year ended December 31, 2021:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Expected term	-	3 years
Expected volatility	-%	164-269%
Expected dividend yield	-	-
Risk-free interest rate	-%	2.00%

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

On February 17, 2021, the Company entered into a Share Exchange Agreement with Mimo Technologies Private Ltd., and Indian corporation (“Mimo”) and its shareholders, whereby the Mimo shareholders agreed to exchange all of their respective shares in Mimo in exchange for warrants to purchase 170,942 shares of the Company’s common stock. Of these warrants, 102,565 were earned at the date of acquisition, with the remaining 68,377 expected to be earned over the next two years from grant based on revenue goals for Mimo. The warrants have a term of three years and an exercise price of $0.008 and value in the amount of $1,640,447, of which $984,268 is reflected in additional paid in capital, with the remaining $656,179 reflected as contingent consideration. The Company effective March 31, 2022, determined that the criteria for vesting of the second tranche of warrants was satisfied and reclassified $410,112 from contingent consideration to additional paid in capital. In addition to the issuance of the warrants, TRAQ Pvt Ltd, wrote off $258,736 in amounts due from a note receivable, $123,778 in accounts receivable and $40,354 in a debenture from Mimo. In addition, a cash payment was made to one of the minority shareholders of Mimo in the amount of $22,338. The Company acquired over 99% of Mimo with the remaining percentage of less than 1% reflected as a non-controlling interest.

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

In June 2022, there were 44,554 warrants exercised for $143. In addition, in June 2022, there was 12,500 warrants previously granted to a consultant that were cancelled.

Options

On November 23, 2020, the Board of Directors of the Company approved the 2020 Equity Incentive Plan.

On October 19, 2020, the Company granted 491,250 stock options to board members, advisory board members, employees and consultants. The options have a 10-year term, and are both service based grants, as well as performance-based grants. Through March 31, 2022 a total of 342,879 options have vested. Stock based compensation expense for the six months ended June 30, 2022 and 2021 were $36,446 and $226,807, respectively. As of June 30, 2022, there remains $212,403 of unrecognized stock based compensation.

The following represents a summary of options:

	Six Months Ended June 30, 2022		Year Ended December 31, 2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	491,250	$0.0416	491,250	$0.0416

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Ending balance	491,250	$0.0416	491,250	$0.0416
Intrinsic value of options	$2,011,559		$2,533,975

Weighted Average Remaining Contractual Life (Years)	8.31		8.81

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

As of June 30, 2022, the value of the unamortized lease right of use asset is $282,778. As of June 30, 2022, the Company’s lease liability was $287,696.

Remaining Lease Obligation at June 30 (undiscounted cash flows)
2023	$54,536
2024	54,536
2025	56,990
2026	61,080
2027	61,080
Thereafter	229,152
Total lease payments	517,374
Less: Imputed interest	229,678
Present value of lease liabilities	$287,696

For the six months ended June 30, 2022 and 2021 the Company recorded rent expense of $16,498 and $15,511.

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

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used in June 30, 2022 and December 31, 2021:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021

Expected term	1 year	1 year
Expected volatility	233 - 260%	164 – 269%
Expected dividend yield	-	-
Risk-free interest rate	1.65 – 2.80%	0.15%

The Company’s derivative liabilities are as follows:

	June 30, 2022	December 31, 2021

Fair value of the Platinum Point warrants (25,000 warrants)	$63,250	$90,000
Fair value of the Evergreen 1 conversion option	636,000	223,448
Fair value of the Evergreen 1 warrants (62,069 warrants)	237,104	307,862
Fair value of the Evergreen 2 conversion option	104,690	148,965
Fair value of the Evergreen 2 warrants (41,379 warrants)	158,069	205,241
Fair value of the Evergreen 3 conversion option	52,345	74,483
Fair value of the Evergreen 3 warrants (20,690 warrants)	79,034	102,621
	$1,330,492	$1,152,620

Activity related to the derivative liabilities for the six months ended June 30, 2022 is as follows:

Beginning balance as of December 31, 2021	$1,152,620
Issuances of warrants/conversion option – derivative liabilities	-
Extinguishment of derivative liability upon conversion/repayment of convertible notes	(-)
Change in fair value of warrants/conversion option - derivative liabilities	177,872
Ending balance as of June 30, 2022	$1,330,492

There were no derivative liabilities prior to January 2021.

nOTE 15: CONCENTRATIONS

During the six months ended June 30, 2022 and 2021, the Company had two major customers comprising 53% of revenues and two major customers comprising 87% of revenues, respectively. A major customer is defined as a customer that represents 10% or greater of total revenues. There was 79% and 93% of accounts receivable representing four and five customers as of June 30, 2022 and December 31, 2021, respectively.

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

nOTE 17: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies in respect of TRAQ Pvt Ltd;

(i)	TRAQ Pvt Ltd had applied for compounding of the TDS liability for the assessment year 2014-2015 and 2015-2016 in accordance with Indian Income Tax Laws. However, no amount payable for tax and penalty was confirmed by the Income Tax Department. Further, TRAQ Pvt Ltd has also defaulted for TDS deducted but not paid in time during assessment years 2016-2017 to 2020-2021. Accordingly, there may be a contingent liability in respect of TDS regarding compounding charges, interest, and penalty which is not quantifiable at present, hence not provided in the Consolidated Financial Statements.

(ii)	TRAQ Pvt Ltd has outstanding Gratuity for $9,462 as of December 31, 2021, towards ex-employees of TRAQ Pvt Ltd; therefore, TRAQ Pvt Ltd is liable for penalty under The Gratuity Act under the Indian Laws and other relevant laws. Since the amount of penalty for default in payment of gratuity is not ascertainable, therefore it is not provided for in the Consolidated Financial Statements.

(iii)	TRAQ Pvt Ltd has delayed in complying with provisions related to Foreign Direct Investment and Transfer of Shares to Non-resident as per the Master Circulars and notification issued by Reserve Bank of India, therefore, is liable for imposition of penalty. Since the amount of the penalty for the same is not ascertainable, no effect was given in the Consolidated Financial Statements.

(iv)	Prior to its acquisition in May 2019, TRAQ Pvt Ltd, had provided a guarantee in favor of State Bank of India for $165,813 on March 22, 2014, for Mira Green Tech Private Limited. The State Bank of India is in process of satisfying whether there is any obligation due by TRAQ Pvt Ltd at this time.

(v)	TRAQ Pvt Ltd has contingent liability of $246,398 towards income tax department for Assessment year 2018-19, However an appeal is already filed against such demand in the income tax department and proceeding is still pending; Accordingly, there may be a contingent liability in respect of Income Tax of such demand amount, interest, and penalty which is not quantifiable at present, hence not provided in the Consolidated Financial Statements.

Commitments and contingencies in respect of Mimo Technologies Pvt Ltd;

(i)	During the year, Mimo Technologies Pvt. Ltd. has received funds from TraQiQ Inc, a US company amounting to approximately $527,354 which is outstanding as at June 30, 2022, RBI regulates the foreign funds and based on the purpose of the transactions, compliances as per the RBI regulation needs to be complied with, Mimo was delayed in their reporting with the Master Circulars and received notification by the Reserve Bank of India, and therefore, is liable for the imposition of penalties. Since the amount of the penalty for the same is not ascertainable, no effect was given in the Consolidated Financial Statements.

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

nOTE 17: SUBSEQUENT EVENTS

In July 2022, the Company borrowed $100,000 unsecured loan due in 52 weekly payments.

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

TraQiQ Solutions Private Limited

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation (“Mann”). On January 2, 2020, Mann changed its name to TraQiQ Solutions Private Limited (“TRAQ Pvt Ltd”). Pursuant to the Share Exchange Agreement with Mann, the Company acquired 100% of the shares of Mann and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 166,159 shares of common stock of the Company valued at $268. The warrants will be exercisable as follows: (i) 12,596 warrants immediately; (ii) 107,494 warrants exercisable one-year after the date of closing, which was extended to March 31, 2021; and (iii) 46,069 warrants exercisable two-years after the date of closing. This transaction is being recorded as a business combination under ASC 805. There were 56,400 of these warrants exercised during 2021 and 12,813 warrants remain outstanding as of June 30, 2022.

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

Rohuma, LLC

On January 22, 2021, the Company entered into a Share Exchange Agreement with Rohuma, LLC, a Delaware limited liability company (“Rohuma”) and its members, whereby the Rohuma members agreed to exchange all of their respective membership interests in Rohuma in exchange for 536,528 shares of common stock, of which the first tranche of shares were issued on March 1, 2021 totaling 320,285 shares, with the remaining value reflected as contingent consideration until the shares vest at which time they will be issued. The transaction was valued at $3,433,776 ($6.40 per share). The Company effective March 31, 2022, determined that the second tranche of shares (133,024) met the criteria to be issued, and the value of $851,353 was reclassified from contingent consideration to stockholders’ equity. Rohuma has an Indian affiliate that is owned 99% by Rohuma and 1% by its founding member. Rohuma controls this entity and the 1% ownership by the member is now less than 1% upon acquisition by the Company. This amount is reflected as a non-controlling interest.

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

Mimo Technologies Private Limited

On February 17, 2021, the Company entered into a Share Exchange Agreement with Mimo Technologies Private Ltd., and Indian corporation (“Mimo”) and its shareholders, whereby the Mimo shareholders agreed to exchange all of their respective shares in Mimo in exchange for warrants to purchase 170,942 shares of the Company’s common stock. Of these warrants, 102,565 were earned at the date of acquisition, with the remaining 68,377 expected to be earned over the next two years from grant based on revenue goals for Mimo. The warrants have a term of three years and an exercise price of $0.008 and value in the amount of $1,640,447, of which $984,268 is reflected in additional paid in capital, with the remaining $656,179 reflected as contingent consideration. The Company effective March 31, 2022, determined that the criteria for vesting of the second tranche of warrants was satisfied and reclassified $410,112 from contingent consideration to additional paid in capital. In addition to the issuance of the warrants, TRAQ Pvt Ltd, wrote off $258,736 in amounts due from a note receivable, $123,778 in accounts receivable and $40,354 in a debenture from Mimo. In addition, a cash payment was made to one of the minority shareholders of Mimo in the amount of $22,338. The Company acquired over 99% of Mimo with the remaining percentage of less than 1% reflected as a non-controlling interest.

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

Going Concern

The Company has an accumulated deficit of $10,470,943 as of June 30, 2022 and a working capital deficit of $9,493,942, as of June 30, 2022, and a working capital deficit of $9,844,269 as of December 31, 2021. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

The Company has recently filed a Registration Statement on Form S-1 and engaged an investment banker to undertake an offering of approximately $15,000,000. The investment banker has assisted the Company in raising a bridge round of debt financing in the amount of $1,200,000, which is net of original issue discount of $240,000. Management intends to use the funds received from the capital raise to grow both organically and inorganically by pursuing potential synergistic companies as well as invest in technology and human capital for their existing operations. The Company’s ability to close on this potential offering to raise additional capital is unknown. Obtaining additional financing, including approximately $950,000 in the six months ended June 30, 2022, and the successful development of the Company’s contemplated plan of operations, ultimately, to profitable operations, are necessary for the Company to continue operations.

Results of Operations

Results of Operations and Financial Condition for the Six Months Ended June 30, 2022 as Compared to the Six Months Ended June 30, 2021

Revenues

For the six months ended June 30, 2022 compared to June 30, 2021, the Company’s revenues decreased by $563,393, or 43%, from $1,319,388 in 2021 to $755,995 in 2022. The decrease is the result of the sale of goods in TraQ Solutions from 2021 to 2022 as well as the reduction of contracts in Rohuma and Mimo.

Cost of Revenues

For the six months ended June 30, 2022 compared to June 30, 2021, the Company’s cost of revenues decreased by $266,007, or 26%, from $1,012,028 in 2021 to $746,021 in 2022. The decrease is the result of the purchase of goods in TraQ Solutions, offset by increased direct costs on some of the Mimo and Rohuma contracts which lead to lower profitability in these new engagements.

Operating Expenses

For the six months ended June 30, 2022 compared to June 30, 2021, the Company’s salary and salary related costs increased by $50,023, or 16%, from $309,013 in 2021 to $359,036 in 2022 due to 2022 having a full six months with Rohuma and Mimo as compared to 2021 when there was not a full six months as those entities were acquired in 2021.

For the six months ended June 30, 2022 compared to June 30, 2021, the Company’s professional fees decreased by $78,639, or 27%, from $287,288 in 2021 to $208,649 in 2022. Our professional fees decreased in 2022 compared to 2021 due to the acquisitions of Rohuma and Mimo where the Company incurred legal and auditing costs for these companies for SEC reporting purposes.

For the six months ended June 30, 2022 compared to June 30, 2021, the Company’s rent expense increased by $987, or 6%, from $15,511 in 2021 to $16,498 in 2022 due to the renewal of a lease in 2022.

For the six months ended June 30, 2022 compared to June 30, 2021, the Company’s depreciation and amortization expense increased $12,485, or 34%, from $37,019 in 2021 to $49,504 in 2022. The increase was the result of the depreciation and amortization expense on the fixed and intangible assets acquired in the Rohuma and Mimo acquisitions.

For the six months ended June 30, 2022 compared to June 30, 2021, the Company’s general and administrative expenses decreased by $1,297,063, or 85%, from $1,527,069 in 2021 to $230,906 in 2022 primarily due to the cutbacks in travel and stock based compensation expenses.

Interest Expense

For the six months ended June 30, 2022 compared to June 30, 2021, the Company’s interest expense increased by $615,254, or 169%, from $363,178 in 2021 to $978,432 in 2022 due to higher levels of debt in 2022 mostly related to related-party debt, and the Evergreen notes as well as the amortization of discounts on the debt instruments.

Changes in Fair Value of Derivative Liabilities

For the six months ended June 30, 2022 compared to June 30, 2021, the Company’s change in the fair value of the derivative liability increased by $1,018,260, or 85%, from a loss of $1,196,132 in 2021 to $177,872 in 2022 due to the changes in the share price over the period June 30, 2022 compared to June 30, 2021.

Net Loss

For the six months ended June 30, 2022 compared to June 30, 2021, the Company’s net loss decreased by $1,502,088, from $(3,500,673) in 2021 to $(1,998,485) in 2022 due to the changes noted herein.

Results of Operations and Financial Condition for the Three Months Ended June 30, 2022 as Compared to the Three Months Ended June 30, 2021

Revenues

For the three months ended June 30, 2022 compared to June 30, 2021, the Company’s revenues decreased by $528,407, or 56%, from $937,002 in 2021 to $408,595 in 2022. The decrease is the result of the sale of goods in TraQ Solutions from 2021 to 2022 as well as the reduction of contracts in Rohuma and Mimo.

Cost of Revenues

For the three months ended June 30, 2022 compared to June 30, 2021, the Company’s cost of revenues decreased by $414,304, or 53%, from $788,196 in 2021 to $373,892 in 2022. The decrease is the result of the purchase of goods in TraQ Solutions, offset by increased direct costs on some of the Mimo and Rohuma contracts which lead to lower profitability in these new engagements.

Operating Expenses

For the three months ended June 30, 2022 compared to June 30, 2021, the Company’s salary and salary related costs increased by $34,756, or 22%, from $160,582 in 2021 to $195,338 in 2022 due to 2022 having a full six months with Rohuma and Mimo as compared to 2021 when there was not a full six months as those entities were acquired in 2021.

For the three months ended June 30, 2022 compared to June 30, 2021, the Company’s professional fees decreased by $41,692, or 31%, from $135,863 in 2021 to $94,171 in 2022. Our professional fees decreased in 2022 compared to 2021 due to the acquisitions of Rohuma and Mimo where the Company incurred legal and auditing costs for these companies for SEC reporting purposes.

For the three months ended June 30, 2022 compared to June 30, 2021, the Company’s rent expense increased by $6,966, or 90%, from $7,725 in 2021 to $14,691 in 2022 due to the renewal of a lease in 2022.

For the three months ended June 30, 2022 compared to June 30, 2021, the Company’s depreciation and amortization expense increased $4,289, or 21%, from $20,301 in 2021 to $24,590 in 2022. The increase was the result of the depreciation and amortization expense on the fixed and intangible assets acquired in the Rohuma and Mimo acquisitions.

For the three months ended June 30, 2022 compared to June 30, 2021, the Company’s general and administrative expenses decreased by $564,406, or 82%, from $692,245 in 2021 to $127,839 in 2022 primarily due to the cutbacks in travel and stock based compensation expenses.

Interest Expense

For the three months ended June 30, 2022 compared to June 30, 2021, the Company’s interest expense increased by $272,368, or 125%, from $217,545 in 2021 to $489,913 in 2022 due to higher levels of debt in 2022 mostly related to related-party debt, and the Evergreen notes as well as the amortization of discounts on the debt instruments.

Changes in Fair Value of Derivative Liabilities

For the three months ended June 30, 2022 compared to June 30, 2021, the Company’s change in the fair value of the derivative liability increased by $505,063, or 73%, from a loss of $691,125 in 2021 to $186,062 in 2022 due to the changes in the share price over the period June 30, 2022 compared to June 30, 2021.

Net Loss

For the three months ended June 30, 2022 compared to June 30, 2021, the Company’s net loss decreased by $730,470, from $(1,810,302) in 2021 to $(1,079,832) in 2022 due to the changes noted herein.

Liquidity and Capital Resources

As of June 30, 2022, current assets were $1,085,625 and current liabilities outstanding amounted to $11,058,532 which resulted in a working capital deficit of $9,972,907. As of December 31, 2021, current assets were $980,747 and current liabilities outstanding amounted to $10,825,016 which resulted in a working capital deficit of $9,844,269.

Net cash used in operating activities was $1,209,094 for the six months ended June 30, 2021 compared to $740,755 in 2022. Cash used in operations for 2022 and 2021 was the primarily related to the loss in operations offset by increases and decreases in accounts payable and accrued expenses and the changes in accounts receivable due to the lack of adequate cash flow of the Company as well as non-cash charges related to stock-based compensation and the changes in the derivative liabilities.

The only investing activities for the six months ended June 30, 2022 and 2021, related to the acquisitions of fixed assets related to the Company’s Indian subsidiaries, as well as in 2021 the amount of cash received (paid) in the acquisitions of Rohuma and Mimo Technologies.

Net cash provided by financing activities for the six months ended June 30, 2021 consisted of proceeds from the issuance of common stock of $494,500 and convertible notes of $515,000, along with proceeds received from related party notes of $1,122,096 and $50,331 in proceeds from long-term debt. The Company repaid $681,968 in related party notes, $20,000 in convertible notes and $96,499 in long-term debt during the six months ended June 30, 2021. During the six months ended June 30, 2022 the financing activities consisted of proceeds from long-term debt of $370,659, and related party notes of $579,185, off set by payments on long-term debt of $152,829 and payments of related party notes of $115,809. In addition, for the six months ended June 30, 2022 and 2021 there were increases in the cash overdraft of $47,436 and $45,258, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company is party to a Share Exchange Agreement entered into in January 2021 (the “Rohuma Share Exchange Agreement”) pursuant to which the Company acquired the business of Rohuma, LLC, a Delaware limited liability company (“Rohuma”), from Rohuma’s owners. Pursuant to the Rohuma Share Exchange Agreement, the Company is contingently required to issue additional shares of its common stock to the former owners of Rohuma if certain performance targets are achieved. On June 1, 2022, the Company issued 133,024 shares of its common stock to these former Rohuma owners pursuant to the Rohuma Share Exchange Agreement. Each of these issuances of securities to the two owners located in the United States was consummated pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended. These United States based grantees are sophisticated in business and investment matters. To the extent United States securities laws were deemed to apply to the issuance of such shares to the owners in India, each of these sales of securities was also consummated pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended, and all of such owners are sophisticated in business and investment matters.

The Company is also party to a Share Exchange Agreement entered into in May 2019 (the “Mann Share Exchange Agreement”) and a Share Exchange Agreement entered into in February 2021 (the “Mimo Share Exchange Agreement”) pursuant to which the Company acquired the businesses of Mann-India Technologies Private Ltd., an Indian corporation (“Mann”), and Mimo Technologies Private Ltd., an Indian corporation (“Mimo”), respectively, from the owners of those companies. Pursuant to the Mann Share Exchange Agreement, the Company issued warrants (the “Mann Warrants”) to the Mann owners to purchase shares of the Company’s common stock subject to certain conditions. Pursuant to the Mimo Share Exchange Agreement, the Company issued warrants (the “Mimo Warrants”) to a small number of the Mimo owners to purchase shares of the Company’s common stock subject to certain conditions, and the Company is contingently required to issue additional warrants to purchase its common stock to these former owners of Mimo if certain performance targets are achieved. On June 1, 2022, the Company issued additional warrants to purchase 42,736 shares of its common stock to these former Mimo owners pursuant to the Mimo Share Exchange Agreement. Also on June 1, 2022, the Company issued 179,506 shares of its common stock to three of the former Mann owners and Mimo owners upon exercise of their warrants. Each of the recipients of these warrants and the common stock from the exercise of the warrants are residents of India. To the extent United States securities laws were deemed to apply to the issuance of such warrants and such shares, each of these sales of securities was consummated pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended, as all of such recipients are sophisticated in business and investment matters.

Item 3. Defaults Upon Senior Securities

On June 15, 2021, the Company issued (1) its 2021 Promissory Note (the “Rankich Note”) to Greg Rankich, a director of the Company, in connection with a $400,000 loan to the Company from Mr. Rankich, and (2) 37,500 shares of its Common Stock, par value $0.0001 per share, to Mr. Rankich, which were valued at $8.00 per share. In addition, Mr. Rankich granted to the Company an option to redeem up to 18,750 of such shares (as adjusted for stock splits, stock dividends or similar events) at a total cost of $1.00 if the Note is repaid in full (including accrued and unpaid interest) on or prior to its maturity date (without extension). The Note, which does not bear interest, matured and payment of the principal sum was required on or before 180 days after the date of the Note, subject to certain events of default that could result in acceleration of the maturity. The Company is in default with respect to the Rankich Note because it failed to pay the outstanding principal balance upon the maturity of the Rankich Note. As of August 10, 2022, the amount of the default and total arrearage under the Rankich Note is $400,000.

On September 17, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which Evergreen Capital Management, LLC (“Evergreen”) agreed to purchase at a discount for an aggregate subscription price of $1,200,000 an aggregate of $1,440,000 in principal amount of three promissory notes (the “Evergreen Notes”). The Evergreen Notes matured on dates ranging from June 17, 2022 to July 15, 2022. The Company is in default with respect to the Evergreen Notes because it failed to pay the outstanding principal balance upon the maturity of the Evergreen Notes. As of August 10, 2022, the amount of the default and total arrearage under the Evergreen Notes is $1,440,000 and $116,000 in accrued interest.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended June 30, 2022, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

TraQiQ, Inc.

Date: August 10, 2022	By:	/s/ Ajay Sikka
Ajay Sikka
Chief Executive Officer (principal executive officer)

Date: August 10, 2022	By:	/s/ Michael Pollack
Michael Pollack
Interim Chief Financial Officer (principal financial and accounting officer)

