Form 10-Q
period 2022-09-30
TRAQIQ, INC.
filed 2022-11-14
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of November 14, 2022, was 4,488,538.

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

Item 1. Financial Statements

Page No.

Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	5

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2022 and 2021 (unaudited)	6

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2022 and 2021 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

IN US$

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$63,343	$56,329
Accounts receivable, net	465,039	774,146
Prepaid expenses and other current assets	23,242	150,272

Total Current Assets	551,624	980,747

Fixed assets, net	38,201	34,165
Intangible assets, net	1,124,867	1,206,966
Goodwill	5,863,058	5,863,058
Restricted cash	104,228	114,199
Deferred tax asset	101,072	116,111
Right-of-use asset	269,235	112,076
Long-term taxes receivable	124,681	122,136
Other assets	2,862	3,137

Total Non-current Assets	7,628,204	7,571,848

TOTAL ASSETS	$8,179,828	$8,552,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$2,330,356	$2,146,015
Cash overdraft	247,809	218,747
Accrued payroll and related taxes	264,363	412,144
Accrued taxes and duties payable	129,842	72,169
Deferred revenue	-	3,831
Derivative liability	1,953,276	1,152,620
Contingent consideration - Rohuma	532,600	1,383,954
Contingent consideration - Mimo	246,067	656,179
Current portion - lease liability	12,989	13,071
Current portion - long-term debt - related parties	4,282,696	3,892,463
Current portion - long-term debt	655,262	218,972
Current portion - convertible notes payable, net of discounts	1,259,194	654,851

Total Current Liabilities	11,914,454	10,825,016

Accrued payroll and related taxes, net of current portion	168,392	-
Long-term debt, net of current portion	118,111	36,052
Lease liability, net of current portion	262,543	109,830

Total Non-current Liabilities	549,046	145,882

Total Liabilities	12,463,500	10,970,898

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value, $0.0001, 10,000,000 shares authorized, Series A Convertible Preferred, 0 shares issued and outstanding, respectively	-	-
Common stock, par value, $0.0001, 300,000,000 shares authorized, 4,488,538 and 4,171,638 issued and outstanding, respectively	448	417
Subscription receivable	-	-
Additional paid in capital	7,924,818	6,508,931
Accumulated deficit	(12,455,033)	(8,953,768)
Accumulated other comprehensive income (loss)	255,484	30,605

Total Stockholders’ Equity (Deficit) before Non-controlling Interest	(4,274,283)	(2,413,815)
Non-controlling interest	(9,389)	(4,488)

Total Stockholders’ Equity (Deficit)	(4,283,672)	(2,418,303)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,179,828	$8,552,595

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

IN US$

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2022	2021	2022	2021

REVENUE	$1,185,726	$2,109,087	$429,731	$789,699
COST OF REVENUE	1,095,572	1,664,570	349,551	652,542
GROSS PROFIT	90,154	444,517	80,180	137,157

OPERATING EXPENSES
Salaries and salary related costs	530,033	492,362	170,997	183,349
Professional fees	303,136	585,422	94,490	298,134
Rent expense	31,475	23,521	14,977	8,010
Depreciation and amortization expense	86,547	54,490	37,043	17,471
General and administrative expenses	355,500	2,893,036	124,594	1,365,067

Total Operating Expenses	1,306,691	4,048,831	442,101	1,872,031

OPERATING LOSS	(1,216,537)	(3,604,314)	(361,921)	(1,734,874)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	(670,656)	(850,221)	(492,784)	345,911
Derivative expense	-	(124,966)	-	(124,966)
Gain on sale of assets	-	146	-	146
PPP forgiveness and other expense	(313,015)	10,073	(336,504)	-
Interest expense, net of interest income	(1,294,904)	(627,720)	(316,472)	(264,542)
Total other income (expense)	(2,278,575)	(1,592,688)	(1,145,760)	(43,451)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(3,495,112)	(5,197,002)	(1,507,681)	(1,778,325)

Provision for income taxes	11,051	86,411	-	4,415

NET LOSS	(3,506,163)	(5,283,413)	(1,507,681)	(1,782,740)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	4,901	3,970	2,556	1,407
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(3,501,262)	$(5,279,443)	$(1,505,125)	$(1,781,333)

Other comprehensive income (loss)
Foreign currency translations adjustment	224,879	3,458	11,592	30,406
Comprehensive loss	$(3,276,383)	$(5,276,865)	$(1,493,533)	$(1,751,807)

Net loss per share	$(0.81)	$(1.37)	$(0.33)	$(0.45)

Weighted average common shares outstanding - basic and diluted	4,311,104	3,850,152	4,585,487	3,929,422

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

IN US $

					Additional			Accumulated
	Series A Preferred		Common Stock		Paid-In Capital-	Accumulated	Subscription	Other Comprehensive	Non- controlling
	Shares	Amount	Shares	Amount	Common	Deficit	Receivable	Income (Loss)	Interest	Total

Balance - January 1, 2021	50,000	$5	3,412,245	$341	$119,650	$(2,504,893)	$-	$27,721	$-	$(2,357,176)

Shares of stock issued for cash	-	-	71,250	7	455,993	-	-	-	-	456,000

Shares of stock issued for conversion of notes payable and accrued interest	-	-	33,042	3	224,684	-	-	-	-	224,687

Shares of stock issued for services rendered	-	-	50,000	5	436,380	-	-	-	-	436,385

Shares of stock issued for acquisition of Rohuma (first tranche)	-	-	320,285	32	2,049,789	-	-	-	-	2,049,821

Warrants earned for acquisition of Mimo	-	-	-	-	984,268	-	-	-	-	984,268

Stock-based compensation - warrants granted for consulting	-	-	-	-	68,642	-	-	-	-	68,642

Stock-based compensation on granting of options	-	-	-	-	108,341	-	-	-	-	108,341

Net loss for the period	-	-	-	-	-	(1,691,824)	-	(6,139)	1,453	(1,696,510)

Balance - March 31, 2021	50,000	5	3,886,822	388	4,447,747	(4,196,717)	-	21,582	1,453	274,458

Shares of stock issued for cash	-	-	4,375	1	38,499	-	-	-	-	38,500

Shares of stock issued for services rendered	-	-	125	-	1,750	-	-	-	-	1,750

Shares of stock issued for providing note payable	-	-	37,500	4	446,996	-	-	-	-	447,000

Stock-based compensation on granting of options	-	-	-	-	118,465	-	-	-	-	118,465

Stock-based compensation for restricted stock grants (shares not issued)	-	-	-	-	40,222	-	-	-	-	40,222

Net loss for the period	-	-	-	-	-	(1,811,412)	-	(20,809)	1,110	(1,831,111)

Balance - June 30, 2021	50,000	$5	3,928,822	$393	$5,093,679	$(6,008,129)	$-	$773	$2,563	$(910,716)

Conversion of Series A Preferred Stock to Common Stock	(50,000)	(5)	6,899	1	4	-	-	-	-	-

Shares issued for exercise of warrants	-	-	56,401	6	-	-	(6)	-	-	-

Shares of stock issued for services rendered	-	-	150,000	15	1,078,545	-	-	-	-	1,078,560

Stock-based compensation - warrants granted for consulting	-	-	-	-	37,977	-	-	-	-	37,977

Stock-based compensation on granting of options	-	-	-	-	161,691	-	-	-	-	161,691

Stock-based compensation for restricted stock grants (shares not issued)	-	-	-	-	33,208	-	-	-	-	33,208

Net loss for the period	-	-	-	-	-	(1,723,335)	-	(30,406)	1,407	(1,752,334)

Balance - September 30, 2021	-	-	4,142,122	415	6,405,104	(7,731,464)	(6)	(29,633)	3,970	(1,351,614)

Balance - January 1, 2022	-	$-	4,171,638	$417	$6,508,931	$(8,953,768)	$-	$30,605	$(4,488)	$(2,418,303)

Fractional share adjustment	-	-	1,370	-	-	-	-	-	-	-

Stock-based compensation on granting of options	-	-	-	-	18,223	-	-	-	-	18,223

Stock-based compensatuon for restricted stock grants (shares not issued)	-	-	-	-	33,208	-	-	-	-	33,208

Warrants earned for acquisition of Mimo	-	-	-	-	410,112	-	-	-	-	410,112

Net loss for the period	-		-	-	-	(917,348)	-	103,298	(1,305)	(815,355)

Balance - March 31, 2022	-	-	4,173,008	417	6,970,474	(9,871,116)	-	133,903	(5,793)	(2,772,115)

Shares of stock issued in warrant exercises	-	-	179,506	18	125	-	(143)	-	-	-

Shares of stock issued for acquisition of Rohuma (second tranche)	-	-	133,024	13	851,340	-	-	-	-	851,353

Stock-based compensation on granting of options	-	-	-	-	18,223	-	-	-	-	18,223

Stock-based compensatuon for restricted stock grants (shares not issued)	-	-	-	-	33,209	-	-	-	-	33,209

Net loss for the period	-	-	-	-	-	(1,078,792)	-	109,989	(1,040)	(969,843)

Balance - June 30, 2022	-	$-	4,485,538	$448	$7,873,371	$(10,949,908)	$(143)	$243,892	$(6,833)	$(2,839,173)

Shares of stock issued in warrant exercises	-	-	-	-	-	-	-	-		-

Shares of stock issued with convertible debt	-	-	3,000	-	12,300	-	-	-		12,300

Stock-based compensation on granting of options	-	-	-	-	18,223	-	-	-		18,223

Stock-based compensatuon for restricted stock grants (shares not issued)	-	-	-	-	20,924	-	-	-		20,908

Net loss for the period	-	-	-	-	-	(1,505,125)		11,592	(2,556)	(1,496,089)

Balance - September 30, 2022	-	-	4,488,538	-	7,924,818	(12,455,033)	-	255,484	(9,389)	(4,283,672)

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

IN US$

	2022	2021
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(3,501,262)	$(5,279,443)
Adjustments to reconcile net loss to net cash (used in) operating activities
Change in non-controlling interest	(11,592)	(3,970)
Bad debt expense	201,884	261,187
Forgiveness of debt	(18,153)	(10,057)
Depreciation and amortization	86,547	54,490
Lease cost, net of repayment	(3,583)	2,910
Foreign currency (gain) loss	28,802	2,658
Stock-based compensation and cashless issuance of shares	154,298	495,116
Common stock issued for services rendered	-	2,037,126
Change in fair value of derivative liability and derivative expense	670,656	975,187
Fees paid in debt financing	3,250	-
Amortization of discounts on debt	646,018	253,414
Gain on sale of assets	(7)	(146)
Changes in assets and liabilities
Accounts receivable	(136,976)	(618,164)
Prepaid expenses and other current assets	245,855	31,309
Deferred revenue		-
Accounts payable, accrued expenses and deferred taxes	462,326	(393)
Accrued payroll and payroll taxes	59,842	8,899
Accrued duties and taxes	63,975	52,346
Total adjustments	2,453,142	3,541,912
Net cash (used in) operating activities	(1,048,120)	(1,737,531)

CASH FLOWS FROM INVESTING ACTIVITES
Cash received in acquisition of Mimo	-	42,905
Cash received in acquisition of Rohuma	-	5,951
Acquisition of Mimo	-	(21,856)
Acquisition of fixed assets	(32,941)	(3,145)
Net cash (used in) provided by investing activities	(32,941)	23,855

CASH FLOWS FROM FINANCING ACTIVITES
Increase in cash overdraft	48,162	76,064
Proceeds from the issuance of common stock	-	494,500
Proceeds from convertible notes	130,000	1,115,000
Repayment of convertible notes	-	(80,000)
Proceeds from long-term debt - related parties	609,997	1,449,394
Repayment of long-term debt - related parties	(193,672)	(781,326)
Proceeds from long-term debt	753,750	50,331
Repayments of long-term debt	(270,133)	(153,706)
Net cash provided by financing activities	1,078,104	2,170,257

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(2,957)	456,581

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	170,528	58,404

CASH AND RESTRICTED CASH -END OF PERIOD	$167,571	$514,985

CASH PAID DURING THE PERIOD FOR:
Interest expense	$37,451	$51,304
Income taxes	$5,679	$86,411

SUMMARY OF NON-CASH ACTIVITIES:
Acquisition of Rohuma:
Accounts receivable	$-	$4,179
Prepaid and other current assets	-	8,943
Fixed assets	-	4,512
Investment	-	1,440
Accounts payable and accrued expenses	-	(58,153)
Accrued duties and taxes	-	(2,688)
Long-term debt - related parties	-	(37,776)
Long-term debt	-	(10,000)
Cash overdraft	-	(2,980)
Cash	-	6,027

Total net assets acquired	-	(86,496)

Consideration per Share Exchange Agreement	-	3,433,776

Goodwill/(Bargain Purchase Gain)	$-	$3,520,272

Acquisition of Mimo Technologies:
Accounts receivable	$-	$58,692
Prepaid and other current assets	-	272,872
Fixed assets	-	153,186
Intellectual property	-	508,669
Tradenames	-	169,556
Accounts payable and accrued expenses	-	(708,833)
Accrued payroll and related taxes	-	(104,750)
Accrued duties and taxes	-	(28,213)
Long-term debt - related parties	-	(343,118)
Long-term debt	-	(236,712)
Comprehensive income	-	(42,735)
Cash	-	43,851

Total net assets acquired	-	(257,535)

Consideration per Share Exchange Agreement	-	2,085,653

Goodwill/(Bargain Purchase Gain)	$-	$2,343,188

Common stock issued for conversion of long-term debt, related and unrelated parties	$-	$224,688

Right of use asset for lease liability	$331,154	$-

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

TraQiQ Solutions Private Limited

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation (“Mann”). On January 2, 2020, Mann changed its name to TraQiQ Solutions Private Limited (“TRAQ Pvt Ltd”). Pursuant to the Share Exchange Agreement with Mann, the Company acquired 100% of the shares of Mann and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 166,159 shares of common stock of the Company valued at $268. The warrants will be exercisable as follows: (i) 12,596 warrants immediately; (ii) 107,494 warrants exercisable one-year after the date of closing, which was extended to March 31, 2021; and (iii) 46,069 warrants exercisable two-years after the date of closing. This transaction is being recorded as a business combination under ASC 805. There were 56,400 of these warrants exercised during 2021, 44,554 during 2022, and 12,813 warrants remain outstanding as of September 30, 2022.

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

These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10-K filed with the SEC on March 31, 2022. Interim results of operations for the nine months ended September 30, 2022 are not necessarily indicative of future results for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less of $63,343 and $56,329 as of September 30, 2022 and December 31, 2021, respectively.

Restricted Cash

The Company’s restricted cash balance consists of time deposits with financial institutions which are valued at cost and approximate fair value. Interest earned on these deposits in included in interest income. The carrying value of our restricted cash at September 30, 2022 and December 31, 2021 was $104,228 and $114,199, respectively. The balances consist of time deposits pledged with financial institutions for a Line of Credit facility taken from Andhra Bank, issuance of overdraft limit.

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

Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Management has determined that an allowance of $262,962 and $193,535 was required for the outstanding accounts receivable as of September 30, 2022 and December 31, 2021, respectively.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Management has determined that no impairment of long-lived assets is required for the periods ended September 30, 2022 and December 31, 2021.

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

The following is a summary of revenue for the nine months ended September 30, 2022 and 2021, disaggregated by type:

	2022	2021
Professional Services Revenue	$1,027,046	$921,343
Sale of goods	28,805	787,150
Software Solution Revenue	129,875	400,594
	$1,185,726	$2,109,087

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

Going Concern

The Company has an accumulated deficit of $12,455,033 as of September 30, 2022 and a working capital deficit of $11,362,830, as of September 30, 2022, and a working capital deficit of $9,844,269 as of December 31, 2021. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

The Company has recently filed a Registration Statement on Form S-1 and engaged an investment banker to undertake an offering of approximately $15,000,000. The investment banker has assisted the Company in raising a bridge round of debt financing in the amount of $1,200,000, which is net of original issue discount of $240,000. Management intends to use the funds received from the capital raise to grow both organically and inorganically by pursuing potential synergistic companies as well as invest in technology and human capital for their existing operations. The Company’s ability to close on this potential offering to raise additional capital is unknown. Obtaining additional financing, including approximately $1,594,000 in the nine months ended September 30, 2022, and the successful development of the Company’s contemplated plan of operations, ultimately, to profitable operations, are necessary for the Company to continue operations.

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
$(86,496)

The difference between the net liabilities acquired of $86,496, and the consideration paid (in the form of shares, inclusive of contingent consideration of $(1,383,954) of $3,520,272, prior to a minor foreign currency translation adjustment, represents goodwill. The Company had an independent valuation consultant perform an impairment test and it was determined that no impairment exists on the goodwill.

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

The following table shows pro-forma results for the nine months ended September 30, 2021 as if the acquisition had occurred on January 1, 2021. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Rohuma, Mimo and the Company.

For the nine months ended September 30, 2021
Revenues	$2,145,049
Net income (loss)	$(5,335,349)
Net income (loss) per share	$(0.17)

NOTE 4: CASH AND RESTRICTED CASH

Cash and restricted cash are as follows:

	September 30, 2022	December 31, 2021
Cash on hand	$11,909	$646
Bank balances	51,434	55,683
Restricted cash	104,228	114,199
Total	$167,571	$170,528

ASU 2016-18, “Statements of Cash Flows” (Topic 230) was adopted by the Company in 2017. In accordance with this standard, restricted cash and restricted cash equivalents is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statements of Cash Flows. During the nine months ended September 30, 2022 and 2021 there were no cash equivalents.

NOTE 5: FIXED ASSETS

The Company’s property and equipment is as follows:

	September 30, 2022	December 31, 2021	Estimated Life

Property and equipment – TRAQ Pvt Ltd.	$266,203	$627,188	3 - 10 years
Property and equipment – Rohuma US	1,100	1,100	3 - 10 years
Property and equipment – Rohuma India	10,266	9,916	3 – 10 years
Property and Equipment – Mimo Technologies	7,352	7,342	3 – 10 years
Less: accumulated depreciation	(246,720)	(611,381)

Net	$38,201	$34,165

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $30,310 and $13,787, respectively.

NOTE 6: INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	September 30, 2022	December 31, 2021

Customer relationships	$448,800	$448,800
Intellectual property	508,669	508,669
Tradenames	204,043	218,799
Software	228,257	250,095
Less: accumulated amortization	(264,902)	(219,397)

Net	$1,124,867	$1,206,966

Amortization expense for the nine months ended September 30, 2022 and 2021 was $56,237 and $40,703, respectively.

NOTE 7: GOODWILL

The Company’s goodwill consists of the following:

	September 30, 2022	December 31, 2021

Rohuma	$3,519,870	$3,519,870
Mimo Technologies	2,343,188	2,343,188

Net	$5,863,058	$5,863,058

For the nine months ended September 30, 2022 and 2021, the Company determined that there was no goodwill impairment.

NOTE 8: CONVERTIBLE NOTES PAYABLE

As of September 30, 2022 and December 31, 2021, the Company had the following convertible notes outstanding, all are current liabilities. Any convertible notes payable that were repaid or converted in 2021, are not listed, and details of which can be found in our Form 10-K filed March 31, 2022:

		September 30, 2022	December 31, 2021
Evergreen Capital Management LLC	(a)	$1,440,000	$1,440,000
GS Capital Partners, LLC	(b)	144,000	-

Total Convertible Notes Payable		$1,584,000	$1,440,000
Less: Discounts		(324,806)	(785,149)
		$1,259,194	$654,851

(a)	On September 17, 2021, the Company entered into a 20% OID Senior Secured Promissory Note with Evergreen Capital Management LLC (the “Evergreen 1”) in the amount of $720,000 (includes $120,000 of Original Issue Discount). The Evergreen 1 has a maturity of nine months to June 17, 2022. The Evergreen 1 accrues interest at a rate of 10% per year. The conversion price of Evergreen 1 is the lower of (a) $11.60 (“Fixed Conversion Price”) or (b) upon the occurrence and during the continuation of any Event of Default, if lower, 90% of the average of the two lowest VWAPs for the five (5) consecutive Trading Day that is immediately prior to the applicable Conversion Date (the “Default Conversion Price”). There are certain price protections for Evergreen Capital Management LLC under the terms of Evergreen 1, which make the conversion option a derivative liability. The Company has not repaid this note as of the maturity date and is currently in negotiations with Evergreen Capital Management LLC on revised terms. As a result, this note is in default and subject to the Default Conversion Price. The Company granted 62,069 warrants that have a term of five-years and an exercise price of $11.60 per share with Evergreen 1. The warrants granted with Evergreen 1 also contain certain price protections, that make the value of the warrants a derivative liability.

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

As of June 17, 2021, the Evergreen 1 note is in default as the Company has not repaid the note. Both Evergreen 2 and Evergreen 3 through July 15, 2022 are also in default as the Company has not repaid these notes by the maturity date. As these notes are in default, these notes are subject to the default interest rate of 24%.

Interest expense on these notes for the nine months ended September 30, 2022 is $157,572. Amortization of debt and original issue discounts was $572,294 for the nine months ended September 30, 2022.

(b)	On July 5, 2022, the Company entered into a 11% OID Senior Secured Promissory Note with GS Capital Partners LLC (the “GS Capital”) in the amount of $144,000 (includes $14,000 of Original Issue Discount). The GS Capital has a maturity of twelve months to July 5, 2023. It accrues interest at a rate of 12% per year. The conversion price Subject to the adjustments described herein, the conversion price (the “Conversion Price”) shall be equal to 86% of the lowest trading price of the Company’s Common Stock for the 12 Trading Days immediately preceding the delivery of a notice of conversion. There are certain price protections, which make the conversion option a derivative liability.

NOTE 9: LONG-TERM DEBT RELATED PARTIES

The following is a summary of the current portion - long-term debt - related parties as of September 30, 2022 and December 31, 2021:

		September 30, 2022	December 31, 2021

Unsecured advances - CEO	(a)	$3,287,359	$2,908,562
Notes payable - Satinder Thiara	(b)	32,000	32,000
Promissory notes – Kunaal Sikka	(c)	265,000	265,000
Notes payable – Swarn Singh	(d)	195,000	195,000
Note payable - Chaudhary	(e)	32,202	8,828
Note payable - Director	(g)	400,000	400,000
Note payable - other	(h)	17,785	-
Advances –officers	(f)	53,350	83,073

		4,282,696	3,892,463
Current portion of long-term debt related parties		(4,282,696)	(3,892,463)
Long-term debt – related parties		$-	$-

(a)	This is an unsecured advance from the CEO originally entered into January 1, 2015. The note bears interest at 15% annually (1.25% monthly) and are due on demand.

(b)	Notes payable to Satinder Thiara entered into May 25, 2016 ($22,000) which is due December 31, 2021, December 13, 2016 ($10,000) which is due December 31, 2021, and May 1, 2018 ($25,000) which matured December 31, 2019 at interest rate of 15% annually (1.25% monthly). These are unsecured loans. The May 1, 2018 note is in default as of December 31, 2019. As a result the interest rate was changed to 21% annually (1.75% monthly). The May 1, 2018 note that matured December 31, 2019 was converted along with $12,392 in accrued interest into 5,499 shares of common stock on March 5, 2021.

(c)	Unsecured promissory note from Kunaal Sikka, the CEO’s son, dated September 13, 2018, in the amount of $15,000, maturing on December 31, 2019, and accruing interest at an annual rate of 12%. The note was in default as of December 31, 2019 through June 25, 2021 when the note was extended until December 31, 2022. As a result the interest rate was changed to 18% annually (1.50% monthly) through June 25, 2021 and then changed to 6% annually.

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

(e)	Note payable to Sushil Chaudhary dated April 27, 2020 in the amount of 1,100,000 INR (approximately $14,500 US$) due on demand at 13% per annum. This amount was offset by an amount due from the company that Sushil Chaudhary owns in the amount of $8,860.

(f)	Note payable to officer dated June 18, 2020 in the amount of 7,650,000 INR (approximately $100,000 US$) interest free and due on demand with a balance of $53,350 as of September 30, 2022.

(g)	Note payable to a director dated June 15, 2021 that matured December 12, 2021 in the amount of $400,000. The note does not bear interest however the director received two tranches of 18,750 shares each for lending this amount. The Company and the director extended the maturity date of this note to June 14, 2022. As of September 30, 2022, the note has not been repaid. The director and the Company are negotiating revised terms. As a result of the failure to repay the note by the maturity date, the note is in default.

(h)	Note payable with a company owned by the CEO dated April 2, 2022 in the amount of $17,786 at 8% interest per annum, due on demand.

Interest expense on these notes for the nine months ended September 30, 2022 and 2021 are $417,536 and $264,906, respectively.

NOTE 10: LONG-TERM DEBT

The following is a summary of the long-term debt as of September 30, 2022 and December 31, 2021. Any long-term debt that were repaid or converted in 2021, are not listed, and details of which can be found in our Form 10-K filed March 31, 2022:

		September 30, 2022	December 31, 2021
Other debt – in default	(a)	$-	$6,000
Auto loan – ICICI Bank	(d)	4,889	11,062
Baxter Credit Union	(e)	100,303	99,975
UGECL	(f)	34,100	49,776
Sixth Street Lending	(b)	31,569	-
Loan Builder	(g)	131,641	22,321
Loan Builder #2	(g)	47,430	-
Loan Builder #3	(k)	78,846
Satin	(c)	51,010	55,890
Union Bank	(h)	49,351	-
Individual	(i)	25,000	-
Kabbage Loan	(j)	121,404
Forward Finance	(l)	19,293
Celtic	(m)	69,679
SBA - Rohuma		10,000	10,000
Total		$774,515	$255,024
Discount		(1,142)	-
Current portion		(655,262)	(218,972)
Long-term debt, net of current portion		$118,111	$36,052

(a)	Note payable to an individual for $7,500, issued in May 2018 as consideration for services, due in June 2018, and bearing no interest. During the year ended December 31, 2018, the Company made a payment of $1,500 against the note and the Company has withheld payment of the remaining amount pending receipt of amounts due from the service provider. The amount was settled in 2022.

(b)	On February 11, 2022, the Company entered into a $115,640 promissory note with Sixth Street Lending LLC. The promissory note contains an original issue discount of $12,390. Interest on the promissory note is eleven percent per annum (11%) and the promissory note matures February 11, 2023. The interest rate increases to 22% if an event of default occurs. The Company is to make mandatory monthly payments of $12,836 per month in ten installments beginning March 30, 2022. Should an event of default occur, the holder of the promissory note will have the right to convert any portion of the outstanding principal and interest at the lowest price on the preceding trading day. The Company has reserved 180,688 shares of common stock with the transfer agent to account for any potential conversions.

(c)	Unsecured amount due from a customer.

(d)	Loan payable with ICICI Bank, secured by the vehicle the loan was taken for. Payments are monthly at $752, through maturity in May 2023. The entire amount is included in current maturities.

(e)	Revolving loan in the amount of $100,000 at 4% interest per annum due December 30, 2020. The loan was renegotiated for a balance of $99,975 with similar terms at 4% interest per annum and is guaranteed by the CEO of the Company.

(f)	COVID line of credit from UGECL up to 4,000,000 INR in India, term of 48 months, interest only at 7.5% annual rate for first 12 months, then 36 equal instalments through maturity. Current (2022) $16,890; long-term (2023) $22,587.

(g)

In January 2022, the Company borrowed $125,000 unsecured loan due in 52 weekly payments of $2,805 inclusive of interest at approximately 10%. A portion of these proceeds were used to pay off the prior advance from Loanbuilder from 2021.

In February 2022 the Company’s subsidiary Rohuma, borrowed $75,000 from Loanbuilder, both to be repaid in 52 weekly installments of $1,683.

In July 2022 the Company’s subsidiary Rohuma borrowed $109,500 from Loanbuilder, both to be repaid in 52 weekly installments of $2,458.

(h)	Borrowed $50,000 with repayment commencing March 2024 through maturity in February 2027.

(i)

In May 2022, the Company borrowed $25,000 from an individual with interest at 12% per annum. The loan matures December 31, 2023.

In February 2022 the Company’s subsidiary Rohuma, borrowed $75,000 from Loanbuilder, both to be repaid in 52 weekly installments of $1,683.

(j)	In August 2022, the Company borrowed $121,404 unsecured loan due in 18 monthly payments of $7,164 inclusive of interest at approximately 8.49%..

(k)	In July 2022 the Company borrowed $100,000 from Loanbuilder, both to be repaid in 52 weekly installments of $2,244.

(l)	In August 2022, the Company borrowed $25,000 unsecured loan due in weekly payments of $1,427 inclusive of interest at approximately 10%..

(m)

In July 2022 the Company entered into a financing and security agreement with Celtic Bank Corporation where Celtic is offering the Company a revolving line of credit for the Company to draw funds. As of September 30, 2022, the Company has drawn $75,000 and repaid $5,321. The Company has offered up its assets as collateral.

Interest expense on these notes for the nine months ended September 30, 2022 and 2021 are $40,344 and $5,550, respectively.

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

On September 22, 2021, the CEO converted all 50,000 shares of Series A Convertible Preferred Stock at the conversion price of $7.2472 per share into 6,899 common shares. As a result, as of September 30, 2022 and December 31, 2021, there are no Series A Convertible Preferred shares issued and outstanding.

Common Stock

As of September 30, 2022, the Company has 4,488,538 shares issued and outstanding.

During the three months ended September 30, 2022, there was 3,000 shares as commitment shares as additional consideration for the purchase of a convertible note.

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

During the three months ended September 30, 2021, the Company (a) issued 125 shares of common stock for services valued at $1,750. In addition, the Company recognized $40,222 in stock-based compensation for restricted stock grants to an advisor that vest over a three-year term. None of the 43,750 shares to this advisor have been issued as of December 31, 2021.; (b) issued 37,500 shares of common stock to a director for agreeing to lend the Company $400,000 in a promissory note. 18,750 of these shares may be returned to the Company should the note be repaid by the maturity date of December 12, 2021. These 37,500 shares have a value of $447,000; and (c) issued 4,375 shares for $38,500.

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

Common Stock Warrants

The following schedule summarizes the changes in the Company’s common stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2021	437,691	$0.008 - $16.00	2.69 years	$1,185,798		$5.36

Warrants granted	-	$-	-		$
Warrants exercised	(179,506)	$-	-		$
Warrants expired/cancelled	(12,500)	$-	-		$

Balance at September 30, 2022	245,685	$0.008 - $16.00	2.82 years	$73,395		$9.97
Exercisable at September 30, 2022	220,044	$0.008 - $16.00	2.99 years	$34,882		$11.14

Balance at December 31, 2020	166,159	$0.008	3.87 years	$2,125,506		$0.008
Warrants granted	380,323	$0.008-16.00	-		$
Warrants exercised/exchanged	(56,400)	$-	-		$
Warrants expired/cancelled	(52,391)	$-	-		$

Balance at December 31, 2021	437,691	$0.008-16.00	2.69 years	$1,185,798		$5.36

Exercisable at December 31, 2021	369,189	$0.008-16.00	2.79 years	$830,785		$6.40

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the nine months ended September 30, 2022 and year ended December 31, 2021:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Expected term	-	3 years
Expected volatility	-%	164-269%
Expected dividend yield	-	-
Risk-free interest rate	-%	2.00%

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

Options

On November 23, 2020, the Board of Directors of the Company approved the 2020 Equity Incentive Plan.

On October 19, 2020, the Company granted 491,250 stock options to board members, advisory board members, employees and consultants. The options have a 10-year term, and are both service based grants, as well as performance-based grants. Through March 31, 2022 a total of 342,879 options have vested. Stock based compensation expense for the nine months ended September 30, 2022 and 2021 were $54,669 and $388,498, respectively. As of September 30, 2022, there remains $194,180 of unrecognized stock based compensation.

The following represents a summary of options:

	Nine Months Ended September 30, 2022		Year Ended December 31, 2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	491,250	$0.0416	491,250	$0.0416

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Ending balance	491,250	$0.0416	491,250	$0.0416
Intrinsic value of options	$739,222		$2,533,975

Weighted Average Remaining Contractual Life (Years)	8.06		8.81

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

As of September 30, 2022, the value of the unamortized lease right of use asset is $269,235. As of September 30, 2022, the Company’s lease liability was $275,532.

Remaining Lease Obligation at September 30 (undiscounted cash flows)
2023	$65,988
2024	52,790
2025	58,333
2026	59,125
2027	59,125
Thereafter	192,256
Total lease payments	487,617
Less: Imputed interest	212,085
Present value of lease liabilities	$275,532

For the nine months ended September 30, 2022 and 2021 the Company recorded rent expense of $31,475 and $23,521.

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

On July 5, 2022, the Company entered into a 11% OID Senior Secured Promissory Note with GS Capital Partners LLC (the “GS Capital”) in the amount of $144,000 (includes $14,000 of Original Issue Discount). The GS Capital has a maturity of twelve months to July 5, 2023. It accrues interest at a rate of 12% per year. The conversion price Subject to the adjustments described herein, the conversion price (the “Conversion Price”) shall be equal to 86% of the lowest trading price of the Company’s Common Stock for the 12 Trading Days immediately preceding the delivery of a notice of conversion. There are certain price protections, which make the conversion option a derivative liability.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used in September 30, 2022 and December 31, 2021:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021

Expected term	1 year	1 year
Expected volatility	187 - 260%	164 – 269%
Expected dividend yield	-	-
Risk-free interest rate	1.65 – 4.25%	0.15%

The Company’s derivative liabilities are as follows:

	September 30, 2022	December 31, 2021

Fair value of the Platinum Point warrants (25,000 warrants)	$12,250	$90,000
Fair value of the Evergreen 1 conversion option	805,261	223,448
Fair value of the Evergreen 1 warrants (62,069 warrants)	70,759	307,862
Fair value of the Evergreen 2 conversion option	530,360	148,965
Fair value of the Evergreen 2 warrants (41,379 warrants)	47,173	205,241
Fair value of the Evergreen 3 conversion option	264,100	74,483
Fair value of the Evergreen 3 warrants (20,690 warrants)	23,586	102,621
Fair value of the GS Capital conversion option	199,787	-
	$1,953,276	$1,152,620

Activity related to the derivative liabilities for the nine months ended September 30, 2022 is as follows:

Beginning balance as of December 31, 2021	$1,152,620
Issuances of warrants/conversion option – derivative liabilities	165,924
Extinguishment of derivative liability upon conversion/repayment of convertible notes	(-)
Change in fair value of warrants/conversion option - derivative liabilities	634,732
Ending balance as of September 30, 2022	$1,953,276

There were no derivative liabilities prior to January 2021.

nOTE 15: CONCENTRATIONS

During the nine months ended September 30, 2022 and 2021, the Company had two major customers comprising 67% of revenues and two major customers comprising 57% of revenues, respectively. A major customer is defined as a customer that represents 10% or greater of total revenues. There was 66% and 93% of accounts receivable representing three and five customers as of September 30, 2022 and December 31, 2021, respectively.

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

The Traq Pvt Ltd has defaulted in making the payment towards statutory liability is respect Provident fund and TDS, The total outstanding amount as on September 30, 2022 is Approximately $36,268 & $12,653, which is pertaining to financial year 2019-2020 to 2022-2023 However no amount for penalty and interest damages confirmed by the respective departments

Commitments and contingencies in respect of Mimo Technologies Pvt Ltd;

(i)	During the year, Mimo Technologies Pvt. Ltd. has received funds from TraQiQ Inc, a US company amounting to approximately $611,128 which is outstanding as at September 30, 2022, RBI regulates the foreign funds and based on the purpose of the transactions, compliances as per the RBI regulation needs to be complied with, Mimo was delayed in their reporting with the Master Circulars and received notification by the Reserve Bank of India, and therefore, is liable for the imposition of penalties. Since the amount of the penalty for the same is not ascertainable, no effect was given in the Consolidated Financial Statements.

(ii)	Mimo Technologies Pvt Ltd has delayed in complying with provisions related to Foreign Direct Investment and Transfer of Shares to Non-resident as per the Master Circulars and notification issued by Reserve Bank of India, therefore, is liable for imposition of penalty. Since the amount of the penalty for the same is not ascertainable, no effect was given in the Consolidated Financial Statements.

(iii)

The Mimo Technologies Pvt Ltd has defaulted in making the payment towards statutory liability is respect Provident fund and TDS , The total outstanding amount as on September 30, 2022 is Approximately $13,636 & $40,675, which is pertaining to financial year 2019-2020 to 2022-2023 However no amount for penalty and interest damages confirmed by the respective departments

nOTE 17: SUBSEQUENT EVENTS

On October 3, 2022, we implemented certain leadership changes to further our efforts to move forward with the change in our business plan and accepted the resignation of Michael Pollack, our Interim Chief Financial officer. Effective October 3, 2022, upon the resignation of Mr. Pollack, the Board appointed Ajay Sikka, our Chairman and CEO, as CFO.

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

TraQiQ Solutions Private Limited

On May 16, 2019, the Company entered into a Share Exchange Agreement with Mann-India Technologies Private Ltd., an Indian Corporation (“Mann”). On January 2, 2020, Mann changed its name to TraQiQ Solutions Private Limited (“TRAQ Pvt Ltd”). Pursuant to the Share Exchange Agreement with Mann, the Company acquired 100% of the shares of Mann and assumed certain net liabilities in exchange for warrants exercisable over a five-years to purchase 166,159 shares of common stock of the Company valued at $268. The warrants will be exercisable as follows: (i) 12,596 warrants immediately; (ii) 107,494 warrants exercisable one-year after the date of closing, which was extended to March 31, 2021; and (iii) 46,069 warrants exercisable two-years after the date of closing. This transaction is being recorded as a business combination under ASC 805. There were 56,400 of these warrants exercised during 2021 and 12,813 warrants remain outstanding as of September 30, 2022.

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

Going Concern

The Company has an accumulated deficit of $12,455,033 as of September 30, 2022 and a working capital deficit of $11,362,830, as of September 30, 2022, and a working capital deficit of $9,844,269 as of December 31, 2021. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

The Company has recently filed a Registration Statement on Form S-1 and engaged an investment banker to undertake an offering of approximately $15,000,000. The investment banker has assisted the Company in raising a bridge round of debt financing in the amount of $1,200,000, which is net of original issue discount of $240,000. Management intends to use the funds received from the capital raise to grow both organically and inorganically by pursuing potential synergistic companies as well as invest in technology and human capital for their existing operations. The Company’s ability to close on this potential offering to raise additional capital is unknown. Obtaining additional financing, including approximately $1,594,000 in the nine months ended September 30, 2022, and the successful development of the Company’s contemplated plan of operations, ultimately, to profitable operations, are necessary for the Company to continue operations.

Results of Operations

Results of Operations and Financial Condition for the Nine Months Ended September 30, 2022 as Compared to the Nine Months Ended September 30, 2021

Revenues

For the nine months ended September 30, 2022 compared to September 30, 2021, the Company’s revenues decreased by $923,361, or 44%, from $2,109,087 in 2021 to $1,185,726 in 2022. The decrease is the result of the sale of goods in TraQ Solutions from 2021 to 2022 as well as the reduction of contracts in Rohuma and Mimo.

Cost of Revenues

For the nine months ended September 30, 2022 compared to September 30, 2021, the Company’s cost of revenues decreased by $568,998, or 34%, from $1,664,570 in 2021 to $1,095,572 in 2022. The decrease is the result of the purchase of goods in TraQ Solutions, offset by increased direct costs on some of the Mimo and Rohuma contracts which lead to lower profitability in these new engagements.

Operating Expenses

For the nine months ended September 30, 2022 compared to September 30, 2021, the Company’s salary and salary related costs increased by $37,671, or 8%, from $492,362 in 2021 to $530,033 in 2022 due to 2022 having a full nine months with Rohuma and Mimo as compared to 2021 when there was not a full nine months as those entities were acquired in 2021.

For the nine months ended September 30, 2022 compared to September 30, 2021, the Company’s professional fees decreased by $282,286, or 48%, from $585,422 in 2021 to $303,136 in 2022. Our professional fees decreased in 2022 compared to 2021 due to the acquisitions of Rohuma and Mimo where the Company incurred legal and auditing costs for these companies for SEC reporting purposes.

For the nine months ended September 30, 2022 compared to September 30, 2021, the Company’s rent expense increased by $7,954, or 34%, from $23,521 in 2021 to $31,475 in 2022 due to the renewal of a lease in 2022.

For the nine months ended September 30, 2022 compared to September 30, 2021, the Company’s depreciation and amortization expense increased $32,057, or 59%, from $54,490 in 2021 to $86,547 in 2022. The increase was the result of the depreciation and amortization expense on the fixed and intangible assets acquired in the Rohuma and Mimo acquisitions.

For the nine months ended September 30, 2022 compared to September 30, 2021, the Company’s general and administrative expenses decreased by $2,537,536, or 88%, from $2,893,036 in 2021 to $355,500 in 2022 primarily due to the cutbacks in travel and stock based compensation expenses.

Interest Expense

For the nine months ended September 30, 2022 compared to September 30, 2021, the Company’s interest expense increased by $667,184, or 106%, from $627,720 in 2021 to $1,294,904 in 2022 due to higher levels of debt in 2022 mostly related to related-party debt, and the Evergreen notes as well as the amortization of discounts on the debt instruments.

Changes in Fair Value of Derivative Liabilities

For the nine months ended September 30, 2022 compared to September 30, 2021, the Company’s change in the fair value of the derivative liability increased by $179,565, or 21%, from a loss of $850,221 in 2021 to $670,656 in 2022 due to the changes in the share price over the period September 30, 2022 compared to September 30, 2021.

Net Loss

For the nine months ended September 30, 2022 compared to September 30, 2021, the Company’s net loss decreased by $1,777,250, from $(5,283,413) in 2021 to $(3,506,163) in 2022 due to the changes noted herein.

Results of Operations and Financial Condition for the Three Months Ended September 30, 2022 as Compared to the Three Months Ended September 30, 2021

Revenues

For the three months ended September 30, 2022 compared to September 30, 2021, the Company’s revenues decreased by $359,968, or 46%, from $789,699 in 2021 to $429,731 in 2022. The decrease is the result of the sale of goods in TraQ Solutions from 2021 to 2022 as well as the reduction of contracts in Rohuma and Mimo.

Cost of Revenues

For the three months ended September 30, 2022 compared to September 30, 2021, the Company’s cost of revenues decreased by $302,991, or 46%, from $652,542 in 2021 to $349,551 in 2022. The decrease is the result of the purchase of goods in TraQ Solutions, offset by increased direct costs on some of the Mimo and Rohuma contracts which lead to lower profitability in these new engagements.

Operating Expenses

For the three months ended September 30, 2022 compared to September 30, 2021, the Company’s salary and salary related costs slightly decreased by $12,352, or 7%, from $183,349 in 2021 to $170,997 in 2022.

For the three months ended September 30, 2022 compared to September 30, 2021, the Company’s professional fees decreased by $203,644, or 68%, from $298,134 in 2021 to $94,490 in 2022. Our professional fees decreased in 2022 compared to 2021 due to the acquisitions of Rohuma and Mimo where the Company incurred legal and auditing costs for these companies for SEC reporting purposes.

For the three months ended September 30, 2022 compared to September 30, 2021, the Company’s rent expense increased by $6,967, or 87%, from $8,010 in 2021 to $14,977 in 2022 due to the renewal of a lease in 2022.

For the three months ended September 30, 2022 compared to September 30, 2021, the Company’s depreciation and amortization expense increased $19,572, or 112%, from $17,471 in 2021 to $37,043 in 2022. The increase was the result of the depreciation and amortization expense on the fixed and intangible assets acquired in the Rohuma and Mimo acquisitions.

For the three months ended September 30, 2022 compared to September 30, 2021, the Company’s general and administrative expenses decreased by $1,240,473, or 91%, from $1,365,067 in 2021 to $124,594 in 2022 primarily due to the cutbacks in travel and stock based compensation expenses.

Interest Expense

For the three months ended September 30, 2022 compared to September 30, 2021, the Company’s interest expense increased by $51,930, or 20%, from $264,542 in 2021 to $316,472 in 2022 due to higher levels of debt in 2022 mostly related to related-party debt, and the Evergreen notes as well as the amortization of discounts on the debt instruments.

Changes in Fair Value of Derivative Liabilities

For the three months ended September 30, 2022 compared to September 30, 2021, the Company’s change in the fair value of the derivative liability increased by $838,695, or 242%, from a gain of $345,911 in 2021 to a loss of $492,784 in 2022 due to the changes in the share price over the period September 30, 2022 compared to September 30, 2021.

Net Loss

For the three months ended September 30, 2022 compared to September 30, 2021, the Company’s net loss decreased by $275,059, from $(1,782,740) in 2021 to $(1,507,681) in 2022 due to the changes noted herein.

Liquidity and Capital Resources

As of September 30, 2022, current assets were $551,624 and current liabilities outstanding amounted to $11,914,454 which resulted in a working capital deficit of $11,362,830. As of December 31, 2021, current assets were $980,747 and current liabilities outstanding amounted to $10,825,016 which resulted in a working capital deficit of $9,844,269.

Net cash used in operating activities was $1,737,531 for the nine months ended September 30, 2021 compared to $1,048,120 in 2022. Cash used in operations for 2022 and 2021 was the primarily related to the loss in operations offset by increases and decreases in accounts payable and accrued expenses and the changes in accounts receivable due to the lack of adequate cash flow of the Company as well as non-cash charges related to stock-based compensation and the changes in the derivative liabilities.

The only investing activities for the nine months ended September 30, 2022 and 2021, related to the acquisitions of fixed assets related to the Company’s Indian subsidiaries, as well as in 2021 the amount of cash received (paid) in the acquisitions of Rohuma and Mimo Technologies.

Net cash provided by financing activities for the nine months ended September 30, 2021 consisted of proceeds from the issuance of common stock of $494,500 and convertible notes of $1,115,000, along with proceeds received from related party notes of $1,449,394 and $50,331 in proceeds from long-term debt. The Company repaid $781,326 in related party notes, $80,000 in convertible notes and $153,706 in long-term debt during the nine months ended September 30, 2021. During the nine months ended September 30, 2022 the financing activities consisted of proceeds from long-term debt of $753,750, convertible notes of $130,000, and related party notes of $609,997, off set by payments on long-term debt of $270,135 and payments of related party notes of $193,672. In addition, for the nine months ended September 30, 2022 and 2021 there were increases in the cash overdraft of $27,902 and $45,258, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)I	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

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

Item 3. Defaults Upon Senior Securities

On June 15, 2021, the Company issued (1) its 2021 Promissory Note (the “Rankich Note”) to Greg Rankich, a director of the Company, in connection with a $400,000 loan to the Company from Mr. Rankich, and (2) 37,500 shares of its Common Stock, par value $0.0001 per share, to Mr. Rankich, which were valued at $8.00 per share. In addition, Mr. Rankich granted to the Company an option to redeem up to 18,750 of such shares (as adjusted for stock splits, stock dividends or similar events) at a total cost of $1.00 if the Note is repaid in full (including accrued and unpaid interest) on or prior to its maturity date (without extension). The Note, which does not bear interest, matured and payment of the principal sum was required on or before 180 days after the date of the Note, subject to certain events of default that could result in acceleration of the maturity. The Company is in default with respect to the Rankich Note because it failed to pay the outstanding principal balance upon the maturity of the Rankich Note. As of November 14, 2022, the amount of the default and total arrearage under the Rankich Note is $400,000.

On September 17, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which Evergreen Capital Management, LLC (“Evergreen”) agreed to purchase at a discount for an aggregate subscription price of $1,200,000 an aggregate of $1,440,000 in principal amount of three promissory notes (the “Evergreen Notes”). The Evergreen Notes matured on dates ranging from June 17, 2022 to July 15, 2022. The Company is in default with respect to the Evergreen Notes because it failed to pay the outstanding principal balance upon the maturity of the Evergreen Notes. As of November 14 2022, the amount of the default and total arrearage under the Evergreen Notes is $1,440,000 and $198,996 in accrued interest.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended September 30, 2022, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

TraQiQ, Inc.

Date: November 14, 2022	By:	/s/ Ajay Sikka
Ajay Sikka
Chief Executive Officer and Chief Financial officer (principal executive, financial and accounting officer)

