Form 10-K
period 2022-12-31
TRAQIQ, INC.
filed 2023-03-31
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-56148

TraQiQ, Inc.

(Exact name of registrant as specified in its charter)

California	30-0580318
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14205 SE 36th Street, Suite 100

Bellevue, WA 98006

(Address of principal executive offices)

Registrant’s telephone number, including area code: (425) 818-0560

Securities registered pursuant to Section 12(b) of the Act: None.

Title of Each Class	Trading Symbol	Name of Each Exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed Second fiscal quarter was approximately $5,234,744, based upon the closing price of the registrant’s common stock of $4.10 on the OTCQB as of that date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 30, 2023, there were 39,939,965 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.

Documents incorporated by reference:	None

TABLE OF CONTENTS

GENERAL INFORMATION

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 1A (Risk Factors), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that TraQiQ, Inc. (the “Company”) releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed in Item 1A (Risk Factors) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations). In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors.

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
● ● ● ●

our ability to adequately protect our proprietary technology and intellectual property;

our ability to hire and retain highly qualified personnel;

our ability to obtain additional financing;

our ability to meet the requirements of the Securities and Exchange Commission (the “SEC”) and the Nasdaq Capital Market in order to list our stock on the trading market;

●	our ability to comply with borrowing covenants;

●	the effect of changing economic conditions impacting our plan of operation; and

●	our ability to meet the other risks as may be described in future filings with the Securities and Exchange Commission (the “SEC”).

Unless otherwise required by low, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this annual report on form 10-k

When considering these forward-looking statements, you should keep in mind the cautionary statements in this annual report on Form 10-K and in our other filings with the SEC. We cannot assure you that the forward-looking statements in this annual report on Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all. Any forward-looking statement made by us in this annual report of Form 10-K speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

PART I

Item 1. Business

COMPANY OVERVIEW

TraQiQ, Inc. (the “Company,” “we,” “our,” or “us”) was incorporated in the State of California on September 9, 2009 as Thunderclap Entertainment, Inc. On July 14, 2017, Thunderclap Entertainment, Inc. changed its name to TraQiQ, Inc. For the years ended December 31, 2022 and 2021, our operations were concentrated in India, Southeast Asia and Latin America, and involved servicing business supply chains with last mile delivery and mobile commerce. We helped businesses in emerging markets leverage the gig economy with the following two-prong approach: (i) we offered our software as a service so our customers could build their own delivery networks and (ii) we offered our network of over 14,000 task workers in India through our Mimo network. In December 2022, we sold a substantial portion of this legacy business. We remain in the technology services and solutions business through our subsidiary, TraQIQ Solutions Inc., and continue to operate our OmniM2M.com website that drives internet of things e-commerce revenue.

On January 5, 2023, we consummated the transactions contemplated by the Asset Purchase Agreement dated as of December 30, 2022 (the “Purchase Agreement”) among Renovare Environmental, Inc. (“REI”) and BioHiTech America, LLC (“BHT” and, together with REI, the “Renovare Sellers”) and us, pursuant to which the Renovare Sellers sold and assigned to us, and we purchased and assumed from the Renovare Sellers, (a) certain assets related to the business of (i) aerobic digestion technology solutions for the disposal of food waste at the point of generation and (ii) data analytics with respect to food waste (collectively, the “Digester Business”) and (b) certain specified liabilities of the Renovare Sellers. We intend for the Digester Business to be one of our principal businesses going forward, and we intend to supplement our current business through the acquisition of complementary businesses.

Going forward, our mission is to reduce the environmental impact of the waste management industry through the development and deployment of cost-effective technology solutions. Our suite of technologies includes on-site biological processing equipment for food waste and proprietary real-time data analytics tools to reduce food waste generation. These proprietary solutions may enable certain businesses and municipalities of all sizes to lower disposal costs while having a positive impact on the environment. When used individually or in combination, we believe that our solutions can reduce the carbon footprint associated with waste transportation, repurpose non-recyclable plastics, and significantly reduce landfill usage. As we continue to expand our waste management business we plan to discontinue or spin off the remaining portions of the legacy business.

REVOLUTION SERIES™ DIGESTERS

The Company currently markets an aerobic digestion technology solution for the disposal of food waste at the point of generation. Its line of Revolution Series Digesters has been described as self-contained, robotic digestive systems that we believe are as easy to install as a standard dishwasher with no special electrical or plumbing requirements. Units range in size depending upon capacity, with the smallest unit approximately the size of a residential washing machine. The digesters utilize a biological process to convert food waste into a liquid that we believe is safe to discharge down an ordinary drain. This process can result in a substantial reduction in costs for customers including cruise lines, restaurants, retail stores, hospitals, hotel/hospitality companies and governmental units by eliminating the transportation and logistics costs associated with food waste disposal. The Company also expects the process reduce the greenhouse gases associated with food-waste transportation and decomposition in landfills that have been linked to climate change. The Company offers its Revolution Series Digesters in several sizes targeting small- to mid-sized food waste generation sites that are often more economical than traditional disposal methods. The Revolution Series Digesters are manufactured and assembled in the United States.

In an effort to expand the capabilities of its digesters, the Company developed a sophisticated Internet of Things (“IoT”) technology platform to provide its customers with transparency into their internal and supply chain waste generation and operational practices. This patented process collects weight related data from the digesters to deliver real-time data that provides valuable information that when analyzed, can improve efficiency, and validate corporate sustainability efforts. The Company provides its IoT platform through a SaaS (“Software as a Service”) model that is either bundled in its rental agreements or sold through a separate annual software license. The Company continues to add new capacity sizes to its line of Revolution Series Digesters to meet customer needs.

Digester Technologies, Markets, Customers and Competition

The Company plans to leverage its existing technology, including our digester’s on-board patented weighing system, by collecting, accumulating, and providing empirical data that can aid in improving the efficiency of the upstream supply chain. By streaming data from the digesters, collecting information from system users and integrating business application data, TraQiQ’s internet-enabled system known as the BioHiTech CloudTM can provide necessary data to aid customers in reshaping their purchasing decisions and positively affecting employee behavior. In its simplest form, the BioHiTech Cloud can quantify food waste in a fashion that we do not believe has historically been available. It enables users to understand food waste generation habits and to improve operational efficiencies.

The BioHiTech Cloud data can be used to help educate customers as to where, when and how waste is being created. Tracking and analyzing waste based on creation time, food type, preparation stage, origin of waste or other key metrics may provide a clearer picture of the food waste lifecycle. Our digesters provide significant economic savings and decreases in carbon footprint, and we believe that the addition of the BioHiTech Cloud increases that impact by helping customers to manage inventory more accurately and to improve their preparation practices and staff efficiencies.

The Company believes that its combined offering of technology and digesters provides customers with information that has not been readily available to consumers in the past and that has the potential for improved management and reduction of waste at the point of generation on a real-time basis.

The Company believes that its digester products can remove organic waste from the overcrowded and costly landfills of the world and provide significant benefits to both business organizations and the community including:

●	Eliminating the transportation of organic waste,

●	Reducing carbon and methane emissions associated with landfilling and truck transportation,

●	Complying with municipal laws banning organic waste from landfills,

●	Contributing to corporate and regulatory targets for diverting waste from landfills,

●	Extending the lifespan of the country’s disposal facilities,

●	Reducing groundwater and soil contamination at landfills,

●	Reducing harmful greenhouse gases that contribute to global climate change, and

●	Recycling food waste into renewable resources (clean water, biogas, bio-solids).

In addition to the removal of waste, the Company’s solution also provides real time information and metrics to improve the efficiency of an organization. Such information has not been readily available to consumers in the past. By providing a cloud-based dashboard and mobile application, the BioHiTech Cloud gives real-time visibility to the status of the device itself and provides insight to the efficiencies of the operations of food preparation and consumption of the user. Using cloud technologies, the Company’s systems allow for visibility into the food preparation and consumption processes on an individual, regional, or national level.

The BioHiTech Cirrus™ application allows customers more immediate access to analytical data provided by the Eco-Safe Digester and more efficient monitoring across a number of network-connected devices. The mobile application is available to existing BioHiTech Cloud customers and is available through the iTunes Store and Google Play.

Target Markets

The Company’s target market for its digesters includes any producers of consistent volumes of food waste. As municipalities continue to enact ordinances prohibiting commercial food waste from being disposed of in landfills, the Company intends to focus its efforts on targeting those businesses most affected by such ordinances. Many cities and states have already banned landfill disposal of food waste generated by large, commercial food waste generators, with pending legislation in numerous others. The Company anticipates this trend to continue as sustainability efforts advance.

Customers

Customers for the Company’s digesters are consistent producers of food waste. Industries served include, but are not limited, to the maritime sector as well as retail, healthcare, government, hospitality, education and food service (including traditional restaurants and quick service restaurants). Volume of food waste, as well as traditional waste disposal costs, are the primary drivers of return on investment for customers. The Company sells its products to customers throughout the United States and abroad. We estimate that there are approximately 200,000 potential customers that would benefit from the use of our digesters, which include restaurants, cruise ships, healthcare facilities and local municipalities.

Digester Marketing Strategy

The Company markets through two channels: “reseller” and “in-house” direct sales. Domestic and international resellers are granted a non-exclusive license to sell and market products and services. All resellers are required to purchase all products and consumables directly from the Company. In some cases, we also provide annual service to customers of our resellers at an additional charge.

As regulations continue to be passed regarding the disposal of food waste, we plan to leverage both our internal and external marketing sources to communicate to and inform the target market of the increasing level of need for our products and services.

Competition

There are a small number of companies that distribute products utilizing a similar aerobic digestion methodology as our Revolution Digester, but we believe that they lack our technological depth of data collection, analytics and reporting. With the receipt of a United States patent on our Network Connected Weight Tracking System for a Food Waste Disposal Machine in 2018 and a Canadian patent in 2022, there is a barrier to competitors providing similar technology to their customers. Further, we believe that these competitors do not have a competitive product to the Revolution Series of digesters based on price point, size, throughput, power and plumbing requirements and data collection, analytics and reporting.

Most of these competitors originated in Korea and continue to manufacture their products in Asia and India. One company that we are aware of has claimed to be developing competitive data collection and web enablement, but are unaware of the deployment and functionality of their technology offering. Compared to our competitors, we believe that our machine has the smallest footprint and requires the least amount of water to operate, and we believe it is an industry leader in terms of installations and efficiency. Currently we are not aware of any direct competitor with the ability to capture and deliver real time data.

Alternative technologies or processes to digesters or similar equipment are:

Traditional Composting: Composting has been in existence for many years and has historically been the only option for organics disposal. Composting:

●	Relies heavily on truck collection and transportation.

●	Uses facilities that can in some cases be considered public nuisances.

●	Is very difficult to provide accurate metrics on waste volumes and generation.

●	Facilities are difficult to site and are often long distances from waste generation.

●	Is neither cost effective nor environmentally friendly.

Anaerobic Digestion: Anaerobic digesters are readily used throughout Europe. Anaerobic digestion (“AD”) is the decomposition of organic waste in the absence of oxygen. The beneficial by-product is gas that is used to generate electricity. AD is generally accomplished on a large municipal or commercial scale and traditionally has not been readily available as an “at the source” solution. AD facilities are beginning to be utilized in the United States and are considered to be a viable disposal option for organic waste. While the technology is sound, we believe that AD facilities face various challenges in the United States, although we believe that AD facilities will continue to be developed and will be a part of the total solution for organic waste disposal. Many private equity funds have made investments in companies that own or are permitting AD facilities. The challenges to AD include:

●	Capital intensity of sizeable plants.

●	Difficult to site with proximity to feedstock.

●	Need steady, homogenous waste source (pre-processing is necessary).

●	Relies on traditional collection and transportation of waste (significant costs).

●	Rely on “tip fee” to subsidize operating expenses.

●	Difficult to provide data to consumers (similar to composting).

Patents and Trademarks

On May 22, 2018, BioHiTech received a United States patent for its “Network Connected Weight Tracking System for a Food Waste Disposal Machine”, which expires on July 23, 2036. On March 22, 2022, BioHiTech received a Canadian patent for the “Network Connected Weight Tracking System for a Food Waste Disposal Machine”, which expires on January 12, 2035. Both of these patents have been transferred to the Company.

Corporate History

The Company was incorporated in the State of California on September 9, 2009 as Thunderclap Entertainment, Inc. On July 14, 2017, Thunderclap Entertainment, Inc. changed its name to TraQiQ, Inc.

On March 18, 2022, the Financial Industry Regulatory Authority, approved a reverse 1-for-8 stock split of the Company’s common stock (the “Reverse Split”). The Reverse Split was effective on March 21, 2022. The common stock and common stock equivalents and the per-share amounts have been retroactively restated in accordance with ASC 855-10-25 and the loss per share figures have been retroactively restated in accordance with ASC 260-10-55-12.

On December 30, 2022, the Company entered into an Assignment of Stock (the “MTP Agreement”) with Mimo Technologies Private Ltd. (“MTP”) and Lathika Regunathan (“LR”), pursuant to which the Company sold, assigned and transferred to LR, and LR purchased from the Company, all of the Company’s equity interests in MTP in exchange for nominal consideration of $1.00.

On December 30, 2022, the Company entered into an Assignment of Stock (the “TSP Agreement”) with TraQiQ Solutions Private Ltd. (“TSP”) and LR, pursuant to which the Company sold, assigned and transferred to LR and LR purchased from the Company, all of the Company’s equity interests in TSP in exchange for nominal consideration of $1.00.

On December 30, 2022, the Company entered into an Assignment of Units (the “Rohuma Agreement”, and, together with the MTP Agreement and the TSP Agreement, the “Disposition Agreements”) with Rohuma LLC (“Rohuma”) and Happy Kompany LLC (“Happy”) pursuant to which the Company sold, assigned and transferred to Happy, and Happy purchased from the Company, all of the Company’s equity interests in Rohuma, in exchange for nominal consideration of $1.00. Pursuant to the Rohuma Agreement, the Company assumed the liabilities of Rohuma with respect to two loans with Paypal/Loanbuilder in an aggregate principal amount of $155,053 plus any accumulated interest and fees.

On January 5, 2023, the Company, consummated the transactions contemplated by the Purchase Agreement among TraQiQ Environmental, Inc. (“REI”) and BioHiTech America, LLC (“BHT” and, together with REI, the “Renovare Sellers”) and the Company, pursuant to which the Renovare Sellers sold and assigned to the Company, and the Company purchased and assumed from the Renovare Sellers, (a) certain assets related to the business of (i) offering aerobic digestion technology solutions for the disposal of food waste at the point of generation and (ii) data analytics with respect to food waste (collectively, the “Digester Business”) and (b) certain specified liabilities of the Renovare Sellers, including, but not limited to, indebtedness in an amount equal to $3,017,090 (the “Michaelson Debt”) owed to Michaelson Capital Special Finance Fund II, L.P. (“Michaelson”).

In exchange for the assets of the Digester Business, the Company (a) paid the Renovare Sellers an amount equal to $150,000 and (b) issued to REI (i) 1,250,000 shares of the Company’s Series B Preferred Stock, par value $0.0001 (the “Series B Preferred Stock”), and (ii) 15,686,926 shares of the Company’s common stock, par value $0.0001 (the “Common Stock”), a portion of which is being held in escrow. The Purchase Agreement contained standard representations and warranties by the Company and the Renovare Sellers which, except for fundamental representations, remain in effect for twelve months following the closing date. 1,568,693 shares of the Common Stock portion of the closing consideration were placed into escrow, the release of which is contingent upon a mutual agreement of the parties or January 4, 2024 or if a claim is pending, a final non-appealable order of any court of competent jurisdiction. Additional agreements ancillary to the asset acquisition were also executed, including but not limited to a bill of sale, assignment and assumption agreement, an escrow agreement and a domain name assignment agreement. The Renovare Sellers also agreed that, for a period of five years from closing date, the Sellers would not engage in a business that competes with the Digester Business.

Corporate Information

The Company’s principal executive offices are located at 14205 SE 36th St., Suite 100, Bellevue WA 98006 and its telephone number is (425) 818-0560. The Company’s website is https://RecoupEnv.com/. Information contained on our website does not constitute part of and is not incorporated into this annual report on Form 10-K.

Available Information

The Company’s reports filed with or furnished to the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our Investors website at https://recoupenv.com/investors/ as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports, and other information regarding us and other companies that file materials with the SEC electronically.

Item 1A. Risk Factors

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

Our operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have an accumulated deficit of $17,522,786 as of December 31, 2022. We may never achieve profitability. If we do not generate sufficient revenues, do not achieve profitability and do not have other sources of financing for our business, we may have to curtail or cease our development plans and operations, which could cause investors to lose the entire amount of their investment.

We are currently in default on several of our debt obligations, and have been in default on other debt obligations in the past year. If we are unable to resolve such defaults or any future defaults, it could have an adverse impact on our business, results of operations and financial condition and is likely to negatively impact the price of our common stock.

We are currently in default on five notes totaling $409,225 of debt (the “Outstanding Debt”). In addition, there was an additional $400,000 that was previously in default, but has subsequently been cured. Upon an event of default under the Outstanding Debt, the holders of such debt may exercise all rights and remedies available under the terms of the notes or applicable laws. We are currently in discussions with holders of the Outstanding Debt regarding possible solutions for the payment of the Outstanding Debt, including the possible extension of the maturity date of the Outstanding Debt. However, there can be no assurance that our discussions will be successful and if we are not successful in finding an acceptable resolution to the existing default or the impending event of default, the holders of the Outstanding Debt will be able to seek judgement for the full amount due and may seek to foreclose on our assets. If this occurs, any such remedy will have a material adverse effect on our business, results of operations and financial condition and is likely to negatively impact the price of our common stock.

If we are unable to transition to our new business, integrate our acquisitions or manage the growth of those companies effectively, our business could be adversely affected.

In the past, our business has grown mostly through the acquisition of other companies, both in the United States and in India. Going forward, we intend to focus on environmental services by acquiring cash-flow positive companies in that segment. We expect that our primary focus will be to acquire companies in the environmental services located in the United States. however, if we are unable to transition to the environmental services business or integrate our acquisitions effectively or efficiently, or fail to manage our growth, this could materially and adversely affect our business and results of operations. Therefore, our future operating results depend to a large extent on our ability to manage this transition, expansion and growth successfully. In addition, to successfully manage such growth, we will need to implement legal and accounting systems, human resource management and other tools, and if we are unable to do so this could also materially and adversely affect our business and results of operations.

Post-acquisition of the Renovare business, we face substantial competition in the waste services industry, and if we cannot successfully compete in the marketplace, our business, financial condition and results of operations may be materially adversely affected.

The waste services industry is highly competitive, has undergone a period of consolidation and requires substantial labor and capital resources. Some of the markets in which we compete are served by one or more large, established companies, that are more well-known and better financed than we are. Intense competition exists not only to provide services to customers, but also to develop new products and services and to acquire other businesses within each market. Some of our competitors have significantly greater financial and other resources than we do.

In our waste disposal markets, we also compete with operators of alternative disposal and recycling facilities. We also increasingly compete with companies that seek to use waste as feedstock for alternative uses. Public entities may have financial advantages because of their ability to charge user fees or similar charges, impose tax revenues, access tax-exempt financing and, in some cases, utilize government subsidies. If we are unable to distinguish ourselves from our competitors and are unable to compete successfully, our business, financial condition and results of operations will be materially adversely affected.

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

Pandemics and other public health emergencies, including the COVID-19 pandemic, or fear thereof, could adversely impact our business, operations and financial condition.

Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of damage to national and local economies. Global economic conditions may be disrupted by widespread outbreaks of infectious or contagious diseases, including any resurgence or new variants of COVID-19. Pandemics and other public health emergencies, or fear thereof, have in the past caused and may in the future cause substantial changes in consumer behavior and restrictions on business and individual activities, which have led, and may lead to reduced economic activity. These effects could be exacerbated or prolonged by the emergence of variants. Extraordinary actions taken by international, federal, state and local public health and governmental authorities to contain and combat pandemics in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders and similar mandates for many individuals and businesses to substantially restrict daily activities have had and could in the future have an adverse effect on our financial condition and results of operations.

We will need additional financing. Any limitation on our ability to obtain such additional financing could have a material adverse effect on our business, financial condition and results of operations.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls. The Company’s internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2022. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act has had and may in the future have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Risks Relating to our Common Stock

Our common stock is concentrated among a two large stockholders, whose interests may conflict with those of investors.

As of March 24, 2023, our Chairman of the Board of Directors, Chief Executive Officer and President, Ajay Sikka, beneficially owns shares representing approximately 35% of our common stock, and Renovare Environmental, Inc. beneficially owns shares representing approximately 42% of our common stock. Each, therefore, is in a position to exercise substantial influence over the outcome of all matters submitted to a vote of our stockholders, including the election of directors.

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

Our articles of incorporation authorize the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the board of directors. Of these authorized shares, 220,135 Series B Preferred Stock are currently outstanding. Our board of directors is empowered, without stockholder approval, to create additional series and issue additional shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

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

If we are unable to successfully compete in the marketplace, our business and financial condition could be materially adversely affected.

The waste services industry is subject to extensive and rapidly-changing government regulation. Changes to one or more of these regulations could cause a decrease in the demand for our products and services.

Stringent government regulations at the federal, state and local level in the U.S. have a substantial impact on the waste industry and compliance with such regulations is costly. A large number of complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. Among other things, governmental regulations and enforcement actions may restrict operations within the waste industry and may adversely affect our financial condition, results of operations and cash flows.

We believe the demand for our digester product is created directly in response to recent laws and regulation prohibiting certain large, commercial food manufacturers, retailers and hospitality enterprises from discarding food wastes to landfills. Our digesters are just one solution for these businesses to comply with these regulations and other regulations. If there was a change to or elimination of these regulations, the demand for our product would almost certainly be greatly reduced and our income would, as a result, be adversely affected.

Currently, the microorganisms we employ in our digesters are approved for use to reduce food waste and to be poured into conventional sewer systems. However, if it was determined that we could no longer use these microorganisms, there is no guarantee that we could develop a replacement process to assure that we could continue to sell our products. Also, we would likely face claims from current customers were they unable to use our digesters for food waste disposal.

We may also incur the costs of defending against environmental litigation brought by governmental agencies and private parties. We may be in the future a defendant in lawsuits brought by parties alleging environmental damage, personal injury, and/or property damage, or which seek to overturn or prevent authorization of our products, all of which may result in us incurring significant liabilities.

We may not be able to identify suitable acquisition candidates. If we identify suitable acquisition candidates, we may be unable to successfully negotiate acquisitions at a price or on terms and conditions acceptable to us, and we may be unable to obtain the necessary regulatory approvals to complete potential acquisitions. If executed, acquisitions may not improve our business or may pose significant risks.

We may in the future, make acquisitions in order to acquire complementing or expanding our business, including developing additional disposal products and complementary services. We may not be able to identify suitable acquisition candidates. If we identify suitable acquisition candidates, we may be unable to successfully negotiate acquisitions at a price or on terms and conditions acceptable to us, including as a result of the limitations imposed by our debt obligations. Further, we may be unable to obtain the necessary regulatory approval, if required, to complete potential acquisitions. We may be unable to complete these transactions and, if executed, these transactions may not improve our business or may pose significant risks and could have a negative effect on our operations.

Our ability to achieve the benefits of any potential future acquisition, including cost savings and operating efficiencies, depends in part on our ability to successfully integrate the operations of such acquired businesses with our operations. The integration of acquired businesses and other assets may require significant management time and resources that would otherwise be available for the ongoing management of our existing operations. In addition, to the extent any future acquisitions are completed, we may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse impact on future profitability. Some of the risks that may affect our ability to integrate, or realize any anticipated benefits from, acquisitions include:

●	unexpected losses of key employees or customer of the acquired company;

●	difficulties integrating the acquired company’s standards, processes, procedures and controls;

●	difficulties coordinating new product and process development;

●	difficulties hiring additional management and other critical personnel;

●	difficulties increasing the scope, geographic diversity and complexity of our operations;

●	difficulties consolidating facilities, transferring processes and know-how;

●	difficulties reducing costs of the acquired company’s business;

●	diversion of management’s attention from our management; and

●	adverse impacts on retaining existing business relationships with customers.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire additional qualified personnel, we may not be able to grow effectively.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to retain and motivate existing employees. Due to our reliance upon its skilled professionals and laborers, the failure to attract, integrate, motivate, and retain current and/or additional key employees could have a material adverse effect on our business, operating results and financial condition.

If we fail to manage growth or to prepare for product scalability and integration effectively, it could have an adverse effect on our employee efficiency, product quality, working capital levels and results of operations.

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

Aside from increased difficulties in the management of human resources, we may need increased liquidity to finance the expansion of our existing business, the development of new products, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

Our management team may not be able to successfully implement our business strategies.

If our management team is unable to execute on its business strategies, then our development, including the establishment of revenues and our sales and marketing activities, would be materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

If we are unable to retain key executives and other key affiliates, our growth could be significantly inhibited, and our business harmed with a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. Ajay Sikka, our Chief Executive Officer and Chief Financial Officer, performs key functions in the operation of our business. The loss of Mr. Sikka could have a material adverse effect upon our business, financial condition, and results of operations. If we lose the services of any senior management, we may not be able to locate suitable or qualified replacements and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.

Our financial results may not meet the expectations of investors and may fluctuate because of many factors and, as a result, investors should not rely on our revenue and/or financial projections as indicative of future results.

Fluctuations in operating results or the failure of operating results to meet the expectations investors may negatively impact the value of our securities. Operating results may fluctuate due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in operating results could cause the value of our securities to decline. Investors should not rely on revenue or financial projections or comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of investors. This could cause the market price of our securities to decline and negatively impact our ability to raise debt and capital. Factors that may affect our operating results include:

●	delays in sales resulting from potential customer sales cycles;

●	variations or inconsistencies in return on investment models and results;

●	changes in competition; and

●	changes or threats of significant changes in legislation or rules or standards that would change the drivers for product adoption.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

TraQiQ does not own or lease any property. Our mailing address is 14205 S.E. 36th St., Suite 100, Bellevue, WA 98006.

Item 3. Legal Proceedings

From time to time we are involved in claims and legal actions that arise in the ordinary course of our business. We cannot predict the outcome of any litigation or suit to which we are a party. However, we do not believe that an unfavorable decision of any of the current claims or legal actions against us, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, liquidity or capital resources.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC QB Market under the symbol “TRIQ.” The OTC QB market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

Holders of our Common Stock

As of March 30, 2023, there were approximately 100 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Equity Stock Transfer.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

On December 30, 2022, the Company exchanged outstanding debt securities of the Company with unpaid principal and interest in the amount of $5,786,474 for 13,002,729 shares of its common stock and 220,135 shares of its Series B Preferred stock. These transactions were with Evergreen Capital Management, LLC (“Evergreen”), the Company’s Chief Executive Officer, and other individuals who are related to the Company’s Chief Executive Officer. These sales of securities were consummated pursuant to the exemption from registration in Section 3(a)(9) of the Securities Act of 1933, as amended, because it was exclusively with existing security holders of the Company and no commission or other remuneration was given or paid, directly or indirectly, for soliciting such exchange. The sales were also exempt under Section 4(a)(2) of the Securities Act of 1933, as amended, as all of the purchasers were sophisticated in business and investment matters.

On January 5, 2023, the Company issued 150,000 shares of the Company’s common stock to Greg Rankich. These sales of securities were consummated pursuant to the exemption from registration in Section 3(a)(9) of the Securities Act of 1933, as amended, because it was exclusively with existing security holders of the Company and no commission or other remuneration was given or paid, directly or indirectly, for soliciting such exchange. The sales were also exempt under Section 4(a)(2) of the Securities Act of 1933, as amended, as the purchaser was sophisticated in business and investment matters.

Between October 1, 2022 and December 31, 2022, 394,219 options were exercised into 394,219 shares of the Company’s common stock for $0.0001. These sales of securities were consummated pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended. The Company determined that all of the purchasers were sophisticated in business and investment matters.

On December 1, 2022, the Company issued 168,750 shares of its common stock in exchange for vested restricted stock awards. These sales of securities were consummated pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended. The Company determined that all of the purchasers were sophisticated in business and investment matters.

Between April 1, 2022 and June 30, 2022, the Company issued 179,506 shares of its common stock in exchange for warrants. These sales of securities were consummated pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended. The Company determined that all of the purchasers were sophisticated in business and investment matters.

Between October 1, 2022 and December 31, 2022, the Company issued 43,803 shares of its common stock in exchange for warrants. These sales of securities were consummated pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended. The Company determined that all of the purchasers were sophisticated in business and investment matters.

Through December 31, 2022, the Company issued 223,309 shares of its common stock in exchange for warrants. These sales of securities were consummated pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended. The Company determined that all of the purchasers were sophisticated in business and investment matters.

On July 5, 2022, the Company entered into a 11% OID Senior Secured Promissory Note with GS Capital Partners LLC (the “GS Capital”) in the amount of $144,000 (includes $14,000 of Original Issue Discount). The GS Capital note has a maturity of twelve months and accrues interest at a rate of 12% per year. The conversion price is equal to 86% of the lowest trading price of the Company’s common stock for the 12 Trading Days immediately preceding the delivery of a notice of conversion. In accordance with the terms of the note, the Company issued 3,000 shares of common stock as a commitment fee. These securities were issued as a private offering and sale pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The Company determined that GS Capital Partners, LLC was sophisticated in business and investment matters.

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

As used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” except where the context otherwise requires, the term “we,” “us,” “our,” or “the Company,” refers to the business of TraQiQ, Inc.

Overview

The Company currently markets an aerobic digestion technology solution for the disposal of food waste at the point of generation. Its line of Revolution Series Digesters has been described as self-contained, robotic digestive systems that we believe are as easy to install as a standard dishwasher with no special electrical or plumbing requirements. Units range in size depending upon capacity, with the smallest unit approximately the size of a residential washing machine. The digesters utilize a biological process to convert food waste into a liquid that we believe is safe to discharge down an ordinary drain. This process can result in a substantial reduction in costs for customers including cruise lines, restaurants, retail stores, hospitals, hotel/hospitality companies and governmental units by eliminating the transportation and logistics costs associated with food waste disposal. The Company also expects the process reduce the greenhouse gases associated with food-waste transportation and decomposition in landfills that have been linked to climate change. The Company offers its Revolution Series Digesters in several sizes targeting small- to mid-sized food waste generation sites that are often more economical than traditional disposal methods. The Revolution Series Digesters are manufactured and assembled in the United States.

In an effort to expand the capabilities of its digesters, the Company developed a sophisticated Internet of Things (“IoT”) technology platform to provide its customers with transparency into their internal and supply chain waste generation and operational practices. This patented process collects weight related data from the digesters to deliver real-time data that provides valuable information that when analyzed, can improve efficiency, and validate corporate sustainability efforts. The Company provides its IoT platform through a SaaS (“Software as a Service”) model that is either bundled in its rental agreements or sold through a separate annual software license. The Company continues to add new capacity sizes to its line of Revolution Series Digesters to meet customer needs.

The Company was incorporated in the State of California on September 9, 2009 as Thunderclap Entertainment, Inc. On July 14, 2017, Thunderclap Entertainment, Inc. changed its name to TraQiQ, Inc.

On March 18, 2022, the Financial Industry Regulatory Authority, approved a reverse 1-for-8 stock split of the Company’s common stock (the “Reverse Split”). The Reverse Split was effective on March 21, 2022. The common stock and common stock equivalents and the per-share amounts have been retroactively restated in accordance with ASC 855-10-25 and the loss per share figures have been retroactively restated in accordance with ASC 260-10-55-12.

On December 30, 2022, the Company entered into an Assignment of Stock (the “MTP Agreement”) with Mimo Technologies Private Ltd. (“MTP”) and Lathika Regunathan (“LR”), pursuant to which the Company sold, assigned and transferred to LR, and LR purchased from the Company, all of the Company’s equity interests in MTP in exchange for nominal consideration of $1.00.

On December 30, 2022, the Company entered into an Assignment of Stock (the “TSP Agreement”) with TraQiQ Solutions Private Ltd. (“TSP”) and LR, pursuant to which the Company sold, assigned and transferred to LR and LR purchased from the Company, all of the Company’s equity interests in TSP in exchange for nominal consideration of $1.00.

On December 30, 2022, the Company entered into an Assignment of Units (the “Rohuma Agreement”, and, together with the MTP Agreement and the TSP Agreement, the “Disposition Agreements”) with Rohuma LLC (“Rohuma”) and Happy Kompany LLC (“Happy”) pursuant to which the Company sold, assigned and transferred to Happy, and Happy purchased from the Company, all of the Company’s equity interests in Rohuma, in exchange for nominal consideration of $1.00. Pursuant to the Rohuma Agreement, the Company assumed the liabilities of Rohuma with respect to two loans with Paypal/Loanbuilder in an aggregate principal amount of $155,053 plus any accumulated interest and fees.

On January 5, 2023, the Company, consummated the transactions contemplated by the Purchase Agreement among TraQiQ Environmental, Inc. (“REI”) and BioHiTech America, LLC (“BHT” and, together with REI, the “Renovare Sellers”) and the Company, pursuant to which the Renovare Sellers sold and assigned to the Company, and the Company purchased and assumed from the Renovare Sellers, (a) certain assets related to the business of (i) offering aerobic digestion technology solutions for the disposal of food waste at the point of generation and (ii) data analytics with respect to food waste (collectively, the “Digester Business”) and (b) certain specified liabilities of the Renovare Sellers, including, but not limited to, indebtedness in an amount equal to $3,017,090 (the “Michaelson Debt”) owed to Michaelson Capital Special Finance Fund II, L.P. (“Michaelson”).

In exchange for the assets of the Digester Business, the Company (a) paid the Renovare Sellers an amount equal to $150,000 and (b) issued to REI (i) 1,250,000 shares of the Company’s Series B Preferred Stock, par value $0.0001 (the “Series B Preferred Stock”), and (ii) 15,686,926 shares of the Company’s common stock, par value $0.0001 (the “Common Stock”), a portion of which is being held in escrow. The Purchase Agreement contained standard representations and warranties by the Company and the Renovare Sellers which, except for fundamental representations, remain in effect for twelve months following the closing date. 1,568,693 shares of the Common Stock portion of the closing consideration were placed into escrow, the release of which is contingent upon a mutual agreement of the parties or January 4, 2024 or if a claim is pending, a final non-appealable order of any court of competent jurisdiction. Additional agreements ancillary to the asset acquisition were also executed, including but not limited to a bill of sale, assignment and assumption agreement, an escrow agreement and a domain name assignment agreement. The Renovare Sellers also agreed that, for a period of five years from closing date, the Sellers would not engage in a business that competes with the Digester Business.

Going Concern

The Company has an accumulated deficit of $17,522,786 and a working capital deficit of $1,616,199 as of December 31, 2022, compared to an accumulated deficit of $8,953,768 and a working capital deficit of $9,844,269 as of December 31, 2021. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

Our consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties. During the year ended December 31, 2022, the Company converted $5.0 million of debt into shares of common and Series B Preferred Stock. Additionally, in the first quarter of 2023, the Company completed an acquisition of Renovare. Overall, management is focused on effectively positioning the Company for a positive increase in cash flows. The Company will continue to closely monitor the cash flows of the Company.

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

In accordance with ASC 810-10-45, the Company has deconsolidated the subsidiaries of MTP, Rohuma and TSP as a result of the nonreciprocal transfer (spinoff). The Company has recognized the loss on the spinoff in net loss on the consolidated statements of operations

Use of Estimates

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

Capitalized Software Costs

In accordance with the relevant FASB accounting guidance regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time these costs are capitalized until the product is available for general release to customers. Once the technological feasibility is established per ASC 985-20, the Company capitalizes costs associated with the acquisition or development of major software for internal and external use in the balance sheet. Costs incurred to enhance the Company’s software products, after general market release of the services using the products, is expensed in the period they are incurred. The Company only capitalizes subsequent additions, modifications or upgrades to internally developed software to the extent that such changes allow the software to perform a task it previously did not perform. The Company expenses software maintenance and training costs as incurred. As of December 31, 2022, there were no capitalized software costs.

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

Professional Service Revenue

TRAQ Pvt Ltd. generally derived a large part of its revenues from professional and support services, which included revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers using their systems. Revenue from arrangements with customers was recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as discussed in ASC 606. In instances where multiple performance obligations were identified, the Company allocated the transaction price to each performance obligation based on relative selling prices of each distinct product or service, and recognizes revenue related to each performance obligation at the points in time that each performance obligation is satisfied. The Company’s performance obligation included providing customization of software and the selling of licenses, where the Company typically satisfied its performance obligations prior to the submission of invoices to the customer for such services. The Company’s performance obligation for consulting and technical support was delivered on as the work was being performed, which was satisfied prior to invoicing. The Company generally collected payment within 30 to 60 days of completion of the performance obligation and there were no agency relationships.

Software development arrangements involving significant customization, modification or production were accounted for in accordance with the appropriate technical accounting guidance issued by the FASB using the percentage-of- completion method. The Company recognized revenue using periodic reported actual hours worked as a percentage of total expected hours required to complete the project arrangement and applied the percentage to the total arrangement fee.

Unbilled revenue represented earnings in excess of billings as at the end of the reporting period. Sales taxes collected from customers and remitted to governmental authorities were accounted for on a net basis and therefore were excluded from revenues in the statements of operations.

TRAQ Pvt Ltd. has deferred the revenue and costs attributable to certain process transition activities with respect to its customers where such activities do not represent the culmination of a separate earnings process. Such revenue and costs were subsequently recognized ratably over the period in which the related services were performed. Further, the deferred costs were limited to the amount of the deferred revenues. As of December 31, 2022, there was no deferred revenue.

Software Solution Revenue

Revenue from arrangements with customers was recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as discussed in ASC 606. In instances where multiple performance obligations are identified, the Company allocated the transaction price to each performance obligation based on relative selling prices of each distinct product or service, and recognized revenue related to each performance obligation at the points in time that each performance obligation was satisfied. The Company’s performance obligation included providing connectivity to software, generally through a monthly subscription, where the Company typically satisfied its performance obligations prior to the submission of invoices to the customer for such services. The Company’s performance obligation for hardware components that were purchased by the customer in connection with the solution was delivery of the purchased device, which was satisfied prior to invoicing. The Company provided a twelve-month warranty on their hardware. All units deployed by the Company were past the twelve-month period, thus the Company did not accrue for a warranty liability. The Company generally collected payment within 30 to 60 days of completion of the performance obligation and there were no agency relationships.

Revenue From Sales of Goods

Revenue from arrangements with customers was recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as discussed in ASC 606. The performance obligations were satisfied upon shipment of the merchandise being sold.

Costs of Services Provided

Costs of services provided consisted of data processing costs, customer support costs including personnel costs to maintain the Company’s proprietary databases, costs to provide customer call center support, hardware and software expense associated with transaction processing systems and exchanges, telecommunication and computer network expense, and occupancy costs associated with facilities where these functions are performed. Depreciation expense was not included in costs of services provided.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For leases in which the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately. There is no lease obligation as of December 31, 2022.

Results of Operations and Financial Condition for the Year Ended December 31, 2022 as Compared to the Year Ended December 31, 2021

Revenues

For the year ended December 31, 2022 compared to December 31, 2021, the Company’s revenues increased by $1,582, or 100%, from $0 in 2021 to $1,582 in 2022. As a result of operations being discontinued, a majority of revenue has been reclassified to discontinued operations, leaving a small amount or revenue remaining on the statements of operations relating to continuing operations.

Cost of Revenues

For the year ended December 31, 2022 compared to December 31, 2021, the Company’s cost of revenues increased by $54,209, or 100%, from $0 in 2021 to $54,209 in 2022. As a result of operations being discontinued, a majority of cost of revenues has been reclassified to discontinued operations, leaving a small amount of revenue remaining on the statements of operations relating to continuing operations.

Operating Expenses

For the year ended December 31, 2022 compared to December 31, 2021, the Company’s salary and salary-related costs decreased by $1,086,226, or 85%, from $1,279,860 in 2021 to $193,634 in 2022. The decrease is the result of scaling down operations in 2022, and inevitably the dispositions of Rohuma, TSP and Mimo during the year ended December 31, 2022.

During the year ended December 31, 2022 compared to December 31, 2021, the Company’s professional fees decreased by $335,680, or 48%, from $694,787 in 2021 to $359,107 in 2022. Our professional fees decreased due to the acquisitions of Rohuma and Mimo as well as fees related to the acquisitions of those companies in 2021, and due to public offering expenses in 2021.

For the year ended December 31, 2022 compared to December 31, 2021, the Company’s rent expense slightly decreased by $50, or 2%, from $2,184 in 2021 to $2,134 in 2022.

For the years ended December 31, 2022 and 2021, the Company’s depreciation and amortization expense was $33,240.

For the year ended December 31, 2022 compared to December 31, 2021, the Company’s general and administrative expenses decreased by $1,706,278, or 69%, from $2,458,206 in 2021 to $751,928 in 2022 primarily due to the cutbacks in travel and stock based compensation expenses.

Interest Expense, net of interest income

For the year ended December 31, 2022 compared to December 31, 2021, the Company’s interest expense increased by $639,483, or 50%, from $1,266,777 in 2021 to $1,906,260 in 2022 due to higher levels of debt in 2022.

Derivative Liabilities

For the year ended December 31, 2022 compared to December 31, 2021, the Company’s change in the fair value of the derivative liability and derivative expense decreased by $221,797, from $1,077,387 in 2021 to $855,590 in 2022 due to the convertible promissory notes and related warrants being classified as derivative liabilities and the changes in the share price over the year ended December 31, 2022 compared to the year ended December 31, 2021. In addition the Company recognized a gain on extinguishment of derivative liabilities of $0 in 2022 versus $1,089,675 in 2021.

Forgiveness of Debt and Other Income

For the year ended December 31, 2022 compared to December 31, 2021, the Company’s forgiveness of debt and other income increased by $1,742,606 or 17,301%, from $10,072 in 2021 to $1,752,678 in 2022 due to the forgiveness of accrued interest on notes payable upon conversion of debt.

Loss from discontinued operations

For the year ended December 31, 2022 compared to December 31, 2021, the Company’s loss from discontinued operations, after taxes increased by $6,137,455, from $632,258 in 2021 to $6,769,713 in 2022 primarily due to the loss from disposal of subsidiaries of $5,804,121.

Net Loss

For the year ended December 31, 2022 compared to December 31, 2021, the Company’s net loss increased by $2,718,193, from $6,453,363 in 2021 to $9,171,556 in 2022 due to the changes noted herein.

Liquidity and Capital Resources

Working Capital

As of December 31, 2022, current assets were $66,460 and current liabilities outstanding were $1,682,659, which resulted in a working capital deficit of $1,616,199. As of December 31, 2021, current assets were $980,747 and current liabilities outstanding were $10,825,016, which resulted in a working capital deficit of $9,844,269.

We believe that our available cash balance as of the date of this filing will not be sufficient to fund our anticipated level of operations for at least the next 12 months. Management believes that our ability to continue our operations depends on our ability to sustain and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish our strategic objectives. Management believes that we will continue to incur losses for the immediate future. For the year ended December 31, 2022, we incurred negative cash flow from operations. We expect to finance our cash needs from the results of operations and, depending on results of operations, we may need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever.

On or prior to March 31, 2024, we have obligations relating to the payment of indebtedness on term loans and notes payable of $3,652,890 and $1,350,037, respectively. We anticipate meeting our cash obligations on our indebtedness that is payable on or prior to March 31, 2024 from the results of operations and, depending on results of operations, we will likely need additional equity or debt financing.

Our future capital requirements for our operations will depend on many factors, including the profitability of our businesses, the number of and cash requirements of other acquisition candidates that we pursue, and the costs of our operations. Our management has taken several actions to ensure that we will have sufficient liquidity to meet our obligations through March 31, 2024, including the sale of certain of our businesses. We also are evaluating other measures to further improve our liquidity, including, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, we may elect to reduce certain related-party and third-party debt by converting such debt into preferred or common shares. Our management believes that these actions will enable us to meet our liquidity requirements through March 31, 2024. There is no assurance that we will be successful in any capital-raising efforts that we may undertake to fund operations during 2023.

We plan to generate positive cash flow from our operation; however, to execute our business plan, service our existing indebtedness and implement our business strategy, we will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute our current stockholders’ ownership in us and could also result in a decrease in the market price of our common stock. The terms of any securities issued by us in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. We also may be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition. Furthermore, any debt financing, if available, may subject us to restrictive covenants and significant interest costs. There can be no assurance that we will be able to raise additional capital, when needed, to continue operations in their current form.

Sources and Uses of Cash

Net cash used in operating activities was $1,464,960 for the year ended December 31, 2022 compared to $3,163,103 in 2021. Cash used in operating activities for 2022 and 2021 was primarily related to the loss in operations offset by a loss on the disposal of subsidiaries, increases and decreases in accounts payable and accrued expenses and the changes in accounts receivable due to the lack of adequate cash flow of the Company as well as non-cash charges related to stock-based compensation, the change in the fair value of the derivative liabilities, gains and losses on extinguishment and settlement of debt and the amortization of discounts related to our debt instruments.

Net cash (used in) provided by investing activities was $(33,257) for the year ended December 31, 2022 compared to $20,941 in the year ended December 31, 2021. Cash provided by (used in) investing activities for 2022 and 2021, related to fixed asset additions in 2022 compared to cash paid for acquisitions of $21,825 and cash received in acquisitions of companies of $48,789 as well as acquisitions of fixed assets of $6,023 in 2021.

Net cash provided by financing activities for the year ended December 31, 2022 consisted of proceeds from the issuance of notes of $1,667,975. The Company repaid $388,945 in notes payable during the year ended December 31, 2022. Net cash provided by financing activities for the year ended December 31, 2021 consisted of proceeds from the issuance of common stock and warrants of $494,545 and convertible notes of $1,715,000, along with proceeds received from related party notes of $2,986,125 and $50,331 in proceeds from issuance of long-term debt. The Company repaid $1,292,397 in related party notes, $515,615 in convertible notes and $214,242 in long-term debt during the year ended December 31, 2021.

Outstanding Indebtedness

On January 5, 2023, the Company entered into a 11% OID Senior Secured Promissory Note with Evergreen Capital Management, LLC (“Evergreen”) in the amount of $480,000 (includes $80,000 of Original Issue Discount). Evergreen has a maturity of twelve months to December 30, 2023. It accrues interest at a rate of 10% per year. The conversion price Subject to the adjustments described herein, the conversion price (the “Conversion Price”) shall be equal the lesser of $0.015 or 90% of average of the two lowest VWAPs for the five consecutive trading days ending on the trading day that is immediately preceding the delivery of a notice of conversion.

On January 5, 2023, the Company, consummated the transactions contemplated by the Purchase Agreement among TraQiQ Environmental, Inc. (“REI”) and BioHiTech America, LLC (“BHT” and, together with REI, the “Renovare Sellers”) and the Company, pursuant to which the Renovare Sellers sold and assigned to the Company, and the Company purchased and assumed from the Renovare Sellers, (a) certain assets related to the business of (i) offering aerobic digestion technology solutions for the disposal of food waste at the point of generation and (ii) data analytics with respect to food waste (collectively, the “Digester Business”) and (b) certain specified liabilities of the Renovare Sellers, including, but not limited to, indebtedness in an amount equal to $3,017,090 (the “Michaelson Debt”) owed to Michaelson Capital Special Finance Fund II, L.P. (“Michaelson”).

On January 4, 2023, the Company borrowed cash in exchange for a 20% OID Senior Secured Promissory Note dated January 4, 2023 in the original principal amount of $180,000 (the “OID Note”). The OID Note matures on January 4, 2024, bears interest at the rate of ten percent (10%) per annum and has no prepayment penalty. In the event of a default by the Company under the OID Note, the outstanding principal and interest will be convertible by the holder into Common Stock at a conversion price equal to the lower of (i) $.015 per share and (ii) an amount equal to 90% of the average of the two lowest volume weighted average prices of the Common Stock for the five consecutive trading days prior to the conversion date.

On October 21, 2022, the Company entered into a 20% OID Senior Secured Promissory Note with Evergreen Capital Management, LLC (the “Evergreen Note”) in the amount of $48,000 (includes $8,000 of Original Issue Discount). The Evergreen Note has a maturity of twelve months to July 21, 2023. It accrues interest at a rate of 10% per year. The conversion price (the “Conversion Price”) is 75% of the price per share at which the common stock of the Company is sold to the public in a qualified offering. There are certain price protections, which make the conversion option a derivative liability.

On July 5, 2022, the Company entered into a 11% OID Senior Secured Promissory Note with GS Capital Partners LLC (the “GS Capital”) in the amount of $144,000 (includes $14,000 of Original Issue Discount). The GS Capital note has a maturity of twelve months and accrues interest at a rate of 12% per year. The conversion price is equal to 86% of the lowest trading price of the Company’s common stock for the 12 trading days immediately preceding the delivery of a notice of conversion. In accordance with the terms of the note, the Company issued 3,000 shares of common stock as a commitment fee.

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

Contractual Obligations

As a smaller reporting company we are not required to provide the information required by this Item.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to provide the information required by this Item.

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the disclosed material weaknesses in the Company’s internal control over financial reporting, the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2022, using the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s assessment, management has determined that there are material weaknesses due to the lack of segregation of duties and, due to the limited resources based on the size of the Company. Due to the material weaknesses management concluded that as of December 31, 2022, the Company’s internal control over financial reporting was ineffective. In order to address and resolve the weaknesses, the Company will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company’s financial means allow. To date, the Company’s limited financial resources have not allowed the Company to hire the additional personnel necessary to address the material weaknesses.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

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

©	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Item 9B. Other Information

On January 1, 2023, the Company appointed Ajay Sikka, its Chairman of the Board, Chief Executive Officer and President, as its Chief Financial Officer. In addition, on January 1, 2023, the Company entered into an employment agreement with Mr. Sikka (the “Sikka Agreement”). Pursuant to the Sikka Agreement, Mr. Sikka will serve as the Company’s Chief Executive Officer and a member of the Company’s board of directors (the “Board”). The Sikka Agreement provides that Mr. Sikka will serve as an employee of the Company for a term of 36 months, unless he is earlier terminated or resigns in accordance with the terms of the Sikka Agreement.

Mr. Sikka will receive an annual salary of $300,000, and will be entitled to participate in an annual incentive compensation plan, pursuant to which, if the Company has monthly average annual recenue equal to $1,750,000 during the fourth quarter of 2023, Mr. Sikka will receive a bonus of $150,000. Mr. Sikka is also entitled to receive additional discretionary bonuses based on the achievement of certain corporate performance goals, as may be estbalished an approved from time to time by the Company. In addiiton, Mr. Sikka is entitled to a $75,000 cash bonus, payable in equal monthly installments during the first twelve months of Mr. Sikka’s employment at the Company.

In addition to the above cash compensation to which Mr. Sikka is entitled, upon commencement of the Sikka Agreement, Mr. Sikka received 5,930,000 shares of restricted common stock of the Company (“Restricted Stock”), pursuant to the Company’s 2020 Equity Incentive Compensation Plan, of which (i) 905,000 shares will vest on April 1, 2023 and the remaining 5,430,000 shares will begin to vest over a period of three years, in six equal semi-annual installments. Mr. Sikka is also entitled to receive additional shares of Restricted Stock as follows:

1.	In connection with the closing of a transaction pursuant to which the Company or any of its affiliates acquires at least a majority of the equity interests, or substantially all of the assets of another entity, Mr. Sikka shall receive:

a.	750,000 shares of Restricted Stock for the first acquisition
b.	750,000 shares of Restricted Stock for the second acquisition

2.	In the event the value of the aggregate stock of the Company traded on the OTC QB market averages at least $100,000 per day in the fourth quarter of 2023, the Company shall issue to Mr. Sikka 250,000 shares of Restricted Stock.

3.	On the date the stock of the Company is first listed on Nasdaq, the Company shall issue to Mr. Sikka 250,000 shares of Restricted Stock.

4.	Promptly following the calendar quarter during which the Company achieves a positive EBITDA calculation, the Company shall issue to Mr. Sikka 250,000 shares of Restricted Stock.

5.	In the event the Company raises at least $10,000,000 pursuant to a bona fide equity financing, the Company shall issue to Mr. Sikka 250,000 shares of Restricted Stock.

6.	For each purchase order the Mr. Sikka procures from new customers of the Company, pursuant to which such new customer commits to at least $200,000 of annual revenue of the Company, the Company shall issue to Mr. Sikka 100,000 shares of Restricted Stock; provided, however that the number of shares of Restricted Stock Mr. Sikka may be issued pursuant to this provision shall not exceed 500,000.

In the event that Mr. Sikka’s employment with the Company is terminated for any reason, the Company shall pay Mr. Sikka (a) (i) his Base Salary, pro-rated through the date of termination to the extent not yet paid to him; (ii) any unreimbursed business expenses payable to Mr. Sikka; and (iii) any payments and benefits to which Mr. Sikka is entitled pursuant to the terms of any employee benefit or compensation plan or program in which he participates (or participated) and (b) in the event Mr. Sikka’s employment is terminated by the Company without Cause, due to Mr. Sikka’s resignation for Good Reason, or due to Mr. Sikka’s Disability (as defined in the Sikka Agreement), the Company shall also pay Mr. Sikkaan amount equal to 12 months of Mr. Sikka’s salary, less all applicable withholdings and authorized or required deductions, as salary continuation.

The foregoing description of the Sikka Agreement is not complete, and is qualified in its entirely by the Sikka Agreement, which is filed as Exhibit 10.18 hereto.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The following persons are our executive officers and directors as of March 30, 2023 and hold the positions set forth opposite their respective names. The members of the Board of Directors serve until the next annual meeting and a successor is appointed and qualified, or until resignation or removal.

Name	Age	Position
Ajay Sikka	55	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President

Frank Celli	53	Interim Executive Chairman

James DuBois	58	Director

Greg Rankich	48	Director

Richard J. Berman	80	Director

Business Experience

The following is a brief description of the business experience of our executive officers and directors:

Ajay Sikka, Chief Executive Officer, Chief Financial Officer, Chairman and President

Ajay Sikka was appointed to our Board as its Chairman and the Board appointed him as our Chief Executive Officer, President and Chief Financial Officer on July 19, 2017. From May 2014 to 2020, Mr. Sikka served as Chief Executive Officer of OmniM2M, Inc., an IioT hardware, software and services company. From March 2011 to the present, Mr. Sikka has also served as Chief Executive Officer of TraQiQ Solutions, Inc. a technology provider that is focused on providing software products, services and support to enterprise customers, including Microsoft, Staples, Accenture, and Pactera. From April 2004 to February 2011, Mr. Sikka served as Senior Director at Microsoft Corp. (“Microsoft”) a technology software company, where he worked on multiple teams, including Law & Corporate affairs, Central IT, and Business Strategy. Mr. Sikka also managed Microsoft’s CloudCRM team that provided Customer Relationship Management (CRM) services within Microsoft. From April 2000 to March 2004, Mr. Sikka served as Chief Executive Officer of IndiaHQ Solutions, Inc., a content provider (Websites, newspapers, Yellow pages) for the South Asian community. From April 1996 to April 2000, Mr. Sikka served as Group Manager at Microsoft where he drove Microsoft’s internet business and content management initiatives with telecommunications and Internet service providers. Mr. Sikka is an active angel investor and board of director member for startup companies and new ventures in the Seattle area.

Mr. Sikka has extensive software development and sales experience His service as a board member of other small companies provides him with insight into the issues facing other small companies, which are valuable to the Company.

Frank E. Celli, Interim Executive Chairman

Mr. Celli has been in the waste and recycling industry for 35 years. Over the course of his career, he has been an owner and CEO of multiple solid waste companies, with experience in numerous facets of the industry, including waste collection, transfer station operations, landfill operations and recycling operations. Frank was co-founder and CEO of Interstate Waste Services from 2000 to 2006. Since May 2022, Mr. Celli has served as Managing Member of FC Advisory a management consulting company, and, since 2020, Mr. Celli has served as a consultant and strategic corporate advisor at Direct Waste Services, Inc., a solid waste collection and recycling company, positions that Mr. Celli continues to hold. From August 2015 until November 5, 2020, Mr. Celli served as Chief Executive Officer and from August 2015 until March 18, 2022, Mr. Celli served as Chairman of the Board, of BioHitech Global, Inc. (NASDAQ: BHTG), a waste reduction and technology company that was rebranded to Renovare Environmental, Inc. (NASDAQ:RENO) in December 2021. Over the course of his career, Mr. Celli has completed over 50 acquisitions and spearheaded multiple exits. Mr. Celli has a Bachelor of Science degree from Pace University Lubin School of Business.

James DuBois, Director

James DuBois is a member of our Board and was appointed to our Board on February 2, 2018. Since May 2016, Mr. Dubois, has served as Global IT Advisor and Board Member at Expeditors International, a global logistics company. Mr. Dubois has guided IT and business transformation, corporate governance, customer-focused strategic product/services development, security, and risk management. While at Microsoft, as CIO and Chief Information Security Officer from 2014 to 2017, Mr. DuBois was involved with directing IT modernization through corporate growth, turnaround, acquisitions integrations and divestitures.

Mr. DuBois has extensive experience in global IT operations as well as corporate governance matters, which assists TraQiQ in formulating and executing its growth strategy.

Greg Rankich, Director

Greg Rankich has been a member of our Board since May 11, 2019. Since May 2018, Mr. Rankich has been co-founder and partner at Better U Today, a program designed to help people achieve their ideal weight through food, education and lifestyle changes. Since January 2017, Mr. Rankich has also served as the managing partner of Kirkland REI, LLC a private real estate investment and management firm that focuses on four primary asset classes: Single Residential Properties, Multi-Family Properties, Commercial Properties and Land Acquisition. Since July 2013, Mr. Rankich has served as an Advisory Board Member of Ro Health, a rapidly growing medical staffing and home health agency that supplies clients and patients with healthcare providers . From July 2005 to May 2018, Mr. Rankich served as the Chief Executive Officer of Xtreme Consulting Group, Inc. (“Xtreme”) an $80 million in revenue international services firm focused on improving business performance. Prior to founding Xtreme, Mr. Rankich held many roles within Microsoft Corporation. In 2010, Mr. Rankich was a finalist for Ernst & Young “Entrepreneur of the Year” award. He is an active member of company boards and advisory panels and is also involved in numerous charities and non-profits in the northwest. Mr. Rankich graduated with a B.A. in International Business and a M.B.A. from Washington State University.

Richard Berman, Director

Richard Berman’s business career spans over 35 years of venture capital, senior management, and merger & acquisitions experience. In the past five years, Berman has served as a director of many public and private companies. Currently, he is a director of five public compani–s – Cryoport Inc. (“Cryptoport”), a cold chain logistics company, Comsovereign Holding Corp., a U.S.-based developer of 4G LTE advanced and 5G communication systems, BioVie Inc., a clinical-stage drug development company, Advaxis Inc. (“Advaxis”), a clinical-stage biotechnology company, and Cuentas, Inc., a provider of mobile banking and payment solutions serving Latino and Hispanic consumers. Over the last decade he has served on the board of five companies that have reached over one billion in market capitalizati–n – Cryoport, Advaxis, EXIDE, Internet Commerce Corporation, and Ontrak (Catasys). Previously, Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments. Subsequently, he created the largest battery company in the world in the 1980’s, by merging Prestolite, General Battery and Exide to form Exide Technologies (XIDE); helped create SoHo, NYC by developing five buildings. He advised on over $4 billion M&A transactions, completing over 300 deals. Berman is a past director of the Stern School of Business of NYU where he obtained his B.S. and M.B.A. degrees. He also has U.S. and foreign law degrees from Boston College and the Hague Academy of International Law, respectively.

Mr. Berman provides the board with insights from his extensive experience in the purchase, sale and financing of businesses, his experience in financial and operational issues affecting organizations, and his knowledge of legal issues relevant to TraQiQ’s operations.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Corporate Governance

Code of Business Conduct and Ethics

TraQiQ has adopted a Code of Ethics and Business Conduct to document the ethical principles and conduct we expect from our employees, officers and directors. The Code of Ethics and Business Conduct is applicable to our employees and also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A copy of our Code of Ethics and Business Conduct is available in the Investors section of our corporate website (https://RecoupEnv.com/). We will provide a copy of the Code of Ethics to any person without charge, upon request to TraQiQ, Inc., 14205 S.E. 36th St., Suite 100, Bellevue, WA 98006, Attention: Ajay Sikka, CEO.

Audit Committee

The Company has an audit committee consists of James DuBois and Richard Berman (the “Audit Committee”). Mr. Berman serves as Audit Committee chair. The Audit Committee’s primary responsibility is to engage our independent auditors and otherwise to monitor and oversee the audit process. The Audit Committee also undertakes other related responsibilities as detailed in the Audit Committee Charter, including monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics, discussing our risk management policies and reviewing and approving or ratifying any related person transactions. A copy of our Audit Committee Charter is available in the Investors section of our website (https://RecoupEnv.com/. ).

In addition to determining that the members of the Audit Committee are independent directors under the Securities Exchange Act of 1934 and the Nasdaq listing standards, the board of directors has also determined that Richard Berman is an “Audit Committee financial expert” as defined in rules adopted under the Securities Exchange Act of 1934. Each of the members of the Audit Committee is an independent director within the meaning of the Nasdaq Stock Market rules. Mr. Berman serves as chair of the Audit Committee.

Compensation Committee

The Company has a compensation committee consists of James DuBois and Greg Rankich. (the “Compensation Committee”). Mr. Rankich serves as Compensation Committee chair. The Compensation Committee undertakes responsibilities as detailed in the Compensation Committee Charter, a copy of which is available in the Investors section of our website (https://recoupenv.com/).

Nominating and Corporate Governance Committee

The company has a nominating and corporate governance committee consists of James DuBois and Richard Berman (the “Nominating and Corporate Governance Committee”). Mr. DuBois serves as Nominating and Corporate Governance Committee chair. The Nominating and Corporate Governance Committee undertakes responsibilities as detailed in the Nominating and Corporate Governance Committee Charter, a copy of which is available in the Investors section of our website (https://recoupenv.com/board-of-directors/).

Nominations for Directors

During 2022, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the years ended December 31, 2022 and 2021, compensation awarded to or paid to, or earned by, our Chief Executive Officer, Chief Financial Officer and the next three most highly paid executive officers (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards (1) ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Ajay Sikka,	2021	$180,000	-	1,078,560	$-	-	-	-	$1,258,560
CEO, CFO (1/1/21-9/30/21 & 10/3/22-present) and Director	2022	$157,500	-	$47,188	$-	-	-	-	$204,688

Michael Pollack,	2021	$-	-	-	-	-	-	$39,025	$39,025
Interim CFO (1/1/21-10/3/22) (2)	2022	$-	-	-	-	-	-	$60,875	$60,875

(1)	The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. The expected volatility is based on the Company’s stock having just commenced trading on the grant date. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. In calculating the fair value of the Company’s options on the date of grant during the year ended December 31, 2020, the Company assumed a risk-free interest rate of 0.58%, an expected dividend yield of 0%, an expected life of 2 years and an expected volatility of 100%.
(2)	Mr. Pollack is a contracted consultant and is paid through his company KBL, LLP. Amounts represent payments to KBL, LLP for the period September 2021 through December 2021.

Employment Agreement

In 2022 and 2021, Mr. Sikka received a salary of $157,500 and $180,000, respectively. In October 2020, the Company entered into an employment agreement with Mr. Sikka. The agreement has a five year term, subject to earlier termination. Under the agreement, he receives an annual salary of $180,000 and was issued options in connection with his service as chief executive officer to purchase up to 187,500 shares of common stock at an exercise price of $0.44 per share. Of these, 156,250 shares are to vest based on performance over five years with milestones. The remaining 31,250 options have service-based vesting over four years. Mr. Sikka also received options on October 19, 2020 for 31,250 shares of common stock in connection with his service on the Company’s board of directors at an exercise price of $0.44 per share, which vest over one year from grant.

Grants of Plan-Based Awards Table

On October 9, 2020, the Board of Directors approved the TraQiQ, Inc. Equity Compensation Plan which was adopted on October 11, 2020. Under this plan our named executive officers received grants of 0 and 218,750 during the years ended December 31, 2022 and 2021, respectively.

There were no equity awards outstanding for any of our named executive officers as of the year ended December 31, 2022.

Director Compensation

For the year ended December 31, 2022, directors of the Company received no salary compensation for their service on the Company’s board of directors. Directors were entitled to option awards as compensation for their service.

In the table below, we have set forth information regarding compensation for 2022 received by each of our directors who is not an officer of the Company. The dollar amounts in the table below for option awards are the grant date fair market values associated with such awards.

2022 Director Compensation Table

	Fees Earned or	Stock	Option	All Other
Name	Paid in Cash	Awards	Awards (1)	Compensation	Total

James DuBois	$—	$47,188	$—	—	$47,188
Greg Rankich	—	47,188	—	—	47,188
Richard Berman	—	47,188	—	—	47,188

(1)	The Company granted in January 2021 (12,500 shares) and April 2021 (31,250 shares) restricted common stock that vest over a three-year period. These grants are service-based grants and are being expensed in accordance with ASC 718 ratably over the three-year period.

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

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are James DuBois, Richard Berman and Greg Rankich, each of whom is an independent director within the meaning of the Nasdaq Stock Market rules. No member of the Compensation Committee is or was formerly an officer or an employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s board of directors or compensation committee, nor has such an interlocking relationship existed in the past.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding the ownership of our common stock as of March 30, 2023, by:

●	each director;
●	each person known by us to own beneficially 5% or more of our Common Stock;
●	each officer named in the summary compensation table elsewhere in this Current Report on Form 8-K; and
●	all directors and executive officers as a group.

As of March 30, 2023, there were 39,939,965 shares of our common stock issued and outstanding. The following table shows, as of that date, the number of shares and the percentage of our common stock held by each person known to us to own beneficially more than five percent of the Company’s issued and outstanding common stock, by each of our executive officers and directors, and by our executive officers and directors as a group. Unless otherwise specified, the address of each person listed is: 14205 SE 36th Street, Suite 100, Bellevue, WA 98006.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. The percentages of common stock beneficially owned are calculated on the basis of 39,939,965 total shares of common stock issued and outstanding as of March 30, 2023.

Unless otherwise indicated below, to the best of our knowledge each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Common Stock
Current directors and executive officers	Amount and Nature of Beneficial Ownership		Percent of Class

Ajay Sikka	11,992,951	(1)	35.34%
James DuBois	55,654		*	%
Greg Rankich	233,750		*	%
Richard Berman	63,750		*	%

All Executive Officers and Directors as a Group (4 persons)	12,346,105		36.38%
5% Beneficial Owners
Renovare Environmental, Inc. (2)	14,118,233		41.60%

* Less than 1%.

(1)	Consists of 11,765,605 shares owned individually, 227,346 shares owned by his spouse and 0 shares represented by stock options exercisable currently or within 60 days of March 30, 2023.
(2)	The address of Renovare Environmental, Inc. is 80 Red Schoolhouse Road, Suite 101, Chestnut Ridge, NY 10977.

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

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2020 Equity Compensation Plan as of December 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	-

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Party Transactions

The following includes a summary of transactions during our fiscal years ended December 31, 2022 and December 31, 2021 to which we have been a party in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

On multiple occasions, from 2017 thru 2022, Ajay Sikka, our Chief Executive Officer, Chief Financial Officer and Chairman advanced us amounts totaling $2,908,562. These advances were recorded as an unsecured loan accruing interest at a rate of 15% annually. On December 31, 2022, the entirety of Mr. Sikka’s loan was converted to common stock, and a balance of $7,000 remains outstanding.

On September 13, 2018, Kunaal Sikka, the son of our Chief Executive Officer, Chief Financial Officer and Chairman advanced us $15,000, maturing on December 31, 2019. The loan was unsecured and accrued interest at a rate of 12% annually. The note went into default on December 31, 2019, at which time the interest rate became 18% annually in accordance with its terms. On June 25, 2021, the maturity date of the loan was extended to December 31, 2022, and the interest rate was amended to accrue at a rate of 6% annually. On December, 31, 2022, the loan was paid back in full and is no longer outstanding.

On December 15, 2021, Kunaal Sikka advanced us $250,000, maturing on December 31, 2022. The loan was unsecured and accrued interest at a rate of 15% annually. On December 31, 2022, the loan was paid back in full and is no longer outstanding.

On January 3, 2017 and February 1, 2017, Swarn Singh, the father-in-law of our Chief Executive Officer, Chief Financial Officer and Chairman advanced us $25,000 and $20,000, respectively, each maturing on December 31, 2019. The loans were unsecured and accrued interest at a rate of 15% annually. The notes went into default on December 31, 2019, at which time the interest rate of each became 21% annually in accordance with their terms. On December 31, 2022, both loans were paid back in full and are no longer outstanding.

On December 15, 2021, Swarn Singh advanced us $150,000, maturing on December 31, 2022. The loan was unsecured and accrued interest at a rate of 15% annually. On December 31, 2022, the loan was paid back in full and is no longer outstanding.

On June 15, 2021, Greg Rankich, one of our directors, advanced to us $400,000, maturing on December 21, 2021. In exchange for the loan, Mr. Rankich received 37,500 shares of our common stock. On January 5, 2023, Evergreen assumed Mr. Rankich’s loan in the form of an 11% OID $480,000 note that matures on January 5, 2024.

Policy on Future Related Party Transactions

The Company requires that any related party transactions be approved by a majority of the Company’s independent directors.

Board Independence

Our board of directors currently consists of 4 members. Of these, our board has determined that James DuBois, Richard Berman and Gregory Rankich qualify as “independent directors” under the listing standards of The Nasdaq Stock Market LLC and do not have any material relationships with TraQiQ that might interfere with their exercise of independent judgment. In making such a determination, our board has reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. In addition, TraQiQ is a “Controlled Company” as defined in the Nasdaq listing standards because more than 50% of the company’s voting power is held by one individual. The company is, therefore, pursuant to Nasdaq Marketplace Rule 5615(c)(2), exempt from certain aspects of Nasdaq’s listing standards relating to independent directors. Nevertheless, the company has voluntarily complied with some of such rules, and a majority of the members of the board of directors are “independent directors” under Nasdaq rules.

Item 14. Principal Accounting Fees and Services.

The aggregate fees incurred for each of the last two years for professional services rendered by T R Chadha & Co LLP (“TRC”) in 2022 and 2021, the independent registered public accounting firms for the audits of the Company’s annual financial statements included in the Company’s Form 10-K and reviews of financial statements for its quarterly reports (Form 10-Q) are reported below. See Item 9A for further information on the change in the independent registered public accounting firms that took place on April 5, 2021:

	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total
TRC
2022	$36,000	$-	$-	$-	$36,000
2021	31,300	-	-	-	31,300

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2022 and 2021.

Audit Related Fees

The aggregate fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported “Audit Fees” for the years ended December 31, 2022 and 2021.

Tax Fees

The aggregate fees billed for professional services rendered by principal accountant for tax compliance, tax advice and tax planning during the years ended December 31, 2022 and 2021.

All Other Fees

Other fees billed for products or services provided by the Company’s principal accountant during the years ended December 31, 2022 and 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The financial statements filed as a part of this report are set forth beginning on page F-1.

Financial Statement Schedules

No financial statement schedules are required to be filed with this report.

Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Articles of Incorporation		S-1		3.1	3/7/2011

3.2	Articles of Incorporation, as amended		10-K		3.1	3/22/2021

3.2	Bylaws		S-1		3.2	3/7/2011

4.1	Note Purchase Agreement and Note, dated July 19, 2017 between the Company and Donald P. Hateley		8-K/A		4.1(a)	8/24/2017

4.2	Note Purchase Agreement and Note, dated July 19, 2017 between the Company and Alena Borisova		8-K/A		4.1(b)	8/24/2017

4.3	Description of Capital Stock		10-K			3/22/2021

4.4	Amended and Restated Senior Secured Term Note, dated as of December 30, 2022, issued by TraQiQ, Inc. to Michaelson Capital Special Finance Fund II, L.P.		8-K		4.1	1/06/2023

4.2	Certificate of Determination for Series A Preferred		8-K/A		4.2(a)	8/3/2017

4.3	20% OID Senior Secured Promissory Note, dated as of January 4, 2023, issued by TraQiQ, Inc. to Evergreen Capital Management LLC		8-K		4.2	1/6/2023

10.1	Share Exchange Agreement dated July 19, 2017, fully executed on August 3, 2017		8-K/A		10.1	8/24/2017

10.2	Asset Purchase Agreement, dated as of December 30, 2022, by and among TraQiQ, Inc., Renovare Environmental, Inc. and BioHiTech America, LLC		8-K		10.1	1/6/2023

10.3+	TraQiQ, Inc. 2020 Equity Incentive Plan		10-K			3/22/2021

10.4	Assignment of Stock, dated as of December 31, 2022, by and among TraQiQ, Inc., Mimo Technologies Private Ltd. and Lathika Regunathan		8-K		10.2	1/6/2023

10.5+	Employment Agreement dated October 19, 2020 between TraQiQ, Inc. and Ajay Sikka.		S-1		10.3	10/5/2021

10.6	Assignment of Stock , dated as of December 31, 2022, by and among TraQiQ, Inc., TraQiQ Solutions Private Ltd. and Lathika Regunathan		8-K		10.3	1/6/2023

10.7	Note Purchase Agreement and Note, dated June 15, 2021 between the Company and Greg Rankich.		8-K	10.1 & 10.2	6/16/2021

10.8	Assignment of Units, dated as of December 31, 2022, by and among TraQiQ, Inc., Rohuma LLC and Happy Kompany LLC represented by Sandeep Soni		8-K	10.4	1/6/2023

10.9	Share Exchange Agreement dated January 22, 2021, between TraQiQ, Inc. and Rohuma, LLC.		8-K/A	10.1	1/26/2021

10.10	Security Agreement, dated as of December 30, 2022, between TraQiQ, Inc. and Michaelson Capital Special Finance Fund II, L.P.		8-K	10.5	1/6/2023

10.11	Exchange Agreement dated February 17, 2021, between TraQiQ, Inc. and Mimo-Technologies Pvt. Ltd.		8-K	10.1	2/17/2021

10.12	12% Convertible Promissory Note dated January 19, 2021 to GS Capital Partners, LLC. 12% Convertible Promissory Note dated January 19, 2021 to GS Capital Partners, LLC.		S-1	10.7	10/5/2021

10.13	10% Convertible Promissory Note dated February 12, 2021 to Platinum Point Capital, LLC.		S-1	10.8	10/5/2021

10.14	Securities Purchase Agreement dated September 17, 2021.		8-K	10.1	9/20/2021

10.15	20% Convertible Promissory Note dated September 17, 2021 to Evergreen Capital Management, LLC.		8-K	10.2	9/20/2021

10.16	Common Stock Purchase Warrant dated September 17, 2021.		8-K	10.3	9/20/2021

10.17	Security Agreement dated September 17, 2021.		8-K	10.4	9/20/2021

10.18+	Employment Agreement dated January 1, 2023 between TraQiQ, Inc. and Ajay Sikka.	X

21	Subsidiaries of the Registrant	X

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

+ Management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TraQiQ, Inc.

Date: March 31, 2023	By:	/s/ Ajay Sikka
	Name:	Ajay Sikka
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of TraQiQ Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TraQiQ, Inc. and its subsidiaries (collectively, the “Company”) as on December 31, 2022 and December 31, 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows, for the year ended December 31, 2022 and December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a accumulated deficit of $17,522,786 and working capital deficit of $1,616,199, that raise substantial doubt about its ability to continue as a going concern. Management’s plans including recent acquisition, conversion of debt into equity are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

How the Critical Audit Matter was addressed in the Audit	●	We evaluated whether there is substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time.
	●	Reviewed the agreement executed for new business acquisition in exchange of stock in subsequent period, reviewed agreement for conversion of various debt into equity.
	●	We obtained information about management’s plans that are intended to mitigate the effect of such conditions or events, and assess the likelihood that such plans can be effectively implemented.
	●	Reviewed the carrying value of asset.
	●	Inquiry to entity’s legal counsel about litigation, claims and assessment
	●	We added explanatory paragraph to the audit report as required by auditing standard.

Disposal of Subsidiaries - refer to note 3 of the financial statements

Critical audit matter description

The Company has disposed off four of its subsidiaries including one stepdown subsidiary during the year ended December 31, 2022 at consideration of $1 per subsidiary and accordingly retrospectively recast, its consolidated statements of operations and balance sheet for previous year presented. The company has not segregated the cash flow statement. While ascertaining operation related to discontinued operation Management has made certain assumption and applied judgement to determine historical numbers related to discontinued operation presented in prior period.

How the Critical Audit Matter was	●	Reviewed and recomputed loss on disposal of subsidiaries.
addressed in the Audit	●	Reviewed and verified derecognition of assets, liabilities and transactions pertaining to disposal of these subsidiaries.
	●	Reviewed Management assumption and judgement for determining historical numbers related to discontinued business.
	●	We obtained information about management’s plans to ascertain the impact on going concern.

/s/ TR Chadha & Company LLP

We have served as the Company’s auditor since April, 2021

Mumbai

March 30, 2023

TRAQIQ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

IN US$

	DECEMBER 31,	DECEMBER 31,
	2022	2021

ASSETS

Current Assets:
Cash	$1,312	$10,895
Accounts receivable, net	-	358,865
Prepaid expenses and other current assets	65,148	1,667
Other current assets – discontinued operations	-	609,320

Total Current Assets	66,460	980,747

Other assets – discontinued operations	-	7,571,848

Total Non-current Assets	-	7,571,848

TOTAL ASSETS	$66,460	$8,552,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$226,178	$2,021,264
Accrued payroll and related taxes	24,221	-
Derivative liability	216,593	1,152,620
Contingent consideration - Rohuma	-	1,383,954
Contingent consideration - Mimo	-	656,179
Current portion - long-term debt - related parties	400,000	3,800,561
Current portion - long-term debt	751,886	148,134
Current portion - convertible notes payable, net of discounts	63,781	654,851
Current liabilities – discontinued operations	-	1,007,453

Total Current Liabilities	1,682,659	10,825,016

Long-term debt, net of current portion	-	36,052
Long-term liabilities – discontinued operations	-	109,830

Total Non-current Liabilities	-	145,882

Total Liabilities	1,682,659	10,970,898

Commitments and contingencies (Note 18)

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock, par value $0.01, 10,000,000 shares authorized:
Preferred stock, par value, $0.0001, Series A Convertible Preferred, 0 shares issued and outstanding	-	-
Preferred stock, par value, $0.0001, Series B Convertible Preferred, 220,135 and 0 shares issued and outstanding, respectively	22	-
Common stock, par value, $0.0001, 300,000,000 shares authorized, 18,103,039 and 4,171,638 issued and outstanding, respectively	1,810	417
Additional paid in capital	15,904,755	6,508,931
Accumulated deficit	(17,522,786)	(8,953,768)
Accumulated other comprehensive income	-	30,605

Total Stockholders’ Deficit before Non-controlling Interest	(1,616,199)	(2,413,815)
Non-controlling interest	-	(4,488)

Total Stockholders’ Deficit	(1,616,199)	(2,418,303)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$66,460	$8,552,595

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

IN US$

	YEARS ENDED
	DECEMBER 31,
	2022	2021

REVENUE	$1,582	$-
COST OF REVENUES	54,209	-
GROSS LOSS	(52,627)	-

OPERATING EXPENSES
Salaries and salary related costs	193,634	1,279,860
Professional fees	359,107	694,787
Rent expense	2,134	2,184
Depreciation and amortization expense	33,240	33,240
General and administrative expenses	751,928	2,458,206

Total Operating Expenses	1,340,043	4,468,277

OPERATING LOSS	(1,392,671)	(4,468,277)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	(855,590)	(952,421)
Derivative expense	-	(124,966)
Gain on debt extinguishment	-	1,089,675
Gain (loss) on settlement of debt, net	1,752,678	(108,411)
PPP forgiveness and other income	-	10,072
Interest expense, net of interest income	(1,906,260)	(1,266,777)
Total other expense	(1,009,172)	(1,352,828)

NET LOSS FROM CONTINUING OPERATIONS, BEFORE PROVOISION FOR INCOME TAXES	(2,401,843)	(5,821,105)
Provision for income taxes	-	-
NET LOSS FROM CONTINUING OPERATIONS	(2,401,843)	(5,821,105)

NET LOSS FROM DISCONTINUED OPERATIONS, AFTER TAXES (INCLUDING LOSS ON DISPOSAL OF SUBSIDIARIES OF $5,804,121)	(6,769,713)	(632,258)

NET LOSS	(9,171,556)	(6,453,363)
NET LOSS ATTRIBUTABLE TO PRIOR NON-CONTROLLING INTEREST	-	4,488
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(9,171,556)	$(6,448,875)

Other comprehensive loss
Foreign currency translations adjustment	-	2,884
Comprehensive loss	$(9,171,556)	$(6,445,991)

Basic and diluted loss from continuing operations per share	$(0.54)	$(1.43)
Basic and diluted loss from discontinued operations per share	$(1.53)	$(0.16)
Basic and diluted net loss per share	$(2.08)	$(1.64)

Weighted average common shares outstanding - basic and diluted	4,410,595	3,930,807

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE Years ENDED DECEMBER 31, 2022 AND 2021

IN US $

							Additional			Accumulated
	Series A Preferred		Series B Preferred		Common Stock		Paid-In Capital -	Accumulated	Subscription	Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Common	Deficit	Receivable	Income (Loss)	Interest	Total

Balance – January 1, 2021	50,000	$5	-	-	3,412,281	$341	$119,650	$(2,504,893)	$-	$27,721	$-	$(2,357,176)

Shares of stock issued for cash	-	-	-	-	75,625	7	494,493	-	-	-	-	494,500

Shares of stock issued for conversion of notes payable and accrued interest	-	-	-	-	83,773	8	427,560	-	-	-	-	427,568

Shares of stock issued for services rendered	-	-	-	-	178,875	18	1,344,977	-	-	-	-	1,344,995

Shares of stock issued for acquisition of Rohuma (first tranche)	-	-	-	-	320,285	32	2,049,789	-	-	-	-	2,049,821

Shares of stock issued for providing note payable	-	-	-	-	37,500	4	446,996	-	-	-	-	447,000

Conversion of Series A Preferred Stock to Common Stock	(50,000)	(5)	-	-	6,899	1	4	-	-	-	-	-

Shares issued for exercise of warrants	-	-	-	-	56,400	6	39	-	-	-	-	45

Stock-based compensation on granting of options	-	-	-	-	-	-	412,447	-	-	-	-	412,447

Stock-based compensation - warrants granted for consulting	-	-	-	-	-	-	122,070	-	-	-	-	122,070

Stock-based compensation for restricted stock grants (shares not issued)	-	-	-	-	-	-	106,638	-	-	-	-	106,638

Warrants earned for acquisition of Mimo	-	-	-	-	-	-	984,268	-	-	-	-	984,268

Net loss for the year	-	-	-	-	-	-	-	(6,448,875)	-	2,884	(4,488)	(6,450,479)

Balance - December 31, 2021	-	$-	-	$-	4,171,638	$417	$6,508,931	$(8,953,768)	$-	$30,605	$(4,488)	$(2,418,303)

							Additional			Accumulated
	Series A Preferred		Series B Preferred		Common Stock		Paid-In Capital -	Accumulated	Subscription	Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Common	Deficit	Receivable	Income (Loss)	Interest	Total

Balance – January 1, 2022	-	$-	-	$-	4,171,638	$417	$6,508,931	$(8,953,768)	$-	$30,605	$(4,488)	$(2,418,303)

Fractional share adjustment	-	-	-	-	1,370	-	-	-	-	-	-	-

Stock-based compensation on granting of options	-	-	-	-	-	-	57,590	-	-	-	-	57,590

Stock-based compensation for restricted stock grants (shares not issued)	-	-	-	-	-	-	87,341	-	-	-	-	87,341

Warrants earned for acquisition of Mimo	-	-	-	-	-	-	410,112	-	-	-	-	410,112

Shares of stock issued in warrant exercises	-	-	-	-	228,309	23	120	-	-	-	-	143

Shares of stock issued for acquisition of Rohuma (second tranche)	-	-	-	-	133,024	13	851,340	-	-	-	-	851,353

Shares of stock issued with convertible debt	-	-	-	-	3,000	-	11,853	-	-	-	-	11,853

Shares of stock issued upon exercise of stock options	-	-	-	-	394,219	39	49,965	-	-	-	-	50,004

Shares of stock issued upon exercise of restricted stock grants	-	-	-	-	168,750	17	393,686	-	-	-	-	393,703

Shares of stock issued upon conversion of debt	-	-	220,135	22	13,002,729	1,301	7,532,576	-	-	-	-	7,533,899

Cancelled warrants	-	-	-	-	-	-	1,241	-	-	-	-	1,241

Deconsolidation of subsidiaries	-	-	-	-	-	-	-	602,538	-	(30,605)	4,488	576,421

Net loss for the period	-	-	-	-	-	-	-	(9,171,556)	-	-	-	(9,171,556)

Balance - December 31, 2022	-	$-	220,135	$22	18,103,039	$1,810	$15,904,755	$(17,522,786)	$-	$-	$-	$(1,616,199)

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

IN US$

	2022	2021
CASH FLOW FROM OPERTING ACTIVIITES
Net loss attributable to controlling interest	$(9,171,556)	$(6,448,875)
Adjustments to reconcile net loss to net cash used in operating activities
Change in non-controlling interest	4,488	(4,488)
Bad debt expense	209,768	238,422
Forgiveness of debt	(1,752,678)	(10,057)
Depreciation and amortization	109,418	78,208
Lease cost, net of repayment	(3,717)	3,091
Foreign currency (gain) loss	(5,233)	3,785
Stock-based compensation	588,638	641,155
Common stock issued with convertible debt	11,837	1,791,995
Change in fair value of derivative liability and derivative expense	855,590	1,077,387
Gain on extinguishment of derivative liability	-	(1,089,675)
Loss on settlement of debt	-	108,411
Amortization of discounts on debt	703,402	629,759
Gain on sale of property plant and equipment	(7)	(146)
Loss on disposal of subsidiaries	5,804,121	-
Fees paid in debt financing	3,250	-
Changes in assets and liabilities
Accounts receivable	127,727	(528,965)
Prepaid expenses and other current assets	43,412	294,165
Accounts payable, accrued expenses and deferred taxes	878,109	85,383
Accrued payroll and payroll taxes	62,091	(24,784)
Accrued duties and taxes	66,380	(7,874)
Total adjustments	7,706,596	3,285,772
Net cash used in operating activities	(1,464,960)	(3,163,103)

CASH FLOWS FROM INVESTING ACTIVITES
Cash received in acquisition of Mimo	-	42,844
Cash received in acquisition of Rohuma	-	5,945
Acquisition of Mimo	-	(21,825)
Acquisition of fixed assets	(33,257)	(6,023)
Net cash (used in) provided by investing activities	(33,257)	20,941

CASH FLOWS FROM FINANCING ACTIVITES
Increase in cash overdraft	49,973	30,539
Proceeds from the issuance of common stock	-	494,500
Proceeds from the exercise of warrants	-	45
Proceeds from convertible notes	300,016	1,715,000
Repayment of convertible notes	(70,089)	(515,615)
Proceeds from long-term debt - related parties	612,352	2,986,125
Repayment of long-term debt - related parties	(221,943)	(1,292,397)
Proceeds from long-term debt	755,607	50,331
Repayments of long-term debt	(96,913)	(214,242)
Net cash provided by financing activities	1,329,003	3,254,286

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(169,216)	112,124

CASH AND RESTRICTED CASH - BEGINNING OF YEAR	170,528	58,404

CASH AND RESTRICTED CASH - END OF YEAR	$1,312	$170,528

CASH AND RESTRICTED CASH - END OF YEAR	1,312	10,895
CASH AND RESTRICTED CASH - END OF YEAR – INCLUDED IN DISCONTINUED OPERATIONS	-	159,633
CASH AND RESTRICTED CASH - END OF YEAR	1,312	170,528

CASH PAID DURING THE PERIOD FOR:
Interest expense	$54,327	$132,166
Income taxes	$11,051	$89,750

SUMMARY OF NON-CASH ACTIVITIES:
Acquisition of Rohuma:
Accounts receivable	$-	$4,179
Prepaid and other current assets	-	8,943
Fixed assets	-	4,512
Investment	-	1,440
Accounts payable and accrued expenses	-	(58,153)
Accrued duties and taxes	-	(2,688)
Long-term debt - related parties	-	(37,776)
Long-term debt	-	(10,000)
Cash overdraft	-	(2,980)
	-
Cash	-	6,027

Total net assets acquired	-	(86,496)

Consideration per Share Exchange Agreement	-	3,433,776

Goodwill/(Bargain Purchase Gain)	$-	$3,520,272

Acquisition of Mimo Technologies:
Accounts receivable	$-	$58,692
Prepaid and other current assets	-	272,872
Fixed assets	-	153,186
Intellectual property	-	508,669
Tradenames	-	169,556
Accounts payable and accrued expenses	-	(708,833)
Accrued payroll and related taxes	-	(104,750)
Accrued duties and taxes	-	(28,213)
Long-term debt - related parties	-	(343,118)
Long-term debt	-	(236,712)
Comprehensive income	-	(42,735)
Cash	-	43,851

Total net assets acquired		(257,535)

Consideration per Share Exchange Agreement	-	2,085,653

Goodwill/(Bargain Purchase Gain)	$-	$2,343,188

Right of use asset for lease liability	$331,154	$-
Conversion of debt and extinguishment of derivative liabilities upon conversion of debt	$7,532,576	$-
Common stock issued for conversion of long-term debt, related and unrelated parties	$-	$427,568

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ , INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

On December 30, 2022, the Company entered into an Assignment of Stock (the “TSP Agreement”) with TraQiQ Solutions Private Ltd. (“TSP”) and LR, pursuant to which the Company sold, assigned and transferred to LR and LR purchased from the Company, all of the equity interests in TSP in exchange for nominal consideration of $1.00.

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

On December 30, 2022, the Company entered into an Assignment of Units (the “Rohuma Agreement”, and, together with the MTP Agreement and the TSP Agreement, the “Disposition Agreements”) with Rohuma LLC (“Rohuma”) and Happy Kompany LLC (“Happy”) pursuant to which the Company sold, assigned and transferred to Happy, and Happy purchased from the Company, all of the equity interests in Rohuma in exchange for nominal consideration of $1.00. Pursuant to the Rohuma Agreement, the Company assumed the liabilities of Rohuma with respect to two loans with Paypal/Loanbuilder in an aggregate principal amount of $155,053 plus any accumulated interest and fees.

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

On December 30, 2022, the Company entered into an Assignment of Stock (the “MTP Agreement”) with Mimo Technologies Private Ltd. (“MTP”) and Lathika Regunathan (“LR”), pursuant to which the Company sold, assigned and transferred to LR, and LR purchased from the Company, all of the Company’s equity interests in MTP in exchange for nominal consideration of $1.00.

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

In accordance with ASC 810-10-45, the Company has deconsolidated the subsidiaries of MTP, Rohuma and TSP as a result of the nonreciprocal transfer (spinoff). The Company has recognized the loss of $5,804,121 on the deconsolidation in operating expenses on the consolidated statements of operations

Noncontrolling Interests

In accordance with ASC 810-10-45 Noncontrolling Interests in Consolidated Financial Statements, the Company classifies noncontrolling interests as a component of equity within the consolidated balance sheet. In January 2021, the acquisition of Rohuma resulted in a less than 1% non-controlling interest of the Indian affiliate of that company. In February 2021, the acquisition of Mimo resulted in a less than 1% non-controlling interest of that company. On December 31, 2022, the Company sold its equity interest in Rohuma and Mimo.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less of $1,312 and $56,329 ($45,434 of which is included in other current assets – discontinued operations on the consolidated balance sheets) as of December 31, 2022 and 2021, respectively.

Restricted Cash

The Company’s restricted cash balance consists of time deposits with financial institutions which are valued at cost and approximate fair value. Interest earned on these deposits in included in interest income. The carrying value of our restricted cash at December 31, 2022 and 2021 was $0 and $114,199, respectively, which is included in other assets – discontinued operations on the consolidated balance sheets. The balances consist of time deposits pledged with financial institutions for a Line of Credit facility taken from Andhra Bank, issuance of overdraft limit.

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

Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Management has determined that an allowance of $0 and $193,535 was required for the outstanding accounts receivable as of December 31, 2022 and 2021, respectively.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Management has determined that impairment of long-lived assets is required for the year ended December 31, 2022. See Note 8. Management has determined that goodwill was impaired as a result of the disposal of subsidiaries for the year ended December 31, 2021.

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

The Company only capitalizes subsequent additions, modifications or upgrades to internally developed software to the extent that such changes allow the software to perform a task it previously did not perform. The Company expenses software maintenance and training costs as incurred. The Company acquired $152,027 in software costs in the Mimo transaction. As of December 31, 2022, there were no capitalized software costs.

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

TRAQ Pvt Ltd. has deferred the revenue and costs attributable to certain process transition activities with respect to its customers where such activities do not represent the culmination of a separate earnings process. Such revenue and costs are subsequently recognized ratably over the period in which the related services are performed. Further, the deferred costs are limited to the amount of the deferred revenues. As of December 31, 2022, there was no deferred revenue.

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

The following is a summary of revenue for the years ended December 31, 2022 and 2021, disaggregated by type from continuing operations:

	2022	2021
Professional Services Revenue	$1,582	$-
Sale of goods	-	-
Software Solution Revenue	-	-
	$1,582	$-

The following is a summary of revenue for the years ended December 31, 2022 and 2021, disaggregated by type from discontinued operations:

	2022	2021
Professional Services Revenue	$1,017,773	$1,111,353
Sale of goods	-	973,485
Software Solution Revenue	641,202	627,462
	$1,658,975	$2,712,300

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

Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term. The Company had lease agreements with lease and non-lease components, which were accounted for separately. There is no lease obligation as of December 31, 2022.

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

Going Concern

The Company has an accumulated deficit of $17,522,786 and a working capital deficit of $1,616,199, as of December 31, 2022, and a working capital deficit of $9,844,269 as of December 31, 2021. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

NOTE 3: DISCONTINUED OPERATIONS

As discussed in Note 1, the Company sold Rohuma, Mimo and TSP in December 2022. As a result, these entities were deconsolidated from the Company’s financial statement resulting in a loss of $5,804,121. Additionally, the Company is shifting operations to waste management. As such, these business are reported as discontinued operations for the years ended December 31, 2022 and 2021. As required, the Company has retrospectively recast its consolidated statements of operations and balance sheets for all periods presented. The Company has not segregated the cash flows of this business in the consolidated statements of cash flows. Management was also required to make certain assumptions and apply judgment to determine historical expenses related to the discontinued operations presented in prior periods. Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements refers to the Company’s continuing operations.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net income (loss) from discontinued operations presented separately in the consolidated statement of operations for the year ended December 31, 2022:

	Rohuma	Mimo	TSP	Total
	December 31, 2022	December 31, 2022	December 31, 2022	December 31, 2022

REVENUE	$396,320	$220,388	$1,042,266	$1,658,975
COST OF REVENUE	248,198	558,215	524,230	1,330,643
GROSS PROFIT (LOSS)	148,122	(337,826)	518,036	328,331

OPERATING EXPENSES
Salaries and salary related costs	419,371	-	74,560	493,932
Professional fees	9,337	66,089	25,429	100,855
Rent expense	1,882	-	40,794	42,676
Depreciation and amortization expense	2,818	44,502	28,860	76,180
(Loss) gain from disposal of subsidiaries	3,215,757	2,670,012	(81,648)	5,804,121
General and administrative expenses	29,910	49,877	101,455	181,243

Total Operating Expenses	3,679,074	2,830,480	189,450	6,699,005

OPERATING (LOSS) INCOME	(3,530,953)	(3,168,307)	328,586	(6,370,673)

OTHER INCOME (EXPENSE)
PPP forgiveness and other expense	325	(99,808)	(213,731)	(313,214)
Interest expense, net of interest income	(8,247)	(15,522)	(49,868)	(73,637)
Total other income (expense)	(7,922)	(115,330)	(263,599)	(386,581)

NET (LOSS) INCOME FROM DISTCONTINUED OPERATIONS, BEFORE PROVISION FOR INCOME TAXES	(3,538,875)	(3,283,637)	64,987	(6,757,524)
Provision for income taxes	6,876	-	5,313	12,189
NET (LOSS) INCOME FROM DISTCONTINUED OPERATIONS	$(3,545,751)	$(3,283,637)	$59,675	$(6,769,713)

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net income (loss) from discontinued operations presented separately in the consolidated statement of operations for the year ended December 31, 2021:

	Rohuma	Mimo	TSP	Total
	December 31, 2021	December 31, 2021	December 31, 2021	December 31, 2021

REVENUE	$632,065	$215,467	$1,864,768	$2,712,300
COST OF REVENUE	426,928	416,342	1,360,501	2,203,771
GROSS PROFIT (LOSS)	205,137	(200,875)	504,267	508,529

OPERATING EXPENSES
Salaries and salary related costs	331,150	55,150	65,251	451,551
Professional fees	6,155	72,809	25,665	104,629
Rent expense	1,303	-	28,600	29,903
Depreciation and amortization expense	3,842	32,456	8,670	44,968
General and administrative expenses	17,997	116,727	226,966	361,690

Total Operating Expenses	360,447	277,142	355,152	992,741

OPERATING (LOSS) INCOME	(153,310)	(478,017)	149,115	(484,212)

OTHER INCOME (EXPENSE)
PPP forgiveness and other expense	882	-	-	882
Interest expense, net of interest income	(9,002)	(2,880)	(47,296)	(59,178)
Total other income (expense)	(8,120)	(2,880)	(47,296)	(58,296)

NET (LOSS) INCOME FROM DISTCONTINUED OPERATIONS, BEFORE PROVISION FOR INCOME TAXES	(163,430)	(480,897)	101,819	(542,508)
Provision for income taxes	1,287	9,873	78,590	89,750
NET (LOSS) INCOME FROM DISTCONTINUED OPERATIONS	$(164,717)	$(490,770)	$23,229	$(632,258)

The detail of the consolidated balance for the discontinued operations is as stated below for the year ended December 31, 2021:

	Rohuma	Mimo	TSP	Total
	December 31, 2021	December 31, 2021	December 31, 2021	December 31, 2021

Current Assets:
Cash	$36,291	$8,497	$646	$45,434
Accounts receivable, net	188,455	39,262	187,564	415,281
Prepaid expenses and other current assets	-	97,567	51,038	148,605

Current Assets – Discontinued Operations	$224,746	$145,326	$239,248	$609,320

Fixed assets, net	$4,455	$2,213	$27,498	$34,165
Intangible assets, net	-	795,623	411,343	1,206,966
Goodwill	3,519,869	2,343,189	-	5,863,058
Restricted cash	-	2,687	111,512	114,199
Deferred tax asset	-	-	116,111	116,111
Right-of-use asset	-	-	112,076	112,076
Long-term taxes receivable	-	-	122,136	122,136
Other assets	-	-	3,137	3,137

Other Assets – Discontinued Operations	$3,524,324	$3,143,712	$903,813	$7,571,849

Current Liabilities:
Accounts payable and accrued expenses	$10,961	$113,791	$-	$124,752
Cash overdraft	-	-	218,747	218,747
Accrued payroll and related taxes	25,077	125,745	261,322	412,144
Accrued taxes and duties payable	3,709	22,897	45,563	72,169
Deferred revenue	1,115	2,716	-	3,831
Current portion - lease liability	-	-	13,070	13,070
Current portion - long-term debt - related parties	973	82,101	8,828	91,902
Current portion - long-term debt	10,000	-	60,838	70,838

Current Liabilities – Discontinued Operations	$51,835	$347,249	$608,368	$1,007,453

Lease liability, net of current portion	$-	$-	$109,830	$109,830

Long-term Liabilities – Discontinued Operations	$-	$-	$109,830	$109,830

The following table presents a reconciliation of Rohuma, Mimo, and TSP net cash flow from operating, investing and financing activities for the periods indicated below:

	2022	2021
Net cash (used in) provided by operating activities - discontinued operations	$(398,437)	$562,118
Net cash (used in) provided by investing activities - discontinued operations	$(33,257)	$20,941
Net cash provided by (used in) financing activities - discontinued operations	$272,061	$(452,315)

NOTE 4: ACQUISITIONS

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
$(86,496)

The difference between the net liabilities acquired of $86,496, and the consideration paid (in the form of shares, inclusive of contingent consideration of $1,383,954) of $3,520,272 represents goodwill. The Company had an independent valuation consultant perform an impairment test and it was determined that no impairment exists on the goodwill as of December 31, 2021. As this subsidiary was sold in 2022, the Company fully impaired the goodwill, other intangible assets and other long lived assets during the year ended December 31, 2022.

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
$(257,535)

The difference between the net liabilities acquired of $(257,535), and the consideration paid (in the form of cash and warrants, net of adjustments for the note payable and accounts payable of Mimo with TRAQ Pvt Ltd) of $2,085,653 represents goodwill in the amount of $2,343,188. The Company’s had an independent valuation consultant perform an impairment test and it was determined no impairment of the goodwill exists as of December 31, 2021. As this subsidiary was sold in 2022, the Company fully impaired the goodwill, other intangible assets and other long lived assets during the year ended December 31, 2022.

The following table shows pro-forma results for the year ended December 31, 2021 as if the acquisition had occurred on January 1, 2020. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Rohuma, Mimo and the Company.

For the year ended December 31, 2021
Revenues	$2,748,262
Net loss	$(6,505,299)
Net loss per share	$(1.68)

NOTE 5: CASH AND RESTRICTED CASH

Cash and restricted cash are as follows:

	December 31, 2022	December 31, 2021
Cash on hand	$-	$646
Bank balances	1,312	10,249
Bank balances – discontinued operations	-	45,434
Restricted cash – discontinued operations	-	114,199
Total	$1,312	$170,528

ASU 2016-18, “Statements of Cash Flows” (Topic 230) was adopted by the Company in 2017. In accordance with this standard, restricted cash and restricted cash equivalents is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statements of Cash Flows. During the years ended December 31, 2022 and 2021 there were no cash equivalents.

NOTE 6: FIXED ASSETS

As of December 31, 2021, all fixed assets were held by Rohuma, Mimo and TSP, and were sold as of December 31, 2022. The Company’s property and equipment, which is included in other assets – discontinued operations on the consolidated balance sheets, is as follows:

	December 31, 2022	December 31, 2021	Estimated Life

Property and equipment – TRAQ Pvt Ltd.	$-	$627,188	3 - 10 years
Property and equipment – Rohuma US	-	1,100	3 - 10 years
Property and equipment – Rohuma India	-	9,916	3 – 10 years
Property and Equipment – Mimo Technologies	-	7,342	3 – 10 years
Less: accumulated depreciation	-	(611,381)

Net	$-	$34,165

Depreciation expense for the years ended December 31, 2022 and 2021 was $20,615 and $13,366, respectively, and is included in loss from discontinued operations, after taxes on the consolidated statements of operations and comprehensive loss.

NOTE 7: INTANGIBLE ASSETS

As of December 31, 2021, all intangible assets were held by Rohuma, Mimo and TSP, and were fully impaired due to the disposal as of December 31, 2022. The Company’s intangible assets, which is included in other assets – discontinued operations on the consolidated balance sheets, is as follows:

	December 31, 2022	December 31, 2021

Customer relationships	$-	$448,800
Intellectual property	-	508,669
Tradenames	-	218,799
Software	-	250,095
Less: accumulated amortization	-	(219,397)

Net	$-	$1,206,966

Amortization expense for the years ended December 31, 2022 and 2021 was $76,462 and $64,842, respectively, $43,222 and $31,602, respectively, of which is included in loss from discontinued operations, after taxes on the consolidated statements of operations and comprehensive loss.

NOTE 8: GOODWILL

As of December 31, 2021, all goodwill was held by Rohuma, Mimo and TSP, and was fully impaired due to the disposal as of December 31, 2022. The Company’s goodwill is as follows:

	December 31, 2022	December 31, 2021

Rohuma	$-	$3,519,870
Mimo Technologies	-	2,343,188

Net	$-	$5,863,058

For the year ended December 31, 2021, there were no indicators of impairment noted. For the year ended December 31, 2022, due to the disposal of Rohuma and Mimo, the Company fully impaired the goodwill resulting in impairment expense of $5,863,058, and is included in loss from discontinued operations, after taxes on the consolidated statements of operations and comprehensive loss.

NOTE 9: CONVERTIBLE NOTES PAYABLE

As of December 31, 2022 and 2021, the Company had the following convertible notes outstanding, all of which are current liabilities:

		December 31, 2022	December 31, 2021
Evergreen Capital Management LLC	(a)	$48,000	$1,440,000
GS Capital	(b)	112,021	-
Total Convertible Notes Payable		$160,021	$1,440,000
Less: Discounts		(96,240)	(785,149)
		$63,781	$654,851

(a)

On September 17, 2021, the Company entered into a 20% OID Senior Secured Promissory Note with Evergreen Capital Management LLC (the “Evergreen 1”) in the amount of $720,000 (includes $120,000 of Original Issue Discount). The Evergreen 1 had a maturity of nine months to June 17, 2022. The Evergreen 1 accrued interest at a rate of 10% per year. The conversion price of Evergreen 1 was the lower of (a) $11.60 (“Fixed Conversion Price”) or (b) upon the occurrence and during the continuation of any Event of Default, if lower, 90% of the average of the two lowest VWAPs for the five (5) consecutive Trading Day that is immediately prior to the applicable Conversion Date (the “Default Conversion Price”). There were certain price protections for Evergreen Capital Management LLC under the terms of Evergreen 1, which made the conversion option a derivative liability. The Company has not repaid this note as of the maturity date and is currently in negotiations with Evergreen Capital Management LLC on revised terms. As a result, this note was in default and subject to the Default Conversion Price. The Company granted 62,069 warrants that have a term of five-years and an exercise price of $11.60 per share with Evergreen 1. The warrants granted with Evergreen 1 also contained certain price protections, that made the value of the warrants a derivative liability. As a commission on this note, the Company granted to the investment bankers, 4,966 warrants with the same terms as the Evergreen Capital Management warrants. The Company recognized a commission expense of $37,977 on these warrants.

On October 8, 2021, the Company entered into a 20% OID Senior Secured Promissory Note in the amount of $480,000 (includes $80,000 of Original Issue Discount) with Evergreen Capital Management LLC (the “Evergreen 2”). The Evergreen 2 had a maturity of nine months to July 8, 2022. The Evergreen 2 accrued interest at a rate of 10% per year. The conversion price of Evergreen 2 was the lower of (a) $11.60 (“Fixed Conversion Price”) or (b) upon the occurrence and during the continuation of any Event of Default, if lower, 90% of the average of the two lowest VWAPs for the five (5) consecutive Trading Day that is immediately prior to the applicable Conversion Date (the “Default Conversion Price”). There were certain price protections for Evergreen Capital Management LLC under the terms of Evergreen 2, which made the conversion option a derivative liability. The Company had not repaid this note as of the maturity date and was in negotiations with Evergreen Capital Management LLC on revised terms. As a result, this note was in default and subject to the Default Conversion Price. The Company granted 41,379 warrants that have a term of five-years and an exercise price of $11.60 per share with Evergreen 2. The warrants granted with Evergreen 2 also contained certain price protections, that made the value of the warrants a derivative liability.

As a commission on this note, the Company granted to the investment bankers, 3,310 warrants with the same terms as the Evergreen Capital Management warrants. The Company recognized a commission expense of $9,695 on these warrants.

On October 15, 2021, the Company entered into a 20% OID Senior Secured Promissory Note in the amount of $240,000 (includes $40,000 of Original Issue Discount) with Evergreen Capital Management LLC (the “Evergreen 3”). The Evergreen 3 had a maturity of nine months to July 15, 2022. The Evergreen 3 accrued interest at a rate of 10% per year. The conversion price of Evergreen 3 was the lower of (a) $11.60 (“Fixed Conversion Price”) or (b) upon the occurrence and during the continuation of any Event of Default, if lower, 90% of the average of the two lowest VWAPs for the five (5) consecutive Trading Day that is immediately prior to the applicable Conversion Date (the “Default Conversion Price”). There were certain price protections for Evergreen Capital Management LLC under the terms of Evergreen 3, which made the conversion option a derivative liability. The Company had not repaid this note as of the maturity date and was in negotiations with Evergreen Capital Management LLC on revised terms. As a result, this note was in default and subject to the Default Conversion Price. The Company granted 20,690 warrants that have a term of five-years and an exercise price of $11.60 per share with Evergreen 3. The warrants granted with Evergreen 3 also contained certain price protections, that made the value of the warrants a derivative liability.

As a commission on this note, the Company granted to the investment bankers, 1,655 warrants with the same terms as the Evergreen Capital Management warrants. The Company recognized a commission expense of $5,756 on these warrants.

As of June 17, 2021, the Evergreen 1 note is in default as the Company has not repaid the note. Both Evergreen 2 and Evergreen 3 through July 15, 2022 are also in default as the Company has not repaid these notes by the maturity date. As these notes are in default, these notes are subject to the default interest rate of 24%.

On October 21, 2022, the Company entered into a 20% OID Senior Secured Promissory Note with Evergreen Capital Management, LLC (“Evergreen”) in the amount of $48,000 (includes $8,000 of Original Issue Discount). Evergreen has a maturity of twelve months to July 21, 2023. It accrues interest at a rate of 10% per year. The conversion price shall be equal 75% of the price per share at which the common stock of the Company is sold to the public in a qualified offering. There are certain price protections, which make the conversion option a derivative liability.

On December 31, 2022, the total outstanding principal and accrued interest balance of $2,051,904 was converted into 175,135 shares of the Company’s Series B Preferred Stock and 1,613,106 shares of the Company’s common stock.

Interest expense on these notes for years ended December 31, 2022 and 2021 is $570,480 and $78,247, respectively. Amortization of debt and original issue discounts was $799,354 and $629,759 for the years ended December 31, 2022 and 2021, respectively.

(b)	On July 5, 2022, the Company entered into a 11% OID Senior Secured Promissory Note with GS Capital Partners LLC (the “GS Capital”) in the amount of $144,000 (includes $14,000 of Original Issue Discount). The GS Capital has a maturity of twelve months to July 5, 2023. It accrues interest at a rate of 12% per year. The conversion price Subject to the adjustments described herein, the conversion price (the “Conversion Price”) shall be equal to 86% of the lowest trading price of the Company’s Common Stock for the 12 Trading Days immediately preceding the delivery of a notice of conversion. There are certain price protections, which make the conversion option a derivative liability.

NOTE 10: LONG-TERM DEBT RELATED PARTIES

The following is a summary of the current portion - long-term debt - related parties as of December 31, 2021 and 2020:

		December 31, 2022	December 31, 2021
Unsecured advances - CEO	(a)	$-	$2,908,562
Notes payable - Satinder Thiara	(b)	-	32,000
Promissory notes – Kunaal Sikka	(c)	-	265,000
Notes payable – Swarn Singh	(d)	-	195,000
Note payable – Chaudhary – discontinued operations	(e)	-	8,828
Note payable - Director	(g)	400,000	400,000
Advances –officers – discontinued operations	(f)	-	83,073

Long-term debt related parties		400,000	3,892,463
Current portion of long-term debt related parties		(400,000)	(3,800,561)
Current portion of long-term debt related parties – discontinued operations		-	(91,902)
Long-term debt – related parties		$-	$-

(a)	This was an unsecured advance from the CEO originally entered into January 1, 2015. The note bore interest at 15% annually (1.25% monthly) and was due on demand. As of December 31, 2022, the full principal balance was converted into 9,475,657 shares of the Company’s common stock and 45,000 shares of the Company’s Series B Preferred Stock. The accrued interest was forgiven in full and recorded as a gain on the settlement of debt on the consolidated statements of operations and comprehensive loss.

(b)	Notes payable to Satinder Thiara entered into May 25, 2016 ($22,000) which was due December 31, 2021, December 13, 2016 ($10,000) which was due December 31, 2021, and May 1, 2018 ($25,000) which matured December 31, 2019 at interest rate of 15% annually (1.25% monthly). These were unsecured loans. The May 1, 2018 note was in default as of December 31, 2019. As a result the interest rate was changed to 21% annually (1.75% monthly). The May 1, 2018 note that matured December 31, 2019 was converted along with $12,392 in accrued interest into 5,499 shares of common stock on March 5, 2021. As of December 31, 2022, the full principal balance was converted into 156,527 shares of the Company’s common stock. The accrued interest was forgiven in full and recorded as a gain on the settlement of debt on the consolidated statements of operations and comprehensive loss.

(c)	Unsecured promissory note from Kunaal Sikka, the CEO’s son, dated September 13, 2018, in the amount of $15,000, maturing on December 31, 2019, and accrued interest at an annual rate of 12%. The note was in default as of December 31, 2019 through June 25, 2021 when the note was extended until December 31, 2022. As a result the interest rate was changed to 18% annually (1.50% monthly) through June 25, 2021 and then changed to 6% annually.

Unsecured promissory note from Kunaal Sikka, the CEO’s son, dated December 15, 2021, in the amount of $250,000, maturing on December 31, 2022, and accruing interest at an annual rate of 15%. As of December 31, 2022, the full principal balance was converted into 803,600 shares of the Company’s common stock. The accrued interest was forgiven in full and recorded as a gain on the settlement of debt on the consolidated statements of operations and comprehensive loss.

(d)	Note payable to Swarn Singh, father-in-law of the CEO, entered into January 3, 2017 ($25,000) and February 1, 2017 ($20,000) at interest rate of 15% annually (1.25% monthly). These were unsecured notes. Both notes were due December 31, 2019. The notes were in default as of December 31, 2019. As a result the interest rate was changed to 21% annually (1.75% monthly).

Unsecured promissory note to Swarn Singh, father-in-law of the CEO, dated December 15, 2021, in the amount of $150,000, maturing on December 31, 2022, and accruing interest at an annual rate of 15%. As of December 31, 2022, the full principal balance was converted into 953,839 shares of the Company’s common stock. The accrued interest was forgiven in full and recorded as a gain on the settlement of debt on the consolidated statements of operations and comprehensive loss.

(e)	Note payable to Sushil Chaudhary dated April 27, 2020 in the amount of 1,100,000 INR (approximately $14,500 US$) due on demand at 13% per annum. This amount was offset by an amount due from the company that Sushil Chaudhary owns in the amount of $8,860.

(f)	Note payable to officer dated June 18, 2020 in the amount of 7,650,000 INR (approximately $100,000 US$) interest free and due on demand with a balance of $0 as of December 31, 2022.

(g)	Note payable to a director dated June 15, 2021 that matured December 12, 2021 in the amount of $400,000. The note does not bear interest however the director received two tranches of 18,750 shares each for lending this amount. The Company and the director extended the maturity date of this note to June 14, 2022. As of December 31, 2022, the note has not been repaid. The director and the Company are negotiating revised terms. As a result of the failure to repay the note by the maturity date, the note is in default.

(h)	Note payable with a company owned by the CEO dated April 2, 2022 in the amount of $17,786 at 8% interest per annum, due on demand.

Interest expense on these notes for the years ended December 31, 2022 and 2021 are $557,227 and $455,824, respectively. The Company recorded $1,747,704 on the gain on settlement of debt related to the forgiveness of accrued interest on the related party loans.

NOTE 11: LONG-TERM DEBT

The following is a summary of the long-term debt as of December 31, 2022 and 2021:

		December 31, 2022	December 31, 2021
Other debt – in default	(a)	$-	$6,000
Auto loan – ICICI Bank	(d)	-	11,062
Baxter Credit Union	(e)	100,305	99,975
UGECL	(f)	-	49,776
Diagonal Lending ( FKA Sixth Street Lending), net of discounts of $13,930	(b)	116,086	-
Loan Builder	(g)	92,059	22,321
Loan Builder #2	(g)	50,559	-
Loan Builder #3	(k)	155,053
Satin	(c)	-	55,890
Union Bank	(h)	-	-
Individual	(i)	25,000	-
Kabbage Loan	(j)	101,271
Forward Finance	(l)	31,042
Celtic	(m)	80,511
SBA - Rohuma		-	10,000
Total		$751,886	$255,024
Current portion		(751,886)	(148,134)
Current portion – discontinued operations		-	(70,838)
Long-term debt, net of current portion		$-	$36,052

(a)	Note payable to an individual for $7,500, issued in May 2018 as consideration for services, due in June 2018, and bearing no interest. During the year ended December 31, 2018, the Company made a payment of $1,500 against the note and the Company has withheld payment of the remaining amount pending receipt of amounts due from the service provider. The amount was settled in 2022.

(b)	On February 11, 2022, the Company entered into a $115,640 promissory note with Sixth Street Lending LLC. The promissory note contains an original issue discount of $12,390. Interest on the promissory note is eleven percent per annum (11%) and the promissory note matures February 11, 2023. The interest rate increases to 22% if an event of default occurs. The Company is to make mandatory monthly payments of $12,836 per month in ten installments beginning March 30, 2022. Should an event of default occur, the holder of the promissory note will have the right to convert any portion of the outstanding principal and interest at the lowest price on the preceding trading day. The Company has reserved 180,688 shares of common stock with the transfer agent to account for any potential conversions.

(c)	Unsecured amount due from a customer.

(d)	Loan payable with ICICI Bank, secured by the vehicle the loan was taken for. Payments are monthly at $752, through maturity in May 2023. The entire amount is included in current maturities.

(e)	Revolving loan in the amount of $100,000 at 4% interest per annum due December 30, 2020. The loan was renegotiated for a balance of $99,975 with similar terms at 4% interest per annum and is guaranteed by the CEO of the Company.

(f)	COVID line of credit from UGECL up to 4,000,000 INR in India, term of 48 months, interest only at 7.5% annual rate for first 12 months, then 36 equal instalments through maturity. Current (2022) $16,890; long-term (2023) $22,587.

(g)

In January 2022, the Company borrowed $125,000 unsecured loan due in 52 weekly payments of $2,805 inclusive of interest at approximately 10%. A portion of these proceeds were used to pay off the prior advance from Loanbuilder from 2021.

In February 2022 the Company’s subsidiary Rohuma, borrowed $75,000 from Loanbuilder, to be repaid in 52 weekly installments of $1,683.

In July 2022 the Company’s subsidiary Rohuma borrowed $109,500 from Loanbuilder, to be repaid in 52 weekly installments of $2,458.

As of December 31, 2022, these loans are in default.

(h)	Borrowed $50,000 with repayment commencing March 2024 through maturity in February 2027.

(i)

In May 2022, the Company borrowed $25,000 from an individual with interest at 12% per annum. The loan matures December 31, 2023.

In February 2022 the Company’s subsidiary Rohuma, borrowed $75,000 from Loanbuilder, to be repaid in 52 weekly installments of $1,683.

(j)	In August 2022, the Company borrowed $121,404 through an unsecured loan due in 18 monthly payments of $7,164 inclusive of interest at approximately 8.49%..

(k)	In July 2022 the Company borrowed $100,000 from Loanbuilder, to be repaid in 52 weekly installments of $2,244. As of December 31, 2022, this loan is in default.

(l)	In August 2022, the Company borrowed $25,000 unsecured loan due in weekly payments of $1,427 inclusive of interest at approximately 10%. As of December 31, 2022, this loan is in default.

(m)	In July 2022 the Company entered into a financing and security agreement with Celtic Bank Corporation where Celtic is offering the Company a revolving line of credit for the Company to draw funds. As of December 31, 2022, the Company has drawn $75,000 and repaid $5,321. The Company has offered up its assets as collateral. As of December 31, 2022, this loan is in default.

As of December 31, 2022, $409,225 of the above loans were in default and therefore classified as current liabilities on the consolidated balance sheet.

Interest expense on these notes for years ended December 31, 2022 and 2021 are $67,312 and $8,058, respectively.

NOTE 12: CURRENT PORTION - CONVERTIBLE DEBT – RELATED AND UNRELATED PARTIES

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

Interest expense on these notes for the years ended December 31, 2022 and 2021 was $0 and $7,495, respectively.

NOTE 13: STOCKHOLDERS’ DEFICIT

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

On September 22, 2021, the CEO converted all 50,000 shares of Series A Convertible Preferred Stock at the conversion price of $7.2472 per share into 6,899 common shares. As a result, as of December 31, 2022 and 2021, there are no Series A Convertible Preferred shares issued and outstanding.

Series B Convertible Preferred Stock

As of December 31, 2022, 220,135 shares of Series B Preferred Stock are outstanding.

Each outstanding share of Series B Convertible Preferred Stock is convertible into the 100 shares of the Company’s common stock at any time commencing after the issuance date. Series B Convertible Stock has no voting rights. Upon any liquidation, dissolution, or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), the Series B Holders shall be entitled to receive out of the assets of the Corporation, whether capital or surplus, the same amount that a holder of Common Stock would receive if the Series B Preferred were fully converted. Except for stock dividends or distributions for, Series B Holders are entitled to receive, and the Company shall pay, dividends on shares of Series B Preferred equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as, and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on shares of Series B Preferred.

On December 30, 2022, the Company exchanged outstanding debt securities of the Company with unpaid principal and interest in the amount of $5,786,474 for 13,002,729 shares of its common stock and 220,135 shares of its Series B Preferred stock.

Common Stock

As of December 31, 2022, the Company has 18,103,039 shares issued and outstanding.

During the year ended December 31, 2022, there was 3,000 shares offered as commitment shares as additional consideration for the purchase of a convertible note.

On December 30, 2022, the Company exchanged outstanding debt securities of the Company with unpaid principal and interest in the amount of $5,786,474 for 13,002,729 shares of its common stock and 220,135 shares of its Series B Preferred stock.

Between October 1, 2022 and December 31, 2022, 394,219 options were exercised into 394,219 shares of the Company’s common stock for no consideration. Upon issuance, the remaining $50,004 of stock-based compensation was expensed.

On December 1, 2022, the Company issued 168,750 shares of its common stock in exchange for vested restricted stock awards valued at $393,703.

During the three months ended December 31, 2022, the Company issued 48,803 shares of its common stock in exchange for warrants for no consideration.

During the three months ended June 30, 2022, there was a fractional adjustment of 1,370 shares, 179,506 shares issued in the exercise of warrants for $143 (which is included in subscription receivable as the cash was received in July 2022), and 133,024 shares issued for the second tranche of shares for the Rohuma purchase valued at $851,353 which was included in contingent consideration.

During the three months ended March 31, 2022, the Company did not issue any shares; however 1,370 shares were added as a fractional adjustment when the reverse stock split occurred.

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

Common Stock Warrants

The following schedule summarizes the changes in the Company’s common stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2020	166,159	$0.008	3.87 years	$2,125,506	$0.008

Warrants granted	380,323	$0.008-16.00	-	-	$-
Warrants exercised	(56,400)	$-	-	-	$-
Warrants expired/cancelled	(52,391)	$-	-	-	$-

Balance at December 31, 2021	437,691	$0.008-16.00	2.69 years	$1,185,798	$5.36

Warrants granted	-	$-	-	-	$-
Warrants exercised/exchanged	(179,506)	$-	-	-	$-
Warrants expired/cancelled	(136,638)	$-	-	-	$-

Balance at December 31, 2022	121,547	$0.008-16.00	1.37 years	$273	$8.31

Exercisable at December 31, 2022	95,906	$0.008-16.00	1.44 years	$178	$10.53

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for warrants granted during the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Expected term	-	3 years
Expected volatility	-%	164-269%
Expected dividend yield	-	-
Risk-free interest rate	-%	2.00%

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

On February 17, 2021, the Company entered into a Share Exchange Agreement with Mimo Technologies Private Ltd., and Indian corporation (“Mimo”) and its shareholders, whereby the Mimo shareholders agreed to exchange all of their respective shares in Mimo in exchange for warrants to purchase 170,942 shares of the Company’s common stock. Of these warrants, 102,565 were earned at the date of acquisition, with the remaining 68,377 expected to be earned over the next two years from grant based on revenue goals for Mimo. The warrants have a term of three years and an exercise price of $0.008 and value in the amount of $1,640,447, of which $984,268 is reflected in additional paid in capital, with the remaining $656,179 reflected as contingent consideration. The Company is made its final determination on the revenue targets to ascertain that the second tranche of warrants should be vested. In addition to the issuance of the warrants, TRAQ Pvt Ltd, wrote off $258,736 in amounts due from a note receivable, $123,778 in accounts receivable and $40,354 in a debenture from Mimo. In addition, a cash payment was made to one of the minority shareholders of Mimo in the amount of $22,338. The Company acquired over 99% of Mimo with the remaining percentage of less than 1% reflected as a non-controlling interest.

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

In December 2022, there were 134,952 warrants exercised for $0. In addition, in December 2022, there was 124,138 warrants previously granted to a consultant that were cancelled.

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

In the year ended December 31, 2022, 394,065 stock options were exercised into 394,065 shares of the Company’s common stock, and 97,185 stock options were forfeited. As of December 31, 2022, there were no outstanding options.

In the years ended December 31, 2022 and 2021, the Company recognized $107,555 and $412,447, respectively, in stock-based compensation.

The following represents a summary of options:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	491,250	$0.0416	491,250	$0.0416

Granted	-	-	-	-
Exercised	(394,065)	-	-	-
Forfeited	(97,185)	0.01	-	-
Expired	-	-	-	-
Ending balance	-	$-	491,250	$0.0416
Intrinsic value of options	$-		$2,533,975

Weighted Average Remaining Contractual Life (Years)	-	-	8.81	-

NOTE 14: OPERATING LEASE

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

As of December 31, 2021, the value of the unamortized lease right of use asset is $112,076. As of December 31, 2021, the Company’s lease liability was $122,901. This lease was held by TSP, and as such, was deconsolidated on December 31, 2022.

For the years ended December 31, 2022 and 2021 the Company recorded rent expense on this lease of $40,794 and $44,810, $2,134 and $2,184 were from continuing operations, respectfully, and $46,944 and $38,610 were included in discontinued operations, respectfully, on the statements of operations and comprehensive loss.

NOTE 15: DERIVATIVE LIABILITIES

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

On September 17, 2021, the Company entered into a 20% OID Senior Secured Promissory Note with Evergreen Capital Management LLC (the “Evergreen 1”) in the amount of $720,000 (includes $120,000 of Original Issue Discount). The Evergreen 1 had a maturity of nine months to June 17, 2022. The Evergreen 1 accrued interest at a rate of 10% per year. The conversion price of Evergreen 1 was the lower of (a) $11.60 (“Fixed Conversion Price”) or (b) upon the occurrence and during the continuation of any Event of Default, if lower, 90% of the average of the two lowest VWAPs for the five (5) consecutive Trading Day that is immediately prior to the applicable Conversion Date (the “Default Conversion Price”). There were certain price protections for Evergreen Capital Management LLC under the terms of Evergreen 1, which made the conversion option a derivative liability. The Company granted 62,069 warrants that had a term of five-years and an exercise price of $11.60 per share with Evergreen 1. The warrants granted with Evergreen 1 also contained certain price protections, that made the value of the warrants a derivative liability. This note was converted, and the warrants were cancelled, in 2022.

On October 8, 2021, the Company entered into a 20% OID Senior Secured Promissory Note in the amount of $480,000 (includes $80,000 of Original Issue Discount) with Evergreen Capital Management LLC (the “Evergreen 2”). The Evergreen 2 had a maturity of nine months to July 8, 2022. The Evergreen 2 accrued interest at a rate of 10% per year. The conversion price of Evergreen 2 was the lower of (a) $11.60 (“Fixed Conversion Price”) or (b) upon the occurrence and during the continuation of any Event of Default, if lower, 90% of the average of the two lowest VWAPs for the five (5) consecutive Trading Day that is immediately prior to the applicable Conversion Date (the “Default Conversion Price”). There were certain price protections for Evergreen Capital Management LLC under the terms of Evergreen 2, which made the conversion option a derivative liability. The Company granted 41,379 warrants that had a term of five-years and an exercise price of $11.60 per share with Evergreen 2. The warrants granted with Evergreen 2 also contained certain price protections, that made the value of the warrants a derivative liability. This note was converted, and the warrants were cancelled, in 2022.

On October 15, 2021, the Company entered into a 20% OID Senior Secured Promissory Note in the amount of $240,000 (includes $40,000 of Original Issue Discount) with Evergreen Capital Management LLC (the “Evergreen 3”). The Evergreen 3 had a maturity of nine months to July 15, 2022. The Evergreen 3 accrued interest at a rate of 10% per year. The conversion price of Evergreen 3 was the lower of (a) $11.60 (“Fixed Conversion Price”) or (b) upon the occurrence and during the continuation of any Event of Default, if lower, 90% of the average of the two lowest VWAPs for the five (5) consecutive Trading Day that is immediately prior to the applicable Conversion Date (the “Default Conversion Price”). There were certain price protections for Evergreen Capital Management LLC under the terms of Evergreen 3, which made the conversion option a derivative liability. The Company granted 20,690 warrants that had a term of five-years and an exercise price of $11.60 per share with Evergreen 3. The warrants granted with Evergreen 3 also contained certain price protections, that made the value of the warrants a derivative liability. This note was converted, and the warrants were cancelled, in 2022.

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

On October 21, 2022, the Company entered into a 20% OID Senior Secured Promissory Note with Evergreen Capital Management, LLC (“Evergreen 4”) in the amount of $48,000 (includes $8,000 of Original Issue Discount). Evergreen 4 has a maturity of twelve months to July 21, 2023. It accrues interest at a rate of 10% per year. The conversion price Subject to the adjustments described herein, the conversion price (the “Conversion Price”) shall be equal 75% of the price per share at which the common stock of the Company is sold to the public in a qualified offering. There are certain price protections, which make the conversion option a derivative liability.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used in December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021

Expected term	1 year	1 year
Expected volatility	187 - 335%	164 - 269%
Expected dividend yield	-	-
Risk-free interest rate	1.65 – 4.73%	0.15%

The Company’s derivative liabilities are as follows:

	December 31, 2022	December 31, 2021
Fair value of the Platinum Point warrants (25,000 warrants)	$-	$90,000
Fair value of the Evergreen 1 conversion option	-	223,448
Fair value of the Evergreen 1 warrants (62,069 warrants)	-	307,862
Fair value of the Evergreen 2 conversion option	-	148,965
Fair value of the Evergreen 2 warrants (41,379 warrants)	-	205,241
Fair value of the Evergreen 3 conversion option	-	74,483
Fair value of the Evergreen 3 warrants (20,690 warrants)	-	102,621
Fair value of the Evergreen 4 conversion option	58,917	-
Fair value of the GS Capital conversion option	157,676	-
	$216,593	$1,152,620

On December 30, 2022, Evergreen notes 1 through 3 were converted into shares of the Company common stock and Series b Preferred Stock, resulting in the extinguishment of the derivative liability due to conversion. See Note 9.

Activity related to the derivative liabilities for the year ended December 31, 2022 is as follows:

Beginning balance as of December 31, 2021	$1,152,620
Issuances of warrants/conversion option – derivative liabilities	209,866
Extinguishment of derivative liability upon conversion/repayment of convertible notes and cancellation of warrants	(1,748,682)
Change in fair value of warrants/conversion option - derivative liabilities	602,789
Ending balance as of December 31, 2022	$216,593

nOTE 16: CONCENTRATIONS

During both the years ended December 31, 2022 and 2021, the Company had two major customers comprising 50% of revenues. A major customer is defined as a customer that represents 10% or greater of total revenues. There was 93% of accounts receivable representing five customers as of both December 31, 2022 and 2021, respectively.

The Company does not believe that the risk associated with these customers or vendors will have an adverse effect on the business.

nOTE 17: CONTINGENCY

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

nOTE 18: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies in respect of TRAQ Pvt Ltd;

(i)	TRAQ Pvt Ltd had applied for compounding of the TDS liability for the assessment year 2014-2015 and 2015-2016 in accordance with Indian Income Tax Laws. However, no amount payable for tax and penalty was confirmed by the Income Tax Department.

(ii)	TRAQ Pvt Ltd has outstanding Gratuity for $9,462 as of December 31, 2021, towards ex-employees of TRAQ Pvt Ltd; therefore, TRAQ Pvt Ltd is liable for penalty under The Gratuity Act under the Indian Laws and other relevant laws. Since the amount of penalty for default in payment of gratuity is not ascertainable, therefore it is not provided for in the Consolidated Financial Statements.

(iii)	TRAQ Pvt Ltd has delayed in complying with provisions related to Foreign Direct Investment and Transfer of Shares to Non-resident as per the Master Circulars and notification issued by Reserve Bank of India, therefore, is liable for imposition of penalty. Since the amount of the penalty for the same is not ascertainable, no effect was given in the Consolidated Financial Statements.

(iv)	Prior to its acquisition in May 2019, TRAQ Pvt Ltd, had provided a guarantee in favor of State Bank of India for $165,813 on March 22, 2014, for Mira Green Tech Private Limited. The State Bank of India is in process of satisfying whether there is any obligation due by TRAQ Pvt Ltd at this time.

(v)	TRAQ Pvt Ltd has a contingent liability of $246,398 towards the income tax department for Assessment year 2018-19, However an appeal is already filed against such demand in the income tax department and the proceeding is still pending; Accordingly, there may be a contingent liability in respect of Income Tax of such demand amount, interest, and penalty which is not quantifiable at present, hence not provided in the Consolidated Financial Statements.

The Traq Pvt Ltd has defaulted in making the payment towards statutory liability with respect to the Provident fund and TDS, The total outstanding amount as on December 31, 2022 is Approximately $36,268 and $12,653, respectively, which is pertaining to financial year 2019-2020 to 2022-2023 However no amount for penalty and interest damages has been confirmed by the respective departments.

Commitments and contingencies in respect of Mimo Technologies Pvt Ltd;

(i)	During the year, Mimo Technologies Pvt. Ltd. has received funds from TraQiQ Inc, a US company amounting to approximately $611,128 which is outstanding as at September 30, 2022, RBI regulates the foreign funds and based on the purpose of the transactions, compliances as per the RBI regulation needs to be complied with, Mimo was delayed in their reporting with the Master Circulars and received notification by the Reserve Bank of India, and therefore, is liable for the imposition of penalties. Since the amount of the penalty for the same is not ascertainable, no effect was given in the Consolidated Financial Statements.

(ii)	Mimo Technologies Pvt Ltd has delayed in complying with provisions related to Foreign Direct Investment and Transfer of Shares to Non-resident as per the Master Circulars and notification issued by Reserve Bank of India, and therefore, is liable for imposition of penalty. Since the amount of the penalty is not ascertainable, no effect was given in the Consolidated Financial Statements.

(iii)	The Mimo Technologies Pvt Ltd has defaulted in making the payment towards statutory liability with respect to the Provident fund and TDS , The total outstanding amount as of December 31, 2022 was approximately $13,636 & $40,675, respectively, which is pertaining to financial year 2019-2020 to 2022-2023 However no amount for penalty and interest damages has been confirmed by the respective departments.

NOTE 19: PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2022 and 2021 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to the valuation allowance to fully reserve net deferred tax assets.

All United States based entities:

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2022 and 2021:

	2022	2021
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	(3.68)%	7.50%
Temporary differences	(4.00)%	8.92%
Permanent differences	(2.23)%	(5.24)%
Change in valuation allowance	(11.09)%	(32.18)%
Totals	0.00%	0.00%

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

	As of	As of
	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating losses before non-deductible items	$3,449,673	$1,949,739
Stock-based compensation	376,733	683,299
Other	3,923	-
Depreciation	(65,064)	-
Total deferred tax assets	3,765,265	2,633,038
Less: Valuation allowance	(3,765,265)	(2,633,038)

Net deferred tax assets	$-	$-

As of December 31, 2022, the Company has a net operating loss carry forward of $15,504,989 expiring through 2037. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code. The valuation allowance was increased by $1,132,227 in 2022.

The Company classifies income tax penalties and interest, if any, as part of other general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. The Company did not expense any penalties or interest during the years ended December 31, 2022 or 2021 and did not accrue any penalties or interest as of December 31, 2022 or 2021.

India based entity:

Significant components of deferred tax liabilities as of December 31, 2022 and 2021:

	As of December 31, 2022	As of December 31, 2021
Deferred Tax Assets:
Difference between book and tax base of fixed assets	$-	$32,370
Provision for gratuity	-	26,286
Provision for leave encashment	-	10,429
Operating lease	-	47,026
NOL carryforward (based on last tax return filed per Indian Income Tax laws)	-	-
Timing difference on TDS under 40a(ia)	-	-
MAT credit	-	-
Deferred Tax Assets	-	116,111

Net Deferred Tax Assets	-	116,111
Less: Valuation allowance	-	(-)
Net Deferred Tax Asset	$-	$116,111

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases.

On December 30, 2022, the Company entered into an assignment of stock agreement for all of the India based entities. Accordingly, the deferred tax assets were included in the transfer and no longer included in the consolidated financial statements.

nOTE 20: SUBSEQUENT EVENTS

Acquisition of Assets

On January 5, 2023, TraQiQ, Inc., a California corporation (the “Company”), consummated the transactions contemplated by the Asset Purchase Agreement dated as of December 30, 2022 (the “Purchase Agreement”) among Renovare Environmental, Inc. (“REI”) and BioHiTech America, LLC (“BHT” and, together with REI, the “ Renovare Sellers” or “Sellers”) and the Company, pursuant to which the Sellers sold and assigned to the Company, and the Company purchased and assumed from the Renovare Sellers, (a) certain assets related to the business of (i) offering aerobic digestion technology solutions for the disposal of food waste at the point of generation and (ii) data analytics with respect to food waste (collectively, the “Digester Business”) and (b) certain specified liabilities of the Sellers, including, but not limited to, indebtedness in an amount equal to $3,017,089 (the “Michaelson Debt”) owed to Michaelson Capital Special Finance Fund II, L.P. (“Michaelson”).

In exchange for the assets of the Digester Business, the Company (a) paid the Renovare Sellers an amount equal to $150,000 (the “Cash Consideration”) and (b) issued to REI (i) 1,250,000 shares of the Company’s Series B Preferred Stock, par value $0.0001 (the “Series B Preferred Stock”), and (ii) 15,686,926 shares of the Company’s common stock, par value $0.0001 (the “Common Stock”), a portion of which is being held in escrow. The Purchase Agreement contained standard representations and warranties by the Company and the Renovare Sellers which, except for fundamental representations, remain in effect for twelve months following the closing date. 1,568,693 shares of the Common Stock portion of the closing consideration were placed into escrow, the release of which is contingent upon a mutual agreement of the parties or January 4, 2024 or if a claim is pending, a final non -appealable order of any court of competent jurisdiction.

Additional agreements ancillary to the asset acquisition were also executed, including but not limited to a bill of sale, assignment and assumption agreement, an escrow agreement and a domain name assignment agreement.

The Renovare Sellers also agreed that, for a period of five years from closing date, the Sellers would not engage in a business that competes with the Digester Business.

OID Promissory Notes

To facilitate the Company’s payment of the Cash Consideration, on January 4, 2023, the Company borrowed the full amount of the Cash Consideration from an accredited investor in exchange for a 20% OID Senior Secured Promissory Note dated January 4, 2023 in the original principal amount of $180,000 (the “OID Note”). The OID Note matures on January 4, 2024, bears interest at the rate of ten percent (10%) per annum and has no prepayment penalty. In the event of a default by the Company under the OID Note, the outstanding principal and interest will be convertible by the holder into Common Stock at a conversion price equal to the lower of (i) $.015 per share and (ii) an amount equal to 90% of the average of the two lowest volume weighted average prices of the Common Stock for the five consecutive trading days prior to the conversion date.

On January 5, 2023, the Company entered into a 11% OID Senior Secured Promissory Note with Evergreen in the amount of $480,000 (includes $80,000 of Original Issue Discount). The note has a maturity of twelve months and accrues interest at a rate of 10% per year. The conversion price is equal to the lesser of $0.015 or 90% of average of the two lowest VWAPs for the five consecutive trading days ending on the trading day that is immediately preceding the delivery of a notice of conversion. In accordance with the terms of this note, the Company issued 150,000 shares of common stock as a commitment fee.

Assumption Agreement

In connection with the Company’s assumption of the Michaelson Debt, pursuant to the Purchase Agreement, Michaelson, the Company, the Renovare Sellers, BHT Financial, LLC (“BHTF”), BioHiTech Europe, PLC (“BHTE”), E.N.A. Renewables (“ENA”) and New Windsor Resource Recovery (together with the Sellers, BHTF, BHTE and ENA, the “Renovare Companies”) entered into an Assumption Agreement (the “Assumption Agreement”), pursuant to which the Company assumed all of the obligations and liabilities with respect to the Michaelson Debt.

Secured Term Note

In connection with the transactions contemplated by the Purchase Agreement and the Assumption Agreement, on January 5, 2023, the Company issued to Michaelson an Amended and Restated Senior Secured Term Note (the “Michaelson Note”) in the principal amount equal to the Michaelson Debt. The Michaelson Note is payable in five principal installments, with the first four installments each in the principal amount of $250,000 payable on each of January 31, 2023, March 31, 2023, June 30, 2023 and September 30, 2023 and with the last installment in the total remaining principal balance payable on December 31, 2023. The Michaelson Note bears interest at the rate of twelve percent (12%) per annum that is payable monthly.

Security Agreement

In connection with the transactions contemplated by the Purchase Agreement, the Assumption Agreement and the Michaelson Note, the Company entered into a Security Agreement with Michaelson, pursuant to which the Company granted to Michaelson a security interest and lien upon all of the Company’s personal property, tangible or intangible, and whether then owned or thereafter acquired, or in which the Company has or at any time obtains any right, title or interest, in each case to collateralize the Company’s obligations under the Michaelson Note and the Assumption Agreement.

