Form 10-Q
period 2023-03-31
TRAQIQ, INC.
filed 2023-05-18
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of May 17, 2023, was 33,939,965.

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

3

Item 1. Financial Statements

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2023 (UNAUDITED) AND DECEMBER 31, 2022

IN USD

	March 31,	December 31,
	2023	2022

ASSETS

Current Assets:
Cash	$139,573	$1,312
Accounts receivable, net	65,869	-
Prepaid expenses and other current assets	11,025	65,148
Inventory	359,845	-
Total Current Assets	576,312	66,460

Fixed assets, net	1,156	-
Intangible assets, net	10,446,668	-
Goodwill	7,292,885	-
Total Non-current Assets	17,740,709	-

TOTAL ASSETS	$18,317,021	$66,460

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$932,348	$226,178
Contract liabilities	311,544	-
Accrued payroll and related taxes	118,750	24,221
Derivative liability	112,333,348	216,593
Current portion - long-term debt - related parties	-	400,000
Notes payable	3,607,480	751,886
Convertible notes payable, net of discounts	162,094	63,781
Total Current Liabilities	117,465,564	1,682,659

Total Liabilities	117,465,564	1,682,659

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock, par value $0.01, 10,000,000 shares authorized:
Preferred stock, par value, $0.0001, Series A Convertible Preferred, 0 shares issued and outstanding	-	-
Preferred stock, par value, $0.0001, Series B Convertible Preferred, 1,470,135 and 220,135 shares issued and outstanding, respectively	147	22
Common stock, par value, $0.0001, 300,000,000 shares authorized, 33,939,965 and 18,103,039 issued and outstanding, respectively	3,394	1,810
Additional paid in capital	30,234,923	15,904,755
Accumulated deficit	(129,387,007)	(17,522,786)
Accumulated other comprehensive income	-	-

Total Stockholders’ Deficit	(99,148,543)	(1,616,199)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,317,021	$66,460

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

IN USD

	Three Months Ended
	March 31,
	2023	2022

REVENUE	$65,040	$522
COST OF REVENUES	37,216	11,416
GROSS PROFIT	27,824	(10,894)

OPERATING EXPENSES
Salaries and salary related costs	170,530	100,016
Professional fees	31,951	88,051
Rent expense	473	610
Depreciation and amortization expense	409,788	-
General and administrative expenses	112,242	27,309

Total Operating Expenses	724,984	215,986

OPERATING LOSS	(697,160)	(226,880)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	(16,828,293)	-
Derivative expense	(94,183,461)	-
Interest expense, net of interest income	(156,562)	(464,180)
Other income	1,255	-
Total other expense	(111,167,061)	(464,180)

NET LOSS FROM CONTINUING OPERATIONS, BEFORE PROVISION FOR INCOME TAXES	(111,864,221)	(691,060)
Provision for income taxes – continuing operations	-	-
NET LOSS FROM CONTINUING OPERATIONS	(111,864,221)	(691,060)

NET LOSS FROM DISCONTINUED OPERATIONS, BEFORE PROVISION FOR INCOME TAXES	-	(6,861,234)
Provision for income taxes – discontinued operations	-	5,679
NET LOSS FORM DISCONTINUED OPERATIONS	-	(6,866,913)

NET LOSS	(111,864,221)	(7,557,973)
NET INCOME ATTRIBUTABLE TO PRIOR NON-CONTROLLING INTEREST	-	1,305
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(111,864,221)	$(7,559,278)

Other comprehensive loss
Foreign currency translations adjustment	-	103,298
Comprehensive loss	$(111,864,221)	$(7,455,980)

Basic and diluted loss from continuing operations per share	$(3.38)	$(0.17)
Basic and diluted loss from discontinued operations per share	$-	$(1.65)
Basic and diluted net loss per share	$(3.38)	$(1.81)

Weighted average common shares outstanding - basic and diluted	33,060,136	4,173,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

IN USD

							Additional		Accumulated
	Series A Preferred		Series B Preferred		Common Stock		Paid-In Capital -	Accumulated	Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Common	Deficit	Income (Loss)	Interest	Total

Balance – January 1, 2022	-	$-	-	$-	4,171,638	$417	$6,508,931	$(8,953,768)	$30,605	$(4,488)	$(2,418,303)

Fractional share adjustment	-	-	-	-	1,370	-	-	-	-	-	-

Stock-based compensation on granting of options	-	-	-	-	-	-	18,223	-	-	-	18,223

Stock-based compensation for restricted stock grants (shares not issued)	-	-	-	-	-	-	33,208	-	-	-	33,208

Warrants earned for acquisition of Mimo	-	-	-	-	-	-	410,112	-	-	-	410,112

Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	-	(917,348)	103,298	(1,305)	(815,355)

Balance – March 31, 2022	-	-	-	-	4,173,008	417	6,970,474	(9,871,116)	133,903	(5,793)	(2,772,115)

Balance – January 1, 2023	-	-	220,135	22	18,103,039	1,810	15,904,755	(17,522,786)	-	-	(1,616,199)

Shares issued to settle debt	-	-	-	-	150,000	15	1,740	-	-	-	1,755

Shares issued as consideration for the acquisition of Recoup	-	-	1,250,000	125	15,686,926	1,569	14,278,880	-	-	-	14,280,574

Share-based compensation for restricted stock grants (shares not issued)	-	-	-	-	-	-	49,548	-	-	-	49,548

Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	(111,864,221)	-	-	(111,864,221)

Balance – March 31, 2023	-	$-	1,470,135	$147	33,939,965	$3,394	$30,234,923	$(129,387,007)	$-	$-	$(99,148,543)

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

IN USD

	Three Months Ended March 31,
	2023	2022
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(111,864,221)	$(917,348)
Adjustments to reconcile net loss to net cash (used in) operating activities
Change in non-controlling interest	-	(1,305)
Bank service charges capitalized to defaulted debt principal	4,073	-
Bad debt expense	52,110	-
Forgiveness of debt	-	(15,401)
Depreciation and amortization	250,994	24,914
Lease cost, net of repayment	-	1,807
Foreign currency (gain) loss	-	(11,092)
Stock-based compensation	49,548	51,431
Change in fair value of derivative liability and derivative expense	111,011,754	(8,190)
Fees paid in debt financing	-	3,250
Amortization of discounts and convertible options on debt	158,794	292,777
Gain on sale of assets	-	(8)
Changes in assets and liabilities
Accounts receivable	(117,979)	45,052
Prepaid expenses and other current assets	54,123	21,712
Inventory	19,873
Accounts payable, accrued expenses and deferred taxes	93,957	84,422
Accrued payroll and payroll taxes	94,529	6,557
Accrued duties and taxes	-	22,034
Total adjustments	111,671,776	517,960
Net cash (used in) operating activities	(192,445)	(399,388)

CASH FLOWS FROM INVESTING ACTIVITES
Cash received in acquisition of Recoup	(150,000)	-
Acquisition of fixed assets	-	(25,574)
Net cash (used in) provided by investing activities	(150,000)	(25,574)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in cash overdraft	-	48,400
Proceeds from convertible notes	705,000	-
Repayments of convertible notes	(60,480)	-
Proceeds from long-term debt - related parties	-	205,836
Repayment of long-term debt - related parties	-	(63,973)
Proceeds from notes payable	-	344,652
Repayments of note payable	(163,814)	(58,615)
Net cash provided by financing activities	480,706	476,300

NET INCREASE IN CASH AND RESTRICTED CASH	138,261	51,338

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	1,312	170,528

CASH AND RESTRICTED CASH - END OF PERIOD	$139,573	$221,866

CASH PAID DURING THE PERIOD FOR:
Interest expense	$986	$7,991
Income taxes	$-	$5,679

SUMMARY OF NON-CASH ACTIVITIES:
Right of use asset for lease liability	-	331,154
Original issue discount recognized on new convertible notes	221,000	-
Shares issued for debt settlement	1,755	-
Acquisition of Recoup:
Inventory	$379,718	$-
Fixed assets	1,196	-
Intangible assets	10,697,622	-

Accounts payable and accrued expenses	(612,213)	-
Customer deposits	(311,544)	-
Current portion - long-term debt	(3,017,090)	-
Total net assets acquired	7,137,689	-

Consideration paid in cash	(150,000)
Consideration per Share Exchange Agreement	(14,280,574)	-
Total Consideration	(14,280,574)	-
Goodwill	$(7,292,885)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAQIQ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN USD)

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

On January 5, 2023, the Company consummated the transactions contemplated by the Asset Purchase Agreement dated as of December 30, 2022 (the “Purchase Agreement”) among Renovare Environmental, Inc. (“REI”) and BioHiTech America, LLC (“BHT” and, together with REI, the “Renovare Sellers”) and us, pursuant to which the Renovare Sellers sold and assigned to us, and we purchased and assumed from the Renovare Sellers, (a) certain assets related to the business of (i) aerobic digestion technology solutions for the disposal of food waste at the point of generation and (ii) data analytics with respect to food waste (collectively, the “Digester Business”) and (b) certain specified liabilities of the Renovare Sellers. The Company intends for the Digester Business to be one of our principal businesses going forward, and the Company intends to supplement our current business through the acquisition of complementary businesses.

Overview of the Company

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

Legacy Business

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

Rohuma dba Kringle.ai was a California based software solutions company that enabled digital and mobile commerce by providing enterprise class applications that cover loyalty and rewards products, payments, online ordering, distribution logistics for retail and more. Kringle analyzed customers’ omni-channel behaviors and transactions. Using AI for digital commerce, Kringle was able to deliver real time, automated 1:1 recommendations and personalized content across all customer touch points.

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

TraQiQ operated the Mimo delivery and task service in India. This service ran on the TraQSuite platform. Mimo had 14,000+ independent contractors across India performing deliveries and fulfilling tasks for the largest corporations in the country. Our team at Mimo used a sophisticated technology platform and a smartphone app to get their tasks completed. This was coupled with a verification and billing system that allowed customers of all sizes to leverage this distribution infrastructure.

Mimo offered a broad set of services. These offerings could be classified into three broad categories:

●	Data collection and client verification (surveys, verification, on-boarding),

●	Cash management & handling services, and

●	Distribution and demand generation (order fulfilment, demand generation, delivery services for e-commerce companies)

Mimo assisted the delivery and pickup segment of the banking and insurance industry by performing verifications, field investigations for loan requests, business verifications and employment verification, and also collected documents, assisted in filling forms for banks, and completed data collection from customers.

Mimo worked with microfinance institutions to collect cash, such as loan payments, convert cash to digital means like debit cards, and conduct data collection and surveys.

For consumer goods companies, Mimo did promotional marketing, Last mile (hyper-local) delivery, merchant onboarding or activation, store audits, and route optimization for delivery. Mimo provided efficient end-to-end transshipment logistics. The framework managed and optimized last-mile delivery & e-commerce logistics across the entire distribution chain with transparency and seamless integration.

During the COVID-19 pandemic, Mimo leveraged video as a platform for verification and document delivery.

There were also data digitization tasks being done by Mimo task workers across the country. In a country like India where there are over 20 languages and multiple dialects, the task workers converted paper documents into electronic form in the same language or translated them into another language.

Mimo provided delivery and task worker solutions across India. Mimo works with Banking, Financial, Logistics and Distribution companies, to take their products and services to semi-urban and rural India. Mimo trained the agents in each Product or Service through an online and classroom training platform. The company powered the gig economy task workers throughout the country and provided a very valuable source of employment for young people who may or may not have a high school diploma.

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

Continuing Operations

Recoup Technologies, Inc.

Recoup Technologies, Inc. provides cutting-edge solutions based on patented technologies, to measure, analyze and manage the waste management process. Recoup’s products divert food waste from landfill, reduce costs, improve operations, and minimize negative environmental impact for organizations across the world. The company offers Products (Digestors) that convert food waste into grey water discharge that is safe to enter sewage systems. The company also provides accurate real-time information to eliminate the uncertainty about where food waste occurs, how much is being wasted and its associated value. A waste tracking process forecasts accurate supply chain and inventory needs, standardizes best practices for production, and improves future planning for the prevention of waste.

TraQiQ Solutions, Inc.

Ci2i was a services company founded in 1998 that developed and deployed intelligent technologies and products in order to meet the demand for sustainable, integrated solutions. Ci2i’s primary focus has been in the analytics and intelligence segments. The Company was investing significantly in building products in the area of supply chain and last mile delivery.

Ci2i’s cloud solutions and analytics services comprised software development, program management, project management, and business analytics services.

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

These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10-K filed with the SEC on March 31, 2023. Interim results of operations for the three months ended March 31, 2023 are not necessarily indicative of future results for the full year.

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

In accordance with ASC 810-10-45, the Company has deconsolidated the subsidiaries of MTP, Rohuma and TSP as a result of the nonreciprocal transfer (spinoff). As a result of the deconsolidation the Company has recognized a loss from discontinued operations of $6,866,913 on the consolidated statements of operations for the three months ending March 31, 2022.

Noncontrolling Interests

In accordance with ASC 810-10-45 Noncontrolling Interests in Consolidated Financial Statements, the Company classifies noncontrolling interests as a component of equity within the consolidated balance sheet. In January 2021, the acquisition of Rohuma resulted in a less than 1% non-controlling interest of the Indian affiliate of that company. In February 2021, the acquisition of Mimo resulted in a less than 1% non-controlling interest of that company. On December 30, 2022, the Company sold its equity interest in Rohuma and Mimo.

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

Foreign Currency Transactions

The Company accounts for foreign currency transactions in accordance with ASC 830, “Foreign Currency Matters” (“ASC 830”), specifically the guidance in subsection ASC 830-20, “Foreign Currency Transactions”. The U.S. dollar is the functional and reporting currency for the Company and its subsidiaries. The functional currency of the deconsolidated subsidiary TRAQ Pvt Ltd. was the Indian Rupee. Pursuant to ASC 830, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting gains or losses upon settlement reported in foreign exchange gain (loss) in the computation of net income (loss). Gains or losses resulting from translation adjustments are reported under accumulated other comprehensive income (loss).

Reclassification

Certain prior period amounts have been reclassified to conform with current period presentation with no effect on the Company’s net loss, total assets, liabilities equity or cash flows.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less of $139,573 and $1,312 as of March 31, 2023 and December 31, 2022, respectively.

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

Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Management has determined that no allowance for returns and doubtful accounts was required for the outstanding accounts receivable as of March 31, 2023 and December 31, 2022, respectively.

Fixed assets, net

Fixed assets are stated at cost. Depreciation on fixed assets are computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.

Intangible assets, net and Long-lived Assets

FASB Codification Topic 360 “Property, Plant and Equipment” (ASC 360), requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of ASC 360 has not materially affected the Company’s reported earnings, financial condition or cash flows.

Intangible assets with definite useful lives are stated at cost less accumulated amortization. Intangible assets represent purchased intangible assets of Recoup. The Company amortizes these intangible assets on a straight-line basis over their estimated useful lives, as stated below:.

Intangible and Long-Lived Asset Categories	Estimated Useful Life
Intellectual property	10 Years
Non compete agreement	5 Years
Tradenames	10 Years
Goodwill	Indefinite

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Management has determined that no impairment of long-lived assets is required for the three months ended March 31, 2023. Management has determined that impairment of long-lived assets is required for the retrospective presentation of the three months ended March 31, 2022 as a result of the discontinued operations. Please see Note 8 – Intangible Assets and Note 9 - Goodwill.

Due to the Company’s acquisition of Recoup and the resulting recognition of goodwill from the acquisition, the Company plans on analyzing goodwill for impairment for each future reporting period.

Inventory

Inventories consist of the company’s waste-management Digester units, Digester unit spare parts, and the biological fuel used for the functioning of the Digester units. Inventories are measured at the lower of weighted average cost or market value. Write-downs and write-offs of inventory are charged to cost of revenues.

Contract Liabilities

Advance payments in the form of customer deposits for goods to be sold, or services to be performed, are recorded by the Company as contract liabilities. Deferred revenue recognized during the company’s revenue recognition process is also recorded as contract liabilities. As a result of the January 5, 2023 acquisition of Recoup, the Company assumed $14,465 of deferred revenue and $297,079 of customer deposit liabilities without acquiring the associated cash deposits. Please See Note 6 – Acquisition of Recoup Technologies, Inc.

Revenue Recognition

The Company records revenue based on a five-step model in accordance with ASC 606, Revenue from Contracts with Customers, which require that we:

1. Identify the contract with a customer;

2. Identify the performance obligations in the contract;

3. Determine the transaction price of the contract;

4. Allocate the transaction price to the performance obligations in the contract;

5. Recognize revenue when the performance obligations are met or delivered.

When revenue is earned based on product sales, such as sales of digester equipment and parts, solid recovered fuel and recycled materials, the Company’s performance obligations are satisfied at the point in time when products are shipped to the customer, which is when the customer has title and control. Therefore, the Company’s contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of products.

When revenue is earned based on receipt of disposal waste, the Company’s performance obligations are satisfied at the point in time when disposal waste products are received from the customer, which is when the Company has title and control. Therefore, the Company’s contracts have a single performance obligation (receipt of disposal waste).

When revenue is earned on services, such as management advisory fees and digester maintenance and repair services, fees are recognized over the period the services are performed based on service milestones.

The following is a summary of revenue for the three months ended March 31, 2023 and 2022, disaggregated by type for continuing operations:

	2023		2022
Professional Services Revenue	$		$-
Sale of goods		64,611	-
Software Solution Revenue		429	522
		$65,040	$139,308

The following is a summary of revenue for the three months ended March 31, 2023 and 2022, disaggregated by type for discontinuing operations:

		2023	2022
Professional Services Revenue	(a)	$-	$234,189
Sale of goods		-	-
Software Solution Revenue		-	112,697
		$-	$346,886

(a)	Due to the retrospective presentation of continuing and discontinued operations, additional professional services revenue has been recognized by TRAQ Pvt Ltd. as part of discontinued operations that had been eliminated upon consolidation as an intercompany transaction prior to the disposal of TRAQ Pvt Ltd.

Costs of Revenues

Costs of revenues provided consist of the cost of goods sold, and IT support costs such as data processing costs, costs to maintain the Company’s proprietary databases, hardware and software expense associated with transaction processing systems and exchanges, and computer network expense.

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

TraQiQ, Inc.and TraQiQ Solutions, Inc, file a consolidated income tax return in the U.S. federal tax jurisdiction and various state tax jurisdictions. Recoup files a tax return in the U.S. federal tax jurisdiction and the U.S. State of Delaware. Rohuma US, part of the discontinued operations, files a separate tax return in the U.S. federal tax jurisdiction and various state tax jurisdictions. The remainder of the discontinued operations, TRAQ Pvt Ltd. and Mimo file separate individual income tax returns in the India tax jurisdictions.

The U.S. federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. The India tax returns of the Company are subject to examination by the India Income Tax Department and India state taxing authority, generally for 12 months after the relevant tax year, and 24 months after the relevant tax year in case transfer pricing provisions are applicable.

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

Approximately 99% of the Company’s revenue is generated from its Recoup subsidiary. The Company believes that no segment reporting is required as all remaining operations outside of the Recoup subsidiary is immaterial.

Recently Issued Accounting Standards

There were updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries or transactions that are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4: GOING CONCERN

The Company has an accumulated deficit of $129,387,007 as of March 31, 2023 and a working capital deficit of $116,889,252, as of March 31, 2023, and a working capital deficit of $1,682,659 as of December 31, 2022. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

These consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and generate revenue and cash flow to meet its obligations on a timely basis. Management intends to seek additional funding through debt or equity financing during the next twelve months to source new inventory and generate revenue from product sales.

NOTE 5: DISCONTINUED OPERATIONS

As discussed in Note 1, the Company sold Rohuma, Mimo and TSP in December of 2022. Additionally, the Company is shifting operations to waste management. As such, these businesses are reported as discontinued operations for the three months ended March 31, 2022. As required, the Company has retrospectively recast its consolidated statements of operations and balance sheets for all periods presented. The retrospective recast of the company’s income statement and balance sheet for the quarter ended March 31, 2022 resulted in a loss on discontinued operations of $6,866,913 for the quarter ended March 31, 2022. The Company has not segregated the cash flows of this business in the consolidated statements of cash flows. Management was also required to make certain assumptions and apply judgment to determine historical expenses related to the discontinued operations presented in prior periods. Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements refers to the Company’s continuing operations.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net income (loss) from discontinued operations presented separately in the consolidated statement of operations for the three months ended March 31, 2022:

	Rohuma	Mimo	TSP	Total
	March 31, 2022	March 31, 2022	March 31, 2022	March 31, 2022

REVENUE	$48,085	$64,652	$234,189	$346,886
COST OF REVENUE	79,065	145,960	135,687	360,712
GROSS PROFIT (LOSS)	(31,020)	(81,308)	98,502	(13,826)

OPERATING EXPENSES
Salaries and salary related costs	104,263	-	17,556	121,819
Professional fees	4,617	18,621	3,190	26,428
Rent expense	442	-	755	1,197
Depreciation and amortization expense	-	11,644	2,145	14,840
General and administrative expenses	4,502	5,809	17,385	27,696

Total Operating Expenses	114,875	36,074	41,031	191,980

OPERATING (LOSS) INCOME	(145,895)	(117,382)	57,471	(205,806)

OTHER INCOME (EXPENSE)
Loss from impairment of intangible assets	-	(776,263)	-	(776,263)
Loss from impairment of goodwill	(3,519,869)	(2,343,188)	-	(5,863,057)
Interest expense, net of interest income	(2,126)	(2,509)	(14,280)	(18,915)
Other income	154	45	2,608	2,807
Total other income (expense)	(3,521,841)	(3,121,915)	(11,672)	(6,655,428)

INCOME (LOSS) FROM DISTCONTINUED OPERATIONS, BEFORE PROVISION FOR INCOME TAXES	(3,667,736)	(3,239,297)	45,799	(6,861,234)
Provision for income taxes – discontinued operations	367	-	5,312	5,679
LOSS INCOME FROM DISTCONTINUED OPERATIONS	$(3,668,103)	$(3,239,297)	$40,487	$(6,866,913)

The following table presents a reconciliation of Rohuma, Mimo, and TSP net cash flow from operating, investing and financing activities for the periods indicated below:

March 31, 2022
Net cash (used in) provided by operating activities - discontinued operations	$409,295
Net cash (used in) provided by investing activities - discontinued operations	$-
Net cash provided by (used in) financing activities - discontinued operations	$(468,293)

NOTE 6: ACQUISITION OF RECOUP TECHNOLOGIES, INC.

On January 5, 2023, pursuant to an asset purchase agreement, dated December 30, 2022, we completed the acquisition of Recoup Technologies, Inc., and its digester business assets (“Recoup” or the “Digester business”), from Renovare Environmental, Inc (“REI”), BioHiTech America, LLC (“BHT” and together with REI, the “Renovare Sellers”) for a purchase price of $18,371,421 consisting of the following:

Type of Consideration		Number of Shares	Fair Value
Cash			$150,000
Issuance of common stock	a.	15,686,926	$1,592,318
Issuance of series – B preferred stock	b.	1,250,000	$12,688,256
Liabilities assumed:
Michaelson Capital Senior Note	c.		$3,017,090
Accounts Payable and accrued expenses			$612,213
Contract liabilities			$311,544
Total consideration			$18,371,421

a.	This transaction was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended
b.	This transaction was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended
c.	Please see Note 12 – Notes Payable

The acquisition of Recoup was accounted for as a business combination in accordance with the acquisition method under the guidance in ASC 805-10 and 805-20. Accordingly, the total purchase consideration was allocated to intangible assets acquired based on their respective estimated fair values. The acquisition method of accounting requires, among other things, that assets acquired, and liabilities assumed, if any, in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, and timing.

The allocation of the purchase price in connection with the acquisition of Recoup was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Fixed assets – truck	$1,196	7
Inventory	379,718
Intellectual property	10,333,144	10
Tradenames	285,863	10
Noncompete agreement	78,615	5
Goodwill	7,292,885	Indefinite
	$18,371,421

Intellectual property was measured at fair value using the multiple periods excess earnings method (“MPEEM”). Significant inputs used to measure the fair value include an estimated useful life of ten (10) years, an estimate of projected revenue and costs associated with existing customers, an estimated technology obsolescence adjustment, and a discount rate of 19.8%.

Tradenames were measured at fair value using the relief from royalty method. Significant inputs used to measure the fair value include an estimated projected revenue from the tradename, a pre-tax royalty rate of 1%, and a discount rate of 19.8%.

The noncompete agreement was measured at fair value with a discounted cash flow analysis that compared projected cash flows during the noncompete agreement period with and without the agreement. Significant inputs used to measure the fair value include an estimate of time for the seller to identify the product, bring in the technology, and start the manufacturing process. As well as the estimated risk that the Seller would chose to compete without the agreement in place and a discount rate of 19.8%. The noncompete agreement prevents the Renovare Sellers from directly or indirectly, engage, or be interested in, any business or entity that engages in any business substantially similar to the Digester business for a period of five (5) years following the closing date of the acquisition.

Goodwill of $7,292,885 arising from the acquisition of Recoup consisted of new customer relationships for the Company, access to new product market opportunities, expected growth opportunities, and the residual value after all identifiable intangible assets were valued. Total acquisition costs for the acquisition of Recoup incurred were $86,116 recorded   as a component of General and administrative expenses. Due to the Company’s acquisition of Recoup and the resulting recognition of goodwill from the acquisition, the Company plans on analyzing goodwill for impairment for each future reporting period.

The approximate revenue and gross profit for the acquired business as a standalone entity per ASC 805 from January 5, 2023 to March 31, 2023 was $64,611 and $29,158, respectively.

Pro Forma Information

The results of operations of Recoup will be included in the Company’s consolidated financial statements as of the date of acquisition through the current period end. The following supplemental pro-forma financial information approximate combined financial information assumes that the acquisition had occurred at the beginning of the three months ended March 31, 2023 and the year ended December 31, 2022:

	March 31,	December 31,
	2023	2022
Revenue	$64,611	$1,298,611
Net Income (Loss)	$(40,105)	$(1,514,247)
Earnings (Loss) per common share, basic	$(0.00)	$(0.36)
Earnings (Loss) per common share, diluted	$(0.00)	$(0.36)
Weighted average common shares outstanding – basic and diluted	30,060,136	4,173,008

NOTE 8: INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	March 31, 2023	December 31, 2022

Intellectual property	$10,333,144	$-
Non-compete agreement	78,615	-
Tradenames	285,863	-
Less: accumulated amortization	(250,954)	-

Net	$10,446,668	$-

Amortization expense due to the amortization of intangibles for the three months ended March 31, 2023 and 2022 was $250,954 and $0, respectively.

As of December 31, 2022, the Company did not have any intangible assets as they were previously all held by Rohuma, Mimo and TSP, and as they were fully impaired upon the disposal as Rohuma, Mimo and TSP. For the three months ended March 31, 2022, for the purposes of the retrospective presentation of the continuing operations, the Company fully impaired the Rohuma, Mimo and TSP intangible assets; resulting in impairment expense of $776,263, which is included in net loss from discontinued operations, before the provisions for income taxes, on the consolidated statements of operations and comprehensive loss.

NOTE 9: GOODWILL

As of March 31, 2023, all goodwill was held by Recoup. The Company’s goodwill was $7,292,885 as of March 31, 2023. As of December 31, 2022, the Company did not have any goodwill due to its disposal of Rohuma, Mimo, and TSP. Due to the Company’s acquisition of Recoup and the resulting recognition of goodwill from the acquisition, the Company plans on analyzing goodwill for impairment for each future reporting period.

For the three months ended March 31, 2023 there were no indicators of impairment noted. For the quarter ended March 31, 2022, for the purposes of the retrospective presentation of the disposal of Rohuma and Mimo, the Company fully impaired the Rohuma and Mimo goodwill resulting in impairment expense of $5,863,057, which is included in net loss from discontinued operations, before the provisions for income taxes, on the consolidated statements of operations and comprehensive loss.

NOTE 10: CONVERTIBLE NOTES PAYABLE

As of March 31, 2023 and December 31, 2022, the Company had the following convertible notes outstanding, all of which are current liabilities. Any convertible notes payable that were repaid or converted in 2022, are not listed, and details of which can be found in our Form 10-K filed March 31, 2022:

		March 31, 2023	December 31, 2022
Evergreen Capital Management LLC - 5	(a)	$48,000	$48,000
Evergreen Capital Management LLC - 4	(b)	480,000	-
Evergreen Capital Management LLC - 6	(c)	150,000	-
Evergreen Capital Management LLC - 7	(d)	12,000	-
GS Capital	(e)	51,541	112,021
Chambers	(f)	60,000	-
Eleven 11 Management LLC - 1	(g)	84,000	-
Eleven 11 Management LLC – 2	(h)	60,000	-
Cavalry Fund – 1	(i)	120,000	-
Cavalry Fund – 2	(j)	140,000	-
Cavalry Fund – 3	(k)	100,000	-
Keystone Capital – 1	(l)	90,000	-
Keystone Capital – 2	(m)	30,000	-
Total Convertible Notes Payable		$1,425,541	$160,021
Less: Discounts		(1,263,447)	(96,240)
		$162,094	$63,781

(a)	On October 21, 2022, the Company entered into a 20% OID Senior Secured Promissory Note (“Evergeen – 5”) with Evergreen Capital Management, LLC (“Evergreen”) in the amount of $48,000 (including a $8,000 Original Issue Discount). Evergreen - 5 has a maturity of twelve months to July 21, 2023. It accrues interest at a rate of 10% per year. Evergreen - 5 also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to 75% of the price per share at which the common stock of the Company is sold to the public in a qualified offering. There are certain price protections, which make the conversion option a derivative liability. Please see Note 15 – Derivative Liabilities.

(b)

On June 15, 2021 the Company issued a $400,000 promissory note to a director with a maturity date of December 12, 2021 (“the director note”). The director note did not bear interest however the director received two tranches of 18,750 shares of Common Stock each for lending this amount. Under the terms of the director note if the note was repaid by the maturity date, one of the two tranches of 18,750 shares was to be returned. The Company and the director extended the maturity date of this note to June 14, 2022, however the note was not repaid and the company was considered to be in default on the director note.

On December 30, 2022, the director, the Company, and Evergreen Capital Management, LLC (“Evergreen”) signed a note purchase agreement (the “Evergreen note purchase”). In accordance with the Evergreen note purchase, Evergreen purchased the director note from the director, and the company issued 150,000 shares of its Common Stock to the director for a value of $17,555. Please See Note 13 – Stockholders’ equity (Deficiency).

Pursuant to the Evergreen note purchase the Company exchanged the director note with Evergreen for a secured convertible promissory note (“Evergreen – 4”) which was issued on December 30, 2022 and has a maturity date of December 31, 2023. Please Note 11 – Long-Term Debt – Related Parties and Note 15 – Derivative Liabilities.

(c)	On January 4, 2023, the Company entered into a 20% OID Senior Secured Promissory Note (“Evergreen – 6”) with Evergreen Capital Management, LLC (“Evergreen”) in the amount of $180,000 (including a $30,000 Original Issue Discount). Evergreen - 6 has a maturity of twelve months ending on January 4, 2024. It accrues interest at a rate of 10% per year. Evergreen - 6 also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. There are certain price protections, which make the conversion option a derivative liability. Please see Note 15 – Derivative Liabilities.

(d)	On February 14, 2023, the Company entered into a 20% OID Senior Secured Promissory Note (“Evergreen – 7”) with Evergreen Capital Management, LLC (“Evergreen”) in the amount of $12,000 (including a $2,000 Original Issue Discount). Evergreen - 7 has a maturity date of February 28, 2024. It accrues interest at a rate of 10% per year. Evergreen - 7 also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. There are certain price protections, which make the conversion option a derivative liability. Please see Note 15 – Derivative Liabilities.

(e)	On July 5, 2022, the Company entered into a 11% OID Senior Secured Promissory Note (the “GS Capital Note”) with GS Capital Partners LLC (“GS Capital”) in the amount of $144,000 (including a $14,000 Original Issue Discount). The GS Capital Note has a term of twelve months maturing on July 5, 2023. It accrues interest at a rate of 12% per year. The GS Capital Note also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to 86% of the lowest trading price of the Company’s Common Stock for the 12 Trading Days immediately preceding the delivery of a notice of conversion. There are certain price protections, which make the conversion option a derivative liability. Please see Note 15 – Derivatives.

(f)	On February 16, 2023, the Company entered into a 20% OID Senior Secured Promissory Note (the “Chambers Note”) with James D. Chambers Living Trust (“Chambers”) in the amount of $60,000 (including a $10,000 Original Issue Discount). The Chambers Note has a maturity of twelve months ending on February 28, 2024. It accrues interest at a rate of 10% per year. The Chambers Note also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. There are certain price protections, which make the conversion option a derivative liability. Please see Note 15 – Derivative Liabilities.

(g)	On February 14, 2023, the Company entered into a 20% OID Senior Secured Promissory Note (“Eleven 11 – 1”) with Eleven 11 Management LLC. (“Eleven 11”) in the amount of $60,000 (including a $10,000 Original Issue Discount). Eleven 11 – 1 has a maturity date of February 14, 2024. It accrues interest at a rate of 10% per year. Eleven 11 - 1 also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price shall be equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. There are certain price protections, which make the conversion option a derivative liability. Please see Note 15 – Derivative Liabilities.

(h)	On March 14, 2023, the Company entered into a 20% OID Senior Secured Promissory Note (“Eleven 11 – 2”) with Eleven 11 Management LLC. (“Eleven 11”) in the amount of $54,000 (including a $9,000 Original Issue Discount). Eleven 11 – 2 has a maturity date of February 28, 2024. It accrues interest at a rate of 10% per year. Eleven 11 - 2 also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. There are certain price protections, which make the conversion option a derivative liability. Please see Note 15 – Derivative Liabilities.

(i)	On March 14, 2023, the Company entered into a 20% OID Senior Secured Promissory Note (“Cavalry - 1”) with Cavalry Fund. (“Cavalry”) in the amount of $120,000 (including a $20,000 Original Issue Discount). Cavalry - 1 has a maturity date of February 28, 2024. It accrues interest at a rate of 10% per year. Cavalry - 1 also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. There are certain price protections, which make the conversion option a derivative liability. Please see Note 15 – Derivative Liabilities.

(j)	On February 16, 2023, the Company entered into a 20% OID Senior Secured Promissory Note (“Cavalry – 2”) with Cavalry Fund. (“Cavalry”) in the amount of $140,000 (including a $30,000 Original Issue Discount). Cavalry – 2 has a maturity date of February 28, 2024. It accrues interest at a rate of 10% per year. Cavalry - 2 also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. There are certain price protections, which make the conversion option a derivative liability. Please see Note 15 – Derivative Liabilities.

(k)	On March 14, 2023, the Company entered into a 20% OID Senior Secured Promissory Note (“Cavalry – 3”) with Cavalry Fund. (“Cavalry”) in the amount of $120,000 (including a $20,000 Original Issue Discount). Cavalry – 3 has a maturity date of February 28, 2024. It accrues interest at a rate of 10% per year. Cavalry - 3 also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. There are certain price protections, which make the conversion option a derivative liability. Please see Note 15 – Derivative Liabilities.

(l)	On March 3, 2023, the Company entered into a 20% OID Senior Secured Promissory Note (“Keystone – 1”) with Keystone Capital Partners. (“Keystone”) in the amount of $90,000 (including a $15,000 Original Issue Discount). Keystone – 1 has a maturity date of February 28, 2024. It accrues interest at a rate of 10% per year. Keystone - 1 also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. There are certain price protections, which make the conversion option a derivative liability. Please see Note 15 – Derivative Liabilities.

(m)	On March 21, 2023, the Company entered into a 20% OID Senior Secured Promissory Note (“Keystone – 2”) with Keystone Capital Partners. (“Keystone”) in the amount of $30,000 (including a $5,000 Original Issue Discount). Keystone – 2 has a maturity date of February 28, 2024. It accrues interest at a rate of 10% per year. Keystone - 2 also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. There are certain price protections, which make the conversion option a derivative liability. Please see Note 15 – Derivative Liabilities.

Interest expense on these notes for the three months ended March 31, 2023 is $22,757. Amortization of debt and original issue discounts was $158,794 for the three months ended March 31, 2023.

NOTE 11: LONG-TERM DEBT - RELATED PARTIES

The following is a summary of the current portion - long-term debt - related parties as of March 31, 2023 and December 31, 2022:

		March 31, 2023	December 31, 2022

Note payable - Director	(a)	$-	$400,000
		-	400,000

Current portion of long-term debt related parties		-	(400,000)
Long-term debt – related parties		$-	$-

(a)

On June 15, 2021 the Company issued a $400,000 promissory note to a director with a maturity date of December 12, 2021 (“the director note”). The director note did not bear interest however the director received two tranches of 18,750 shares of Common Stock each for lending this amount. Under the terms of the director note if the note was repaid by the maturity date, one of the two tranches of 18,750 shares was to be returned. The Company and the director extended the maturity date of this note to June 14, 2022, however the note was not repaid and the company was considered to be in default on the director note.

On December 30, 2022, the director, the Company, and Evergreen Capital Management, LLC (“Evergreen”) signed a note purchase agreement (the “Evergreen note purchase”). In accordance with the Evergreen note purchase, Evergreen purchased the director note from the director, and the company issued 150,000 shares of its Common Stock to the director for a value of $17,555. Please See Note 13 – Stockholders’ equity (Deficiency).

Pursuant to the Evergreen note purchase the Company exchanged director the note with Evergreen for a secured convertible promissory note (“Evergreen – 4”) which was issued on December 30, 2022 and has a maturity date of December 31, 2023. Please Note 10 – Convertible Notes Payable and Note 15 – Derivative Liabilities.

Interest expense on these notes for the three months ended March 31, 2023 and 2022 was $0 and $0, respectively.

NOTE 12: NOTES PAYABLE

The following is a summary of the notes payable as of March 31, 2023 and December 31, 2022. Any long-term debt that was repaid or converted in 2022, is not listed, and the details of those notes can be found in our Form 10-K filed March 31, 2023:

		March 31, 2023	December 31, 2022
Baxter Credit Union	(a)	$99,976	$100,305
Diagonal Lending (FKA Sixth Street Lending), net of discounts of $13,930	(b)	72,791	116,086
Loan Builder	(c)	92,059	92,059
Loan Builder #2	(d)	50,599	50,559
Loan Builder #3	(e)	155,074	155,053
Individual	(f)	25,000	25,000
Kabbage Loan	(g)	79,325	101,271
Forward Finance	(h)	31,042	31,042
Celtic	(i)	84,524	80,511
Michaelson Capital	(j)	2,917,090	-
Total		$3,607,480	$751,886
Current portion		(3,607,480)	(751,886)
Long-term debt, net of current portion		$-	$-

(a)	This Company signed an agreement with Baxter Credit Union for a revolving loan in the amount of up to $100,000 at 4% annual interest. The loan was renegotiated for a balance of $99,975 with similar terms at 4% interest per annum and is guaranteed by the CEO of the Company.

(b)	On November 22, 2022, the Company entered into a $115,640 promissory note (the “Diagonal Note”) with 1800 Diagonal Lending LLC (“Diagonal”). The promissory note contains an original issue discount of $12,390. Under the terms of the diagonal Note a one-time interest expense charge of 11% of the amount owed is incurred upon issuance. The Diagonal Note matures on November 22, 2023. In the event of a default the Diagonal Note contains a provision enabling the conversion of the note into the Company’s Common Stock at an exercise price of 75% of the lowest trading price for the Common Stock during the 10 trading days prior to the conversion date.

(c)	On January 14, 2022 the Company signed an agreement (“Loanbuilder – 1”)for a loan through the Loanbuilder service of Paypal, Inc. for a $125,000 loan. Under the terms of Loanbuilder – 1 the Company was to repay the loan in 52 weekly installments of $2,805 inclusive of interest of approximately 10% a year. As of December 31, 2022 this loan was considered to be in default.

(d)	On July 6, 2022 Rohuma signed an agreement (“Loanbuilder – 2”) for a loan through the Loanbuilder service of Paypal, Inc. for a $75,000 loan. Under the terms of Loanbuilder – 2 the loan was to be repaid the in 52 weekly installments of $1,683. Following the transfer of all of the Company’s equity interests in Rohuma to Happy under the Rohuma Agreement, the Company assumed this liability. As of December 31, 2022 this loan was considered to be in default.

(e)	On July 6, 2022 Rohuma signed an agreement (“Loanbuilder – 3”) for a loan through the Loanbuilder service of Paypal, Inc. for a $125,000 loan. Under the terms of Loanbuilder – 3 the loan was to be repaid the in 52 weekly installments of $2,458. Following the transfer of all of the Company’s equity interests in Rohuma to Happy under the Rohuma Agreement, the Company assumed this liability. As of December 31, 2022 this loan was considered to be in default.

(f)	On May 16, 2022, the Company signed a promissory note for $25,000 from an individual with an annual interest rate of 12%. The loan matures on December 31, 2023. In the event of default the loan incurs additional interest of 0.5% on all outstanding principal and interest owed.

(g)	The Company signed two Kabbage Funding Loan Agreements (together known as the “Kabbage Loan”) of $60,400 with American Express National Bank on September 28, 2023 and September 29 2023, respectively. Each loan included a cost of capital interest expense of $4,077 and was to be repaid in nine monthly repayments of $3,658, followed by nine monthly payments of $35,507.

(h)	On August 31, 2022, the Company signed a future receipts sale agreement with Forward Financing, LLC. Under the terms of the agreement the Company received $25,000, net administrative fees, in exchange for $34,250 of future receipts. The agreement was to be repaid in weekly payments of $1,427. The total monthly repayments were not to exceed 10% of that month’s receipts. As of March 31, 2023, this liability is in default.

(i)	On July 29, 2022 the Company entered into a financing and security agreement (the “Celtic line”) with Celtic Bank Corporation (“Celtic”) whereby Celtic provided a revolving line of credit that the Company could use to draw funds. Under the terms of the agreement the servicer for the Company regarding the revolving line of credit is BlueVine Inc (“BlueVine”). The agreement does not set a specific interest rate for draws from the line of credit and instead the interest rate is specific to each draw. During the three months ended March 31, 2023 the Company was charged $4,013 in bank services fees that have been capitalized to the outstanding amount owed due to the Celtic line. The Celtic line is guaranteed by the Company’s CEO. As of December 31, 2022 and March 31, 2023, the Celtic line is in default.

(j)

On January 5, 2023 the Company closed on its acquisition of Recoup, and as part of the consideration for the acquisition the Company assumed the liabilities of a $3,017,090 secured promissory note owed to Michaelson Capital Special Finance Fund II, L.P. (Michaelson). Michaelson and the Company then signed a security agreement to amend and restate the assumed note. On December 30, 2022 the Company and Michaelson signed the amended and restated senior secured term note (the “Michaelson Note”). The Michaelson Note has a principal value of $3,017,090 and an annual interest rate of 12%. Under the terms of the Michaelson Note the Company was to issue a repayment of $250,000 to Michaelson on January 31, 2023, March 31, 2023, June 30, 2023, and September 30, 2023. The remaining balance was to be repaid on December 31, 2023. Please see Note 6 - Acquisition of Recoup Technologies, Inc.

After failing to make the first $250,000 payment required by the Michaelson Note, the Company and Michaelson agreed to a forbearance agreement under which, among other terms, the outstanding principal amount was increased by $50,000 in exchange for deferral of the payments owed under the Michaelson Note. Signed on March 3, 2023, the forbearance agreement set the following repayment terms: (1) beginning in April of 2023, the Company is to make monthly interest payments for the interest amounts owed, (2) beginning in April of 2023 the Company is to make monthly principal payments of $35,000, (3) $27,671 of interest expense was added to the accrued interest owed for March of 2023, (4) the Company was required to pay two separate payments of $50,000 during the three months ended March 31, 2023, and (5) the forbearance agreement requires a $250,000 repayment due as of December 31, 2023.

Interest expense on these notes for the three months ended March 31, 2023 and 2022 are $128,642 and $9,761, respectively.

NOTE 13: STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Convertible Preferred Stock

As of March 31, 2023 and December 31, 2022, there are no Series A Convertible Preferred shares issued and outstanding.

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

Series B Convertible Preferred Stock

As of March 31, 2023 and December 31, 2022, there were 1,470,135 and 220,135 shares of Series B Preferred Stock issued and outstanding, respectively.

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

On January 5, 2023, pursuant to an asset purchase agreement, dated December 30, 2022, we completed the acquisition of Recoup Technologies, Inc., and its digester business assets (“Recoup” or the “Digester business”), from Renovare Environmental, Inc (“REI”), BioHiTech America, LLC (“BHT” and together with REI, the “Renovare Sellers”). The consideration for the Recoup acquisiton included the issuance of 1,250,000 shares of its Series B Preferred Stock valued at $12,688,256.

Common Stock

As of March 31, 2023, and December 31, 2022, the Company has 33,939,965 and 18,103,039 shares issued and outstanding, respectively. On April 12, 2018, the Company amended its Articles of Incorporation to forward split all outstanding shares of common stock such that all issued and outstanding shares of Common Stock shall be automatically combined and reclassified such that each share of Pre-Forward Split Stock shall be combined and reclassified into four shares of Common Stock. The number of shares for all periods presented has been retroactively restated to reflect the forward split.

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

During the three months ended June 30, 2022, 179,506 shares were issued in the exercise of warrants for $143 (which is included in subscription receivable as the cash was received in July 2022), and 133,024 shares issued for the second tranche of shares for the Rohuma purchase valued at $851,353 which was included in contingent consideration.

During the three months ended March 31, 2022, the Company did not issue any shares, however, 1,370 shares were added as a fractional adjustment when the reverse stock split occurred.

On January 5, 2023, pursuant to an asset purchase agreement, dated December 30, 2022, we completed the acquisition of Recoup Technologies, Inc., and its digester business assets (“Recoup” or the “Digester business”), from Renovare Environmental, Inc (“REI”), BioHiTech America, LLC (“BHT” and together with REI, the “Renovare Sellers”). The consideration for the Recoup acquisiton included the issuance of 15,686,926 shares of Common Stock valued at $1,592,318.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s common stock warrants:

			Weighted			Weighted
	Warrants Outstanding		Average			Average
	Number	Exercise	Remaining	Aggregate		Exercise
	Of	Price	Contractual	Intrinsic		Price
	Shares	Per Share	Life	Value		Per Share

Balance at December 31, 2022	121,547	$0.008 - 16.00	1.37 years		$273		$8.31

Warrants granted	-	$-	-	$		$
Warrants exercised	-	$-	-	$		$
Warrants expired/cancelled	-	$-	-	$		$

Balance at March 31, 2023	121,547	$0.008 - 16.00	8.31 years		$60,706		$1.12

Exercisable at March 31, 2023	119,721	$0.008 - 16.00	years		$58,438		$1.13

Balance at December 31, 2021	437,691	$0.008 - 16.00	2.69 years		$1,185,798		$5.36
Warrants granted	-	$-	-			$
Warrants exercised/exchanged	-	$-	-			$
Warrants expired/cancelled	-	$-	-			$

Balance at March 31, 2022	437,691	$0.008 - 16.00	2.49 years		$1,151,551		$5.38

Exercisable at March 31, 2022	412,050	$0.008 - 16.00	2.49 years		$1,022,268		$5.71

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the three months ended March 31, 2023 and year ended December 31, 2022:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Risk free interest rate	2.00 – 25.00%	-%
Expected term	0.87 – 3.55 years	-
Expected volatility	169.91% - 268.79%	-%
Expected dividend yield	0.00 – 0.00%	-%

In June 2022, there were 44,554 warrants exercised for $143. In addition, in June 2022, 12,500 warrants that had previously been granted to a consultant were cancelled.

In December 2022, there were 134,952 warrants exercised for $0. In addition, in December 2022, 124,138 warrants that had previously been granted to a consultant were cancelled.

NOTE 14: STOCK-BASED COMPENSATION

On November 23, 2020, the Board of Directors of the Company approved the 2020 Equity Incentive Plan.

Options

On October 19, 2020, the Company granted 491,250 stock options to board members, advisory board members, employees and consultants. The options have a 10-year term, and are both service-based grants, as well as performance-based grants. As of March 31, 2023 all of the options had vested, and had been either exercised or had expired.

Stock based compensation expense from options for the three months ended March 31, 2023 and 2022 were $0 and $18,223, respectively. As of March 31, 2023, there remains $0 of unrecognized stock-based compensation from options.

The following represents a summary of options:

	Three Months Ended March 31, 2023		Year Ended December 31, 2022
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	-	$-	491,250	$0.0416

Granted	-	-	-	-
Exercised	-	-	(394,065)	-
Forfeited	-	-	(97,185)	0.01
Expired	-	-	-	-
Ending balance	-	$-	-	$-
Intrinsic value of options	$-	-	$-

Weighted Average Remaining Contractual Life (Years)	-		-

Restricted Stock Awards

On November 23, 2020, the Board of Directors of the Company approved the 2020 Equity Incentive Plan.

On January 1, 2023, the Company granted 5,400,000 restricted stock awards to board members pursuant to the 2020 Equity Incentive Plan. The awards vest over a three-year term and are compensation for the board members’ service.

On January 1, 2023, the Company granted 200,000 restricted stock awards to a director pursuant to the 2020 Equity Incentive Plan. The awards vest over a four-month term and are compensation for the director’s service.

On January 1, 2023, the Company granted 5,930,000 restricted stock awards to the CEO. The awards were granted as a sign-on bonus. 905,000 of the restricted stock awards vested after a three-month term, which ended on March 31, 2023. The remaining 5,430,000 shares vest in six equal installments and all begin vesting on the grant date. The first installment vests during the nine months following the grant date and the remaining installments finish vesting every six months thereafter.

On March 22, 2023, the Company granted 1,800,000 restricted stock awards to a director pursuant to the 2020 Equity Incentive Plan. The awards have a three-year term and are compensation for the director’s service.

The activity for restricted stock awards under the Company’s incentive plans is as follows for the three months ended March 31, 2023 and 2022:

Weighted
		Weighted	Average
		Average	Remaining
	Number	Grant Date	Contractual
	Shares	Fair Value	Term (years)

Nonvested at December 31, 2021	-	$-	-
Granted	-	$-
Shares vested	-	$-
Forfeitures	-	$-
Nonvested at March 31, 2022	-	$-	-

Nonvested at December 31, 2022	-	$-	-
Granted	13,330,000	$0.20
Shares vested	905,000	$0.01
Forfeitures	-	$
Nonvested at March 31, 2023	12,425,000	$0.21	2.34
Vested and unreleased	905,000
Outstanding at March 31, 2023	13,330,000	0.20	2.34

Stock based compensation expense from restricted stock awards for the three months ended March 31, 2023 and 2022 were $49,548 and $33,208, respectively. As of March 31, 2023, there remains $2,605,353 of unrecognized stock-based compensation from restricted stock awards. The total fair value of restricted shares that vested during the three months ended March 31, 2023 and 2022 was $10,589 and $0, respectively.

NOTE 15: DERIVATIVE LIABILITIES

On June 15, 2021 the Company issued a $400,000 promissory note to a director with a maturity date of December 12, 2021 (“the director note”). The director note did not bear interest however the director received two tranches of 18,750 shares of Common Stock each for lending this amount. Under the terms of the director note if the note was repaid by the maturity date, one of the two tranches of 18,750 shares was to be returned. The Company and the director extended the maturity date of this note to June 14, 2022, however the note was not repaid and the company was considered to be in default on the director note. On December 30, 2022, the director, the Company, and Evergreen Capital Management, LLC (“Evergreen”) signed a note purchase agreement (the “Evergreen note purchase”). In accordance with the Evergreen note purchase, Evergreen purchased the director note from the director, and the company issued 150,000 shares of its Common Stock to the director for a value of $17,555. Please See Note 13 – Stockholders’ equity (Deficiency). Pursuant to the Evergreen note purchase the Company exchanged the director note with Evergreen for a secured convertible promissory note (“Evergreen – 4”) which was issued on December 30, 2022 and has a maturity date of December 31, 2023.

On July 5, 2022, the Company entered into a 11% OID Senior Secured Promissory Note (the “GS Capital Note”) with GS Capital Partners LLC (“GS Capital”) in the amount of $144,000 (including a $14,000 Original Issue Discount). The GS Capital Note has a term of twelve months maturing on July 5, 2023. It accrues interest at a rate of 12% per year. The GS Capital Note also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to 86% of the lowest trading price of the Company’s Common Stock for the 12 Trading Days immediately preceding the delivery of a notice of conversion. There are certain price protections, which make the conversion option a derivative liability.

On February 12, 2021, the Company granted 25,000 warrants (the “Platinum Point Warrants”) that have a term of three-years and an exercise price of $16.00 to Platinum Point Capital, LLC. The warrants granted contain certain price protections, that make the value of the warrants a derivative liability. As a result of a separate issuance of warrants on September 17, 2021, the exercise price of the Platinum Point warrants was reduced to $11.60.

On March 3, 2023, the Company entered into a 20% OID Senior Secured Promissory Note (“Keystone – 1”) with Keystone Capital Partners. (“Keystone”) in the amount of $90,000 (including a $15,000 Original Issue Discount). Keystone – 1 has a maturity date of February 28, 2024. It accrues interest at a rate of 10% per year. Keystone - 1 also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. There are certain price protections, which make the conversion option a derivative liability.

On March 21, 2023, the Company entered into a 20% OID Senior Secured Promissory Note (“Keystone – 2”) with Keystone Capital Partners. (“Keystone”) in the amount of $30,000 (including a $5,000 Original Issue Discount). Keystone – 2 has a maturity date of February 28, 2024. It accrues interest at a rate of 10% per year. Keystone - 2 also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. There are certain price protections, which make the conversion option a derivative liability.

On March 14, 2023, the Company entered into a 20% OID Senior Secured Promissory Note (“Cavalry - 1”) with Cavalry Fund. (“Cavalry”) in the amount of $120,000 (including a $20,000 Original Issue Discount). Cavalry - 1 has a maturity date of February 28, 2024. It accrues interest at a rate of 10% per year. Cavalry - 1 also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. There are certain price protections, which make the conversion option a derivative liability.

On February 16, 2023, the Company entered into a 20% OID Senior Secured Promissory Note (“Cavalry – 2”) with Cavalry Fund. (“Cavalry”) in the amount of $150,000 (including a $30,000 Original Issue Discount). Cavalry – 2 has a maturity date of February 28, 2024. It accrues interest at a rate of 10% per year. Cavalry - 2 also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. There are certain price protections, which make the conversion option a derivative liability.

On March 14, 2023, the Company entered into a 20% OID Senior Secured Promissory Note (“Cavalry – 3”) with Cavalry Fund. (“Cavalry”) in the amount of $120,000 (including a $20,000 Original Issue Discount). Cavalry – 3 has a maturity date of February 28, 2024. It accrues interest at a rate of 10% per year. Cavalry - 3 also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. There are certain price protections, which make the conversion option a derivative liability.

On February 14, 2023, the Company entered into a 20% OID Senior Secured Promissory Note (“Eleven 11 – 1”) with Eleven 11 Management LLC. (“Eleven 11”) in the amount of $60,000 (including a $10,000 Original Issue Discount). Eleven 11 – 1 has a maturity date of February 14, 2024. It accrues interest at a rate of 10% per year. Eleven 11 - 1 also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price shall be equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. There are certain price protections, which make the conversion option a derivative liability.

On March 14, 2023, the Company entered into a 20% OID Senior Secured Promissory Note (“Eleven 11 – 2”) with Eleven 11 Management LLC. (“Eleven 11”) in the amount of $54,000 (including a $9,000 Original Issue Discount). Eleven 11 – 2 has a maturity date of February 28, 2024. It accrues interest at a rate of 10% per year. Eleven 11 - 2 also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. There are certain price protections, which make the conversion option a derivative liability.

On October 21, 2022, the Company entered into a 20% OID Senior Secured Promissory Note (“Evergreen – 5”) with Evergreen Capital Management, LLC (“Evergreen”) in the amount of $48,000 (including a $8,000 Original Issue Discount). Evergreen - 5 has a maturity of twelve months to July 21, 2023. It accrues interest at a rate of 10% per year. Evergreen - 5 also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to 75% of the price per share at which the common stock of the Company is sold to the public in a qualified offering. There are certain price protections, which make the conversion option a derivative liability.

On January 4, 2023, the Company entered into a 20% OID Senior Secured Promissory Note (“Evergreen – 6”) with Evergreen Capital Management, LLC (“Evergreen”) in the amount of $180,000 (including a $30,000 Original Issue Discount). Evergreen - 6 has a maturity of twelve months ending on January 4, 2024. It accrues interest at a rate of 10% per year. Evergreen - 6 also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. There are certain price protections, which make the conversion option a derivative liability.

On February 14, 2023, the Company entered into a 20% OID Senior Secured Promissory Note (“Evergreen – 7”) with Evergreen Capital Management, LLC (“Evergreen”) in the amount of $12,000 (including a $2,000 Original Issue Discount). Evergreen - 7 has a maturity date of February 28, 2024. It accrues interest at a rate of 10% per year. Evergreen - 7 also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. There are certain price protections, which make the conversion option a derivative liability.

On February 16, 2023, the Company entered into a 20% OID Senior Secured Promissory Note (the “Chambers Note”) with James D. Chambers Living Trust (“Chambers”) in the amount of $60,000 (including a $10,000 Original Issue Discount). The Chambers Note has a maturity of twelve months ending on February 28, 2024. It accrues interest at a rate of 10% per year. The Chambers Note also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. There are certain price protections, which make the conversion option a derivative liability.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used in March 31, 2022 and December 31, 2021:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022

Expected term	0.87 – 0.05 years	1.00 – 1.00 years
Expected volatility	169.91 – 268.79%	187.00 – 355.00%
Expected dividend yield	0.00 – 0.00%	0.00 – 0.00%
Risk-free interest rate	3.98 – 4.78%	1.65 – 4.73%

The Company’s derivative liabilities are as follows:

	March 31, 2023	December 31, 2022

Fair value of the Evergreen 4 conversion option	$66,775	$58,917
Fair value of the GS Capital conversion option	74,859	157,676
Fair value of the Platinum Point warrants (25,000 warrants)	31,223	-
Fair value of the Keystone 1 conversion option	7,557,012	-
Fair value of the Keystone 2 conversion option	2,506,671	-
Fair value of the Calvary 1 conversion option	10,117,180	-
Fair value of the Calvary 2 conversion option	10,045,935	-
Fair value of the Calvary 3 conversion option	9,999,387	-
Fair value of the Eleven 11 - 1 conversion option	5,061,347	-
Fair value of the Eleven 11 – 2 conversion option	4,520,708	-
Fair value of the Evergreen 5 conversion option	40,928,831	-
Fair value of the Evergreen 6 conversion option	15,352,562	-
Fair value of the Evergreen 7 conversion option	1,012,268	-
Fair value of the Chambers conversion option	5,058,590	-
	$112,333,348	$216,593

Activity related to the derivative liabilities for the three months ended March 31, 2023 is as follows:

Beginning balance as of December 31, 2022	$216,593
Issuances of warrants/conversion option – derivative liabilities	95,288,462
Extinguishment of derivative liability upon conversion/repayment of convertible notes	-
Change in fair value of warrants/conversion option - derivative liabilities	16,828,293
Ending balance as of March 31, 2023	$112,333,348

nOTE 16: CONCENTRATIONS

A major customer is defined as a customer that represents 10% or greater of total revenues. The Company does not believe that the risk associated with these customers or vendors will have an adverse effect on the business.

Concentration of Revenues

The Company’s concentration of revenue is as follows:

	For the Three Months Ended March 31,
	2023	2022

Customer A	*	79%
Customer B	*	21%
Customer C	50%	*
Customer D	19%	*
Customer E	15%	*

*	Represents amounts less than 10%

Concentration of Accounts Receivable

The Company’s concentration of accounts receivable is as follows:

	As of March 31, 2023	As of December 31, 2022

Customer A	50%	*
Customer B	19%	*
Customer C	15%	*

*	Represents amounts less than 10%

nOTE 17: CONTINGENCY

During the year ended December 31, 2018, the Company charged an independent truck driver approximately $190,000 pursuant to its agreement with the driver, which entitled the Company to fees equal to $800 per day for the driver’s failure to return a trailer owned by the Company with the period prescribed by the agreement. The Company has not recognized this as income due to uncertainty of payment. This contingency was assumed by LR upon transfer of all of the Company’s equity interests in Mimo under the MTP Agreement.

nOTE 18: COMMITMENTS AND CONTINGENCIES

The below commitments and contingencies are in respect of TRAQ Pvt Ltd., and following the transfer of all of the Company’s equity interests in TRAQ Pvt Ltd., to LR under the TSP Agreement, the commitments and contingencies were assumed by LR;

(i)	TRAQ Pvt Ltd had applied for compounding of the TDS liability for the assessment year 2014-2015 and 2015-2016 in accordance with Indian Income Tax Laws. However, no amount payable for tax and penalty was confirmed by the Income Tax Department. Further, TRAQ Pvt Ltd has also defaulted for TDS deducted but not paid in time during assessment years 2016-2017 to 2020-2021. Accordingly, there may be a contingent liability in respect of TDS regarding compounding charges, interest, and penalty which is not quantifiable at present, and therefor no effect is given in the Consolidated Financial Statements.

(ii)	TRAQ Pvt Ltd was delayed in complying with provisions related to Foreign Direct Investment and Transfer of Shares to Non-resident as per the Master Circulars and notification issued by Reserve Bank of India, therefore, and is therefor liable for imposition of a penalty. Since the amount of the penalty is not ascertainable, no effect was given in the Consolidated Financial Statements.

(iii)	Prior to its acquisition in May 2019, TRAQ Pvt Ltd, had provided a guarantee in favor of State Bank of India for $165,813 on March 22, 2014, for Mira Green Tech Private Limited. As of the execution of the TSP Agreement and the transfer of the Company’s entire equity interests in TRAQ Pvt Ltd, to LR, the State Bank of India was in process of satisfying whether there was any obligation due by TRAQ Pvt Ltd.

(iv)	TRAQ Pvt Ltd has a contingent liability of $246,398 towards income tax department for Assessment year 2018-19, However an appeal was filed against such demand in the income tax department and proceeding is still pending; Accordingly, there may be a contingent liability in respect of Income Tax of such demand amount, interest, and penalty. As of the execution of the TSP Agreement and the transfer of the Company’s entire equity interests in TRAQ Pvt Ltd, to LR, this contingent liability was not quantifiable, and therefor no effect was given in the Consolidated Financial Statements.

The below commitments and contingencies are in respect of Mimo Technologies Pvt Ltd., and following the transfer of all of the Company’s equity interests in Mimo to LR under the MTP Agreement, the commitments and contingencies were assumed by LR;

(i)	As of the execution of the MTP Agreement and the transfer of the Company’s entire equity interests in Mimo to LR, Mimo Technologies Pvt Ltd was delayed in complying with provisions related to Foreign Direct Investment and Transfer of Shares to Non-resident as per the Master Circulars and notification issued by Reserve Bank of India, and therefore, is liable for imposition of a penalty. Since the amount of the penalty for the same is not ascertainable, no effect was given in the Consolidated Financial Statements.

nOTE 19: SUBSEQUENT EVENTS

On April 19, 2023 the Company agreed to settle its outstanding debt owed under the Celtic Note. The settlement agreement reduced the liability owed by the Company to two payments of $20,000. The first payment was due by April 28, 2023 and has been paid by the company. The second payment is due by May 31, 2023.

On April 28, 2023 the Company agreed to settle its outstanding debt owed under the Forward Finance future sales receipt agreement. The settlement agreement reduced the liability owed by the Company to two payments of $10,950. The first payment was due by May 5, 2023 and has been paid by the company. The second payment is due by May 31, 2023.

On April 1, 2023, the Company entered into a 20% OID Senior Secured Promissory Note with Keystone Capital Partners. (“Keystone”) in the amount of $132,000 (including a $22,000 Original Issue Discount). The note has a maturity date of March 31, 2024. It accrues interest at a rate of 10% per year. The note also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average prices of the five trading days ending on the day immediately prior to the conversion date.

On April 18, 2023, the Company entered into a 20% OID Senior Secured Promissory Note with Keystone Capital Partners. (“Keystone”) in the amount of $60,000 (including a $10,000 Original Issue Discount). The note has a maturity date of April 17, 2024. It accrues interest at a rate of 10% per year. The note also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average prices of the five trading days ending on the day immediately prior to the conversion date.

On April 26, 2023, the Company entered into a 20% OID Senior Secured Promissory Note with Keystone Capital Partners. (“Keystone”) in the amount of $108,000 (including a $18,000 Original Issue Discount). The note has a maturity date of April 30, 2024. It accrues interest at a rate of 10% per year. The note also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average prices of the five trading days ending on the day immediately prior to the conversion date.

On April 1, 2023, the Company entered into a 20% OID Senior Secured Promissory Note with Cavalry Fund I LP. (“Cavalry”) in the amount of $120,000 (including a $20,000 Original Issue Discount). The note has a maturity date of March 31, 2024. It accrues interest at a rate of 10% per year. The note also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average prices of the five trading days ending on the day immediately prior to the conversion date.

On April 26, 2023, the Company entered into a 20% OID Senior Secured Promissory Note with Cavalry Fund I LP. (“Cavalry”) in the amount of $90,000 (including a $18,000 Original Issue Discount). The note has a maturity date of April 30, 2024. It accrues interest at a rate of 10% per year. The note also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average prices of the five trading days ending on the day immediately prior to the conversion date.

On April 5, 2023, the Company entered into a 20% OID Senior Secured Promissory Note with Evergreen Capital Management LLC. in the amount of $54,000 (including a $9,000 Original Issue Discount). The note has a maturity date of March 31, 2024. It accrues interest at a rate of 10% per year. The note also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date.

On April 26, 2023, the Company entered into a 20% OID Senior Secured Promissory Note with Evergreen Capital Management LLC. in the amount of $108,000 (including a $18,000 Original Issue Discount). The note has a maturity date of April 30, 2024. It accrues interest at a rate of 10% per year. The note also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date.

On April 17, 2023, the Company entered into a 20% OID Senior Secured Promissory Note with Seven Knots LLC. in the amount of $60,000 (including a $10,000 Original Issue Discount). The note has a maturity date of April 16, 2024. It accrues interest at a rate of 10% per year. The note also has a conversion feature, enabling it to convert into shares of the Company’s Common Stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date.

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

Overview of the Company

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

Legacy Business

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

Rohuma dba Kringle.ai was a California based software solutions company that enabled digital and mobile commerce by providing enterprise class applications that cover loyalty and rewards products, payments, online ordering, distribution logistics for retail and more. Kringle analyzed customers’ omni-channel behaviors and transactions. Using AI for digital commerce, Kringle was able to deliver real time, automated 1:1 recommendations and personalized content across all customer touch points.

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

TraQiQ operated the Mimo delivery and task service in India. This service ran on the TraQSuite platform. Mimo had 14,000+ independent contractors across India performing deliveries and fulfilling tasks for the largest corporations in the country. Our team at Mimo used a sophisticated technology platform and a smartphone app to get their tasks completed. This was coupled with a verification and billing system that allowed customers of all sizes to leverage this distribution infrastructure.

Mimo offered a broad set of services. These offerings could be classified into three broad categories:

●	Data collection and client verification (surveys, verification, on-boarding),

●	Cash management & handling services, and

●	Distribution and demand generation (order fulfilment, demand generation, delivery services for e-commerce companies)

Mimo assisted the delivery and pickup segment of the banking and insurance industry by performing verifications, field investigations for loan requests, business verifications and employment verification, and also collected documents, assisted in filling forms for banks, and completed data collection from customers.

Mimo worked with microfinance institutions to collect cash, such as loan payments, convert cash to digital means like debit cards, and conduct data collection and surveys.

For consumer goods companies, Mimo did promotional marketing, Last mile (hyper-local) delivery, merchant onboarding or activation, store audits, and route optimization for delivery. Mimo provided efficient end-to-end transshipment logistics. The framework managed and optimized last-mile delivery & e-commerce logistics across the entire distribution chain with transparency and seamless integration.

During the COVID-19 pandemic, Mimo leveraged video as a platform for verification and document delivery.

There were also data digitization tasks being done by Mimo task workers across the country. In a country like India where there are over 20 languages and multiple dialects, the task workers converted paper documents into electronic form in the same language or translated them into another language.

Mimo provided delivery and task worker solutions across India. Mimo works with Banking, Financial, Logistics and Distribution companies, to take their products and services to semi-urban and rural India. Mimo trained the agents in each Product or Service through an online and classroom training platform. The company powered the gig economy task workers throughout the country and provided a very valuable source of employment for young people who may or may not have a high school diploma.

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

Continuing Operations

Recoup Technologies, Inc.

Recoup Technologies, Inc. provides cutting-edge solutions based on patented technologies, to measure, analyze and manage the waste management process. Recoup’s products divert food waste from landfill, reduce costs, improve operations, and minimize negative environmental impact for organizations across the world. The company offers Products (Digestors) that convert food waste into grey water discharge that is safe to enter sewage systems. The company also provides accurate real-time information to eliminate the uncertainty about where food waste occurs, how much is being wasted and its associated value. A waste tracking process forecasts accurate supply chain and inventory needs, standardizes best practices for production, and improves future planning for the prevention of waste.

TraQiQ Solutions, Inc.

Ci2i was a services company founded in 1998 that developed and deployed intelligent technologies and products in order to meet the demand for sustainable, integrated solutions. Ci2i’s primary focus has been in the analytics and intelligence segments. The Company was investing significantly in building products in the area of supply chain and last mile delivery.

Ci2i’s cloud solutions and analytics services comprised software development, program management, project management, and business analytics services.

Going Concern

The Company has an accumulated deficit of $129,484,933 as of March 31, 2023 and a working capital deficit of $116,987,178, as of March 31, 2023, and a working capital deficit of $1,682,659 as of December 31, 2022. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and generate revenue and cash flow to meet its obligations on a timely basis. Management intends to seek additional funding through debt or equity financing during the next twelve months to source new inventory and generate revenue from product sales.

Discontinued Operations

As discussed in the consolidated financial statements, the Company sold Rohuma, Mimo and TSP in December of 2022. Additionally, the Company is shifting operations to waste management. As such, these businesses are reported as discontinued operations for the three months ended March 31, 2022. As required, the Company has retrospectively recast its consolidated statements of operations and balance sheets for the consolidated financial statements.

The retrospective recast of the company’s income statement and balance sheet for the quarter ended March 31, 2022 resulted in a loss on discontinued operations of $6,866,913 for the three months ended March 31, 2022. The Company has not segregated the cash flows of this business in the consolidated statements of cash flows. Management was also required to make certain assumptions and apply judgment to determine historical expenses related to the discontinued operations presented in prior periods. Unless noted otherwise, this discussion and analysis of our financial condition and results of operations refers to the Company’s continuing operations.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net income (loss) from discontinued operations presented separately in the consolidated statement of operations for the three months ended March 31, 2022:

	Rohuma	Mimo	TSP	Total
	March 31, 2022	March 31, 2022	March 31, 2022	March 31, 2022

REVENUE	$48,085	$64,652	$234,189	$346,886
COST OF REVENUE	79,065	145,960	135,687	360,712
GROSS PROFIT (LOSS)	(31,020)	(81,308)	98,502	(13,826)

OPERATING EXPENSES
Salaries and salary related costs	104,263	-	17,556	121,819
Professional fees	4,617	18,621	3,190	26,428
Rent expense	442	-	755	1,197
Depreciation and amortization expense	-	11,644	2,145	14,840
General and administrative expenses	4,502	5,809	17,385	27,696

Total Operating Expenses	114,875	36,074	41,031	191,980

OPERATING (LOSS) INCOME	(145,895)	(117,382)	57,471	(205,806)

OTHER INCOME (EXPENSE)
Loss from impairment of intangible assets	-	(776,263)	-	(776,263)
Loss from impairment of goodwill	(3,519,869)	(2,343,188)	-	(5,863,057)
Interest expense, net of interest income	(2,126)	(2,509)	(14,280)	(18,915)
Other income	154	45	2,608	2,807
Total other income (expense)	(3,521,841)	(3,121,915)	(11,672)	(6,655,428)

LOSS FROM DISTCONTINUED OPERATIONS, BEFORE PROVISION FOR INCOME TAXES	(3,667,736)	(3,239,297)	45,799	(6,861,234)
Provision for income taxes – discontinued operations	367	-	5,312	5,679
LOSS INCOME FROM DISTCONTINUED OPERATIONS	$(3,668,103)	$(3,239,297)	$40,487	$(6,866,913)

The following table presents a reconciliation of Rohuma, Mimo, and TSP net cash flows from operating, investing and financing activities for the periods indicated below:

March 31, 2022
Net cash (used in) provided by operating activities - discontinued operations	$409,295
Net cash (used in) provided by investing activities - discontinued operations	$-
Net cash provided by (used in) financing activities - discontinued operations	$(468,293)

Acquisition of Recoup Technologies, Inc.

On January 5, 2023, pursuant to an asset purchase agreement, dated December 30, 2022, we completed the acquisition of all of the Digester business assets of Recoup Technologies, Inc. (“Recoup” or the “Digester business”) for a purchase price of $18,371,421 consisting of the following:

Type of Consideration		Number of Shares	Fair Value
Cash			$150,000
Issuance of common stock	a.	15,686,926	$1,592,318
Issuance of series – B preferred stock	b.	1,250,000	$12,688,256
Liabilities assumed:
Michaelson Capital Senior Note	c.		$3,017,090
Accounts Payable and accrued expenses			$612,213
Contract liabilities			$311,544
Total consideration			$18,371,421

a.	This transaction was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended
b.	This transaction was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended
c.	Please see Note 12 – Notes Payable

The acquisition of Recoup was accounted for as a business combination in accordance with the acquisition method under the guidance in ASC 805-10 and 805-20. Accordingly, the total purchase consideration was allocated to intangible assets acquired based on their respective estimated fair values. The acquisition method of accounting requires, among other things, that assets acquired, and liabilities assumed, if any, in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, and timing.

The allocation of the purchase price in connection with the acquisition of Recoup was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Fixed assets – truck	$1,196	7
Inventory	379,718
Intellectual property	10,333,144	10
Tradenames	285,863	10
Noncompete agreement	78,615	5
Goodwill	7,292,885	Indefinite
	$18,371,421

Goodwill of $7,292,885 arising from the acquisition of Recoup consisted of new customer relationships for the Company, access to new product market opportunities, expected growth opportunities, and the residual value after all identifiable intangible assets were valued. Total acquisition costs for the acquisition of Recoup incurred were $86,116 recorded  as a component of General and administrative expenses.

The approximate revenue and gross profit for the acquired business as a standalone entity per ASC 805 from January 5, 2023 to March 31, 2023 was $64,611 and $29,158, respectively.

Results of Operations

Results of Operations and Financial Condition for the Three Months Ended March 31, 2023 as Compared to the Three Months Ended March 31, 2022

Revenue

For the three months ended March 31, 2023 compared to March 31, 2022, the Company’s revenues increased by $53,209, from $522 in Q1 2022 to $65,040 in Q1 2023. The increase is the result of the acquisition of Recoup on January 5, 2023, and the resulting revenue generated by Recoup.

Cost of Revenue

For the three months ended March 31, 2023 compared to March 31, 2022, the Company’s cost of revenue increased by $25,800, or 226%, from $11,416 in Q1 2022 to $37,216 in Q1 2023. The increase is due to the increased revenue caused by the implementation of the Recoup acquisition.

Operating Expenses

For the three months ended March 31, 2023 compared to March 31, 2022, the Company’s salary and salary related costs increased by $70,514, or 71%, from $100,016 to $170,530. The increase was due to the personnel costs associated with implementation of the Recoup acquisition.

For the three months ended March 31, 2023 compared to March 31, 2022, the Company’s professional fees decreased by $56,100, or 64%, from $88,051 to $31,951. The decrease can be attributed primarily to consulting fees incurred during 2022 in preparation for the disposal of the Company’s subsidiaries and acquisition.

For the three months ended March 31, 2023 compared to March 31, 2022, the Company’s depreciation and amortization expense increased by $409,788, from $0 to $409,788. The increase was primarily the result of the acquisition of Recoup’s intangible assets and the associated amortization of the intangibles.

For the three months ended March 31, 2023 compared to March 31, 2022, the Company’s general and administrative expenses increased by $84,933, or 311%, from $27,309 to $112,242. The increase was primarily due to increased insurance expenses and bad debt expense of $52,110.

Interest Expense

For the three months ended March 31, 2023 compared to March 31, 2022, the Company’s interest expense decreased by $307,618, or 66%, from $464,180 to $156,562. The decrease was due mainly to a decrease in debt instruments accruing interest on the Company’s Balance sheet.

Changes in Fair Value of Derivative Liabilities

For the three months ended March 31, 2023 compared to March 31, 2022, the Company’s change in the fair value of the derivative liability increased by $16,828,293, from $0 in Q1 2022 to an expense of $16,828,293 in Q1 2023 due to changes in the volatility of the Company’s share price over the period March 31, 2023 compared to March 31, 2022.

Net Loss from Continuing Operations

For the three months ended March 31, 2023 compared to March 31, 2022, the Company’s net loss from continuing operations increased by $111,173,161 from $691,060 in Q1 2022 to $111,864,221 in Q1 2023 due to the changes noted herein.

Liquidity and Capital Resources

As of March 31, 2023, current assets were $576,312 and current liabilities outstanding amounted to $117,465,564 which resulted in a working capital deficit of $116,889,252. As of December 31, 2022, current assets were $66,460 and current liabilities outstanding amounted to $1,682,659 which resulted in a working capital deficit of $1,682,659.

Net cash used in operating activities was $192,445 for the three months ended March 31, 2023 compared to $399,388 for the three months ended March 31, 2022. Cash used in operations for the three months ended March 31, 2023, was primarily due to a net loss of $111,864,221, and an increase in accounts receivable of $117,979; offset by a change in the fair value of the derivative liability and derivative expense of $111,011,754, depreciation and amortization expense of $250,994, amortization of discounts and convertible options on debt of $158,794, an increase in accounts payable, accrued expenses, and deferred taxes of $93,957, and an increase in accrued payroll and payroll taxes of $94,529.

Net cash used in operations for the three months ended March 31, 2022 was primarily due to a net loss of $917,348; offset mainly by amortization of discounts and convertible options on debt of $292,777, an increase in accounts payable, accrued expenses and deferred taxes of $84,422, stock-based compensation of $51,431, and a decrease in accounts receivable of $45,052.

Cash flows used for investing activities for the three months ended March 31, 2022, was limited to the $25,574 acquisition of fixed assets related to the Company’s Indian subsidiaries, which were disposed of in December of 2022 and are considered discontinued operations. Cash flows used in investing activities for the three months ended March 31, 2023 was limited to the cash consideration paid for the acquisition of Recoup of $150,000.

During the three months ended March 31, 2023, the cash flows from financing activities consisted of convertible note proceeds of $705,000; offset by payments on notes payable of $163,814 and payments for convertible notes of $60,480. Net cash provided by financing activities for the three months ended March 31, 2022 consisted of proceeds received from long-term debt of $344,652, and proceeds received from related party notes of $205,836. These cash flows were offset by repayments of $63,973 in related party notes and $58,615 in long-term debt during the three months ended March 31, 2022. In addition, for the three months ended March 31, 2022 there was an increase in the cash overdraft of $48,400.

The company had $986 and $7,991 of cash payments for interest expense for the three months ended March 31, 2023 and 2022, respectively. As well as $0 and $5,679 of cash payments for income taxes for the three months ended March 31, 2023 and 2022, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended March 31, 2023, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

TraQiQ, Inc.

Date: May 18, 2023	By:	/s/ Ajay Sikka
Ajay Sikka
Chief Executive Officer (principal executive officer)

Date: May 18, 2023	By:	/s/ Ajay Sikka
Ajay Sikka
Chief Financial Officer (principal financial and accounting officer)

