Form 10-Q
period 2023-06-30
TRAQIQ, INC.
filed 2023-10-06
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-56148

TRAQIQ, INC.

(Exact Name of Registrant as Specified in Its Charter)

California	30-0580318
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1931 Austin Drive Troy, Michigan	48083
(Address of Principal Executive Office)	(Zip Code)

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of October 6, 2023, was 15,134,545.

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

3

Item 1. Financial Statements

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$236,815	$26,650
Accounts receivable, net	885,628	517,583
Subscription receivable	-	200,000
Other receivables	11,763	1,241
Prepaid expenses and other current assets	194,087	128,689
Inventory	455,088	-
Total Current Assets	1,783,381	874,163

Property and equipment, net	5,626,744	5,643,941
Intangible assets, net	11,192,378	687,500
Goodwill	6,650,621	-
Other assets	8,251	8,251
Operating lease right-of-use asset, net	1,717,736	194,112
Total Non-current Assets	25,195,730	6,533,804

TOTAL ASSETS	$26,979,111	$7,407,967

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$2,455,803	$736,658
Customer deposits	312,544	-
Accrued payroll and related taxes	192,995	50,983
Derivative liability	209,519	-
Convertible notes payable, net of discounts	2,393,020	-
Convertible notes payable, net of discounts – related party	445,117	-
Notes payable, net of discounts	3,878,700	1,098,158
Notes payable, net of discounts – related party	653,470	-
Operating lease liability, current	349,651	95,243
Total Current Liabilities	10,890,819	1,981,042

Notes payable, net of current portion and discounts	2,539,824	2,785,531
Operating lease liability, net of current portion	1,437,237	115,290
Total Non-current Liabilities	3,977,061	2,900,821

Total Liabilities	14,867,880	4,881,863

STOCKHOLDERS’ EQUITY
Member’s equity	-	2,526,104
Preferred stock, 10,000,000 shares authorized:
Preferred stock, par value, $0.0001, Series A Convertible Preferred, 0 and 0 shares issued and outstanding	-	-
Preferred stock, par value, $0.0001, Series B Convertible Preferred, 1,470,135 and 0 shares issued and outstanding, respectively	147	-
Preferred stock, par value, $0.0001, Series C Convertible Preferred, 701,000 and 0 shares issued and outstanding, respectively	70	-
Common stock, par value, $0.0001, 300,000,000 shares authorized, 34,252,778 and 0 issued and outstanding, respectively	3,425	-
Additional paid in capital	35,676,238	-
Accumulated deficit	(23,568,649)	-

Total Stockholders’ Equity	12,111,231	2,526,104

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,979,111	$7,407,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

	For the Six Months Ended			For the Three Months Ended
	June 30,			June 30,
	2023	2022		2023	2022
Revenue	$2,961,572		$1,569,853	$1,827,245		$919,738
Cost of Revenues	2,741,058		1,650,046	1,544,103		917,209
Gross Profit (Loss)	220,514		(80,193)	283,142		2,529

Operating Expenses
Salary and salary related costs	618,647		204,374	429,330		107,390
Stock-based compensation	5,588,207		-	5,588,207		-
Professional fees	924,671		23,447	729,892		7,817
Depreciation and amortization	248,540		-	241,665		-
General and administrative expenses	414,052		124,847	282,401		62,564
Total Operating Expenses	7,794,117		352,668	7,271,496		177,771

OPERATING LOSS	(7,573,603)		(432,861)	(6,988,354)		(175,242)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	9,652		-	9,652		-
Interest expense, net of interest income	(438,832)		(74,610)	(359,180)		(43,056)
Other income	103,421		660,837	103,121		(122,463)
Goodwill impairment	(15,669,287)		-	(15,669,287)		-
Total other income (expense)	(15,995,046)		586,227	(15,915,694)		(165,519)

Net income (loss) before provision for income taxes	(23,568,649)		153,366	(22,904,048)		(340,761)
Provision for income taxes	-		-	-		-
Net income (loss)	$(23,568,649)		$153,366	$(22,904,048)		$(340,761)

Net income (loss) per share
Basic and diluted	$(0.69)	$	N/A	$(0.67)	$	N/A

Weighted-average common shares outstanding
Basic and diluted	33,959,755		N/A	33,959,755		N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

	Members’ Equity	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Accumulated
	(Deficiency)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance - January 1, 2023	$2,526,104	-	-	-	-	-	$-	-	$-	$-	$	$2,526,104
Settlement of note due to contribution	170,000	-	-	-	-	-	-	-	-	-	-	170,000
Net loss	(664,601)	-	-	-	-	-	-	-	-	-		(664,601)
Balance - March 31, 2023	2,031,503	-	-	-	-	-	-	-	-	-		2,031,503
Effect of reverse acquisition	(2,031,503)	-	-	1,470,135	147	630,900	63	33,952,778	3,395	30,088,068	(664,601)	27,395,569
Share-based compensation	-	-	-	-	-	70,100	7	300,000	30	5,588,170	-	5,588,207
Net loss	-	-	-	-	-			-	-	-	(22,904,048)	(22,904,048)
Balance - June 30, 2023	$-	-	$-	1,470,135	$147	701,000	$70	34,252,778	$3,425	$35,676,238	$(23,568,649)	$12,111,231

	Members’	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance - January 1, 2022	$(2,038,379)	-	-	-	-	-	$-	-	$-	$-	$-	$(2,038,379)
Net income	494,127	-	-	-	-			-	-	-	-	494,127
Balance - March 31, 2022	(1,544,252)	-	-	-	-	-	-	-	-	-	-	(1,544,252)
Net loss	(340,761)	-	-	-	-	-	-	-	-	-	-	(340,761)
Balance - June 30, 2022	$(1,885,013)	-	$-	-	$-	-	$-	-	$-	$-	$-	$(1,885,013)

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Six Months Ended June 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(23,568,649)	$153,366
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Goodwill impairment	15,669,287	-
Employee retention credit	-	422,845
Forgiveness of debt	(91,804)	(812,305)
Stock-based compensation	5,588,207	-
Depreciation and amortization	368,556	134,420
Change in fair value of derivative liability and derivative expense	(9,652)	-
Amortization of discounts and convertible options on debt	80,281	-
Loss on sale of assets	-	151,767
Changes in assets and liabilities
Accounts receivable	1,293	21,487
Subscription receivable	200,000	-
Prepaid expenses and other current assets	(47,583)	(39,860)
Other receivables	(10,522)	(88,777)
Inventory	(39,042)	-
Other assets	-	1,000
Right-of-use asset	111,711	40,323
Accounts payable and accrued expenses	919,472	160,201
Customer deposits	1,000	-
Accrued payroll and payroll taxes	120,935	14,207
Operating lease liability	(58,980)	(41,718)
Total adjustments	1,198,284	66,863
Net cash (used in) provided by operating activities	(765,490)	116,956

CASH FLOWS FROM INVESTING ACTIVITES
Net cash received in reverse acquisition	69,104	-
Acquisition of property and equipment	(173,626)	(1,347,989)
Proceeds from disposal of fixed assets		281,819
Net cash (used in) investing activities	(104,522)	(1,066,170)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from convertible notes	980,000	-
Repayments of convertible notes	(62,003)	-
Proceeds from convertible notes – related party	300,000	-
Proceeds from notes payable – related party	653,470	259,000
Repayments of note payables – related parties	-	(73,780)
Proceeds from notes payable	-	1,348,157
Repayments of note payable	(791,290)	(326,484)
Net cash provided by financing activities	1,080,177	1,206,893

NET INCREASE IN CASH AND CASH EQUIVALENTS	210,165	257,679

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	26,650	33,579

CASH AND CASH EQUIVALENTS - END OF PERIOD	$236,815	$291,258

CASH PAID DURING THE PERIOD FOR:
Interest expense	$227,590	$64,101
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash transactions related to reverse acquisition	$27,162,222	-
Settlement of note payable	$170,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAQIQ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

TraQiQ, Inc. (“TraQiQ” or along with its wholly owned subsidiaries, referred to herein as the “Company”) is engaged in the full-service solution of waste management. The Company is based out of Troy, Michigan and offers a comprehensive package of waste reduction, collection, recycling, and technology-enabled solutions to support customer demand. The Company operates two distinct lines of business. The Company’s wholly-owned subsidiary, Titan Trucking, LLC (“Titan”), is a non-hazardous solid waste management company providing waste and recycling collection and transportation services for industrial generators, commercial contractors and transfer station operators in Michigan. Titan maintains a fleet of roll off and tractor trailer trucks to perform its services. The Company’s wholly-owned subsidiary Recoup Technologies, Inc. (“Recoup”), provides technology-enabled solutions for food waste processing, including onsite digestors for food waste along with cloud-based software tracking and analytics solutions.

On May 19, 2023, the Company completed its acquisition of Titan and Titan’s wholly owned subsidiary, Senior Trucking, LLC (“Senior”). In accordance with ASC 805 - Business Combinations (“ASC 805”), the transaction was treated as a reverse acquisition for financial reporting purposes, with TraQiQ treated as the legal acquirer and Titan treated as the accounting acquirer. TraQiQ remains the continuing registrant and reporting company . Accordingly, the historical financial and operating data of the Company, which covers periods prior to the closing date of the Titan Merger, reflects the assets, liabilities, and results of operations for Titan and does not reflect the assets, liabilities and results of operations of TraQiQ for the periods prior to May 19, 2023 (Note 3 – Business Combinations).

March 31, 2023 Financial Statements

In connection with the preparation of the Company’s condensed consolidated financial statements, (collectively, “the financial statements”) as of June 30, 2023, the Company identified errors in its previously-issued financial statements as of and for the period ending March 31, 2023. Management determined that these financial statements incorrectly accounted for the January 5, 2023, acquisition of the Recoup digester business assets as a business combination instead of as an asset acquisition under the guidance enumerated in FASB ASC 805. The result of the change was to remove goodwill previously recorded ($7.2 million) as part of the transaction and allocate that value to the intellectual property intangible asset. The Company also determined that the Black-Scholes model used to previously value the derivative liability was not appropriate and subsequently utilized a Monte Carlo pricing model, to more appropriately reflect the variability in the derivative. This resulted in a $112 million reduction of the derivative liability at March 31, 2023. The Company’s management and the audit committee of the Company’s Board of Directors concluded that due to the correction of the errors that were discovered, the previously issued unaudited financial statements and other financial information contained in the Company’s Quarterly Reports on Forms 10-Q for the fiscal period ended March 31, 2023 should no longer be relied upon.

The Company’s acquisition of Titan on May 19, 2023 (Note 3 – Business Combinations) (the “Titan Merger”) was treated as a reverse acquisition under ASC 805 for financial reporting purposes, with TraQiQ as the legal acquirer and Titan as the accounting acquirer. Titan’s historical consolidated financial statements have replaced TraQiQ’s historical consolidated financial statements with respect to periods prior to the completion of the Titan Merger. Therefore, management believes the accounting errors identified do not impact the historical consolidated financial statements presented herein.

Going Concern

The Company’s consolidated financial statements as of June 30, 2023 and December 31, 2022 are prepared using accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern. This contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.

For the six months ended June 30, 2023, the Company had a net loss of $23,568,649. The working capital of the Company was a deficit of $9,107,438 as of June 30, 2023 (deficit of $1,106,879 as of December 31, 2022). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after that date that the financial statements are issued.

Management’s plans include raising capital through issuances of equity and debt securities, and minimizing operating expenses of the business to improve the Company’s cash burn rate. In July 2023, the Company converted $1,944,000 of principal and $126,323 of accrued interest related to its outstanding convertible note payables into common stock, resulting in the extinguishment of almost all of the Company’s convertible note embedded derivative liabilities (Note 16 – Subsequent Events). In addition, the Company has been successful in attracting substantial capital from investors interested in the current public status of the Company that has been used to support its ongoing cash outlays (Note 16 – Subsequent Events). The Company believes, but cannot guarantee, it will continue to be able to attract capital from outside sources as it pursues a move to a national stock exchange. The Company has engaged a qualified investment bank to assist in the uplisting of its common stock and simultaneous raise of capital. In addition, the Company’s revenue continues to grow and management expects the Company to shrink its net losses over the upcoming quarters through organic and acquisitive growth. The Company has identified a plan to decrease expenses going forward to reduce its cash burn.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and notes for complete financial statements. In the opinion of management, all adjustments (consistent of normal recurring accruals and adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included. Results for the interim periods should not be considered indicative of results to be expected for a full year. The Company adopted a December 31 fiscal year-end for financial statement purposes.

Principles of Consolidation and Basis of Accounting

The consolidated financial statements include the accounts of TraQiQ, Inc and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated. The Company’s policy is to prepare its consolidated financial statements on the accrual basis of accounting, whereby revenue is recognized when earned and expenses are recognized when incurred.

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Business Combinations

Under the guidance enumerated in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business and is accounted for as an asset acquisition at which point, the acquirer measures the assets acquired based on their cost, which is allocated on a relative fair value basis.

Business combinations are accounted for utilizing the fair value of consideration determined by the Company’s management and external specialists. The Company recognizes estimated fair values of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date. Goodwill is recognized as any excess in fair value over the net value of assets acquired and liabilities assumed.

Cash and cash equivalents

The Company considers all highly-liquid money market funds and certificates of deposit with original maturities of less than three months to be cash equivalents. The Company maintains its cash balances with various banks. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2023 and December 31, 2022, the Company had no amounts above this amount.

Accounts Receivable, net

Accounts receivables are recorded at the amount the Company expects to collect on the balance outstanding at year-end. Management closely monitors outstanding balances during the year and allocates an allowance account if appropriate. The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables and contract assets. The Company considers historical collection rates, the current financial status of its customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, the Company believes that the carrying value, net of expected losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments.

As of June 30, 2023 and December 31, 2022, the Company allocated $77,690 to the allowance for credit loss. The Company writes off bad debts as they occur during the year.

Subscriptions Receivable

Subscription receivable consists of units that have been issued with subscriptions that have not yet been settled. As of June 30, 2023 and December 31, 2022, there were $0 and $200,000, respectively, in subscriptions that had not yet settled. Subscriptions receivable are carried at cost which approximates fair value.

Inventory

Inventories primarily consist of parts for our digester business purchased for resale. Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Management reviews the age of inventories for obsolescence and determined that a reserve for obsolescence was not required as of June 30, 2023.

Property and Equipment, net

Property and equipment is stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in the condensed consolidated statement of operations or the period in which the disposal occurred. The Company utilizes a useful life ranging from 5 to 25 years for its trailers, tractors, shop equipment, leasehold improvements, and containers.

Management regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management’s assessment, there were no indicators of impairment of the Company’s property and equipment as of June 30, 2023 and December 31, 2022.

Finite Long-lived Intangible Assets, Net

Finite long-lived intangible assets are recorded at their estimated fair value at the date of acquisition. Finite long-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Management annually evaluates the estimated remaining useful lives of the finite intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization. Titan acquired the finite intangible asset, customer lists, as part of the acquisition of WTI Global, Inc. during the year ended December 31, 2022. The Company also recognized finite intangible intellectual property, noncompete agreement and tradename assets from its reverse acquisition with Titan (Note 3 – Business Combinations).

Finite long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. Management assessed and concluded that no impairment write-down would be necessary for finite long-lived intangible assets as of June 30, 2023 and December 31, 2022.

The Company amortizes these intangible assets on a straight-line basis over their estimated useful lives, as stated below:

Finite Long-lived Intangible Assets Categories	Estimated Useful Life
Customer Lists	10 Years
Intellectual Property	10 Years
Noncompete agreement	5 Years
Tradenames	10 Years

Goodwill

Goodwill represents the excess of the acquisition price of a business over the fair value of identified net assets of that business. Goodwill has an indefinite lifespan and is not amortized. We evaluate goodwill for impairment at least annually and record an impairment charge when the carrying amount of a reporting unit with goodwill exceeds the fair value of the reporting unit. The Company has two reporting units, Titan and Recoup.

The Company assesses qualitative factors to determine if it is necessary to conduct a quantitative goodwill impairment test. If deemed necessary, a quantitative assessment of the reporting unit’s fair value is conducted and compared to its carrying value in order to determine the impairment charge. Due to the reverse acquisition with Titan, the Company recognized goodwill of $22,319,908 for the Recoup reporting unit on the condensed consolidated balance sheet (Note 3 - Business Combinations). As a result of the historical net losses of TraQiQ, the Company concluded it was more likely than not that the fair value of the reporting unit was less than it’s carrying amount. Therefore, the Company performed an impairment assessment of the goodwill.

The fair value of the Recoup reporting unit was estimated using an income approach and included assumptions related to estimates of future revenue and operating expenses, long-term growth rates, a technology obsolescence rate, and a discount rate. As of June 30, 2023, the quantitative impairment test indicated a fair value of the reporting unit that was lower than it’s carrying value, and as a result, the goodwill was impaired with an impairment expense of $15,669,287 (Note 6 - Goodwill).

Leases

The Company assesses whether a contract is or contains a lease at inception of the contract and recognizes right-of-use assets (“ROU”) and corresponding lease liabilities at the lease commencement date. The lease term is used to calculate the lease liability, which includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The leases the Company currently holds do not have implicit borrowing rates, therefore the Company utilizes its incremental borrowing rate to measure the ROU assets and liabilities. Operating lease expense is generally recognized on a straight-line basis over the lease term. All leases that have lease terms of one year or less are considered short-term leases, and therefore are not recorded through a ROU or liability.

The Company has elected to apply the practical expedient to not separate the lease and non-lease components of a contract, which ultimately results in a higher amount of total lease payments being included within the present value calculation of the lease liability.

Loan Origination Fees

Loan origination fees represent loan fees, inclusive of original issue discounts, relating to convertible note payables and note payables granted to the Company. The Company amortizes loan origination fees over the life of the note (Note 9 – Note Payables and Note 10 – Convertible Note Payables). Amortization expense of loan issuance fees for the six months ended June 30, 2023 and 2022 was $70,997 and $0, respectively. The net amounts of $642,654 and $93,744 were netted against the outstanding notes payable as of June 30, 2023 and December 31, 2022, respectively.

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

Financial instruments classified as Level 1 quoted prices in active markets include cash and cash equivalents.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management for the respective periods. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, short-term notes payable, accounts payable and accrued expenses. The carrying value of long-term debt approximates fair value, as the variable interest rates approximate current market rates. The Company measured its derivative liabilities at fair value on a recurring basis using level 3 inputs.

Convertible Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with the FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded in earnings each period as non-operating, non-cash income or expense. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Embedded conversion options and any related freestanding instruments are recorded as a discount to the host instrument. The Company allocates proceeds based on the relative fair values of the debt and equity components.

Valuations derived from various models are subject to ongoing internal and external verification and review. The Company determined the fair value of the derivative liability as of June 30, 2023 using the Black-Scholes pricing model for its derivative liability from warrants and a Monte Carlo pricing model for its derivative liabilities from convertible note payables. The inputs used involve management’s judgement and may impact net income (loss).

Revenue Recognition

The Company records revenue based on a five-step model in accordance with FASB ASC 606, Revenue from Contracts with Customers, which requires the following:

1. Identify the contract with a customer.

2. Identify the performance obligations in the contract.

3. Determine the transaction price of the contract.

4. Allocate the transaction price to the performance obligations in the contract.

5. Recognize revenue when the performance obligations are met or delivered.

The Company’s operating revenues are primarily generated from fees charged for the collection and disposal of waste. Revenues are recognized at a point in time immediately after completion of disposal of waste at a landfill or transfer station. Revenues from collection operations are influenced by factors such as collection frequency, type of collection furnished, type and volume or weight of the waste collected, distance to the disposal facility or material recovery facility and disposal costs. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, including the cost of loading, transporting, and disposing of the solid waste at a disposal site. The fees charged for services generally include environmental, fuel charge and regulatory recovery fees, which are intended to pass through to customers direct and indirect costs incurred. For waste collection and disposal services the Company invoices its customers with standard 30-day payment terms without any significant financing terms.

The Company also recognizes operating revenues from its product sales, such as sales of digester equipment and parts. Performance obligations from product sales are satisfied at the point in time when products are shipped to the customer, which is when the customer has title and control. Therefore, the Company’s product sale contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of products. When revenue is earned on digester equipment related services, such as management advisory fees and digester maintenance and repair services, fees are recognized as the services are performed based on service milestones. For product sales, the Company invoices its customers with standard 30-day payment terms without any significant financing terms.

The following is a summary of revenue disaggregated by type for the six and three months ended June 30, 2023 and 2022:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Product sales	$184,175	$-	$184,139	$-
Waste collection and disposal	2,777,397	1,569,853	1,643,106	919,738
Total revenue	$2,961,572	$1,569,853	$1,827,245	$919,738

Concentration Risk

The Company performs a regular review of customer activity and associated credit risks.

As of June 30, 2023, two customers accounted for approximately 43% of accounts receivable. As of December 31, 2022, one customer accounted for approximately 63% of accounts receivable.

During the six months ended June 30, 2023, one customer accounted for approximately 42% of total revenues generated. During the six months ended June 30, 2022, one customer accounted for approximately 55% of total revenues generated. During the three months ended June 30, 2023, one customer accounted for approximately 34% of total revenues generated. During the three months ended June 30, 2022, one customer accounted for approximately 53% of total revenues generated.

The Company maintains positive customer relationships and continually expands its customer base, mitigating the impact of any potential concentration risks that exist.

Basic and Diluted Loss per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2023 and December 31, 2022, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2023	2022
Series B preferred stock	147,013,500	-
Series C preferred stock	7,010,000	-
Restricted stock awards	5,005,000	-
Warrants	108,734	-
Convertible notes	127,031,864	-
Total common stock equivalents	286,169,098	-

As further described in Note 3, under applicable accounting principles, the historical financial results of Titan prior to May 19, 2023 replace the historical financial statements for the period prior to May 19, 2023. Titan’s equity structure, prior to the combination with the TraQiQ, was a limited liability company, resulting in all components of equity attributable to the members being reported within Member’s Equity. Given that Titan was a limited liability company, net loss prior to the reverse acquistion is not applicable for purposes of calculating loss per share.

Income Taxes and Uncertain Tax Positions

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

The Company follows FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes”. This requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates their tax positions on an annual basis.

TraQiQ, Inc. files a tax return in the U.S. federal tax jurisdiction and various state tax jurisdictions. Prior to the sale of its subsidiary TraQiQ Solutions, Inc., (Note 16 – Subsequent Events) TraQiQ Inc. and TraQiQ Solutions Inc filed a consolidated tax return in the U.S. federal tax jurisdiction and various state tax jurisdictions. Recoup files a tax return in the U.S. federal tax jurisdiction and the State of Delaware. Prior to the Titan Merger, Titan, with consent from its shareholders, had elected under the Internal Revenue Code to be an “S” corporation. In lieu of corporation income taxes, the shareholders of an “S” corporation are taxed on their proportionate share of the Company’s taxable income. For U.S. federal income tax purposes, the Titan Merger qualified as a tax-free “reorganization”. Therefore, following the Titan Merger, Titan is to be taxed as a “C” corporation in the U.S. federal tax jurisdiction and in various state tax jurisdictions.

The U.S. federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Advertising and Marketing Costs

Costs associated with advertising are charged to expense as occurred. For the three and six months ended June 30, 2023 and 2022, the advertising and marketing costs were $12,560 and $13,908 and $1,209 and $1,654, respectively.

Recently Issued Accounting Standards

The Company has reviewed the recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC and determined that these pronouncements do not have a material impact on the Company’s current or anticipated consolidated financial statement presentation or disclosures.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”), which requires the measurement of expected credit losses for financial instruments carried at amortized cost, such as accounts receivable, held at the reporting date based on historical experience, current conditions, and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The Company adopted this ASU as of January 1, 2023. The adoption did not have a material impact on the Company’s financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for smaller reporting companies with fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted. The Company adopted ASU 2020-06 effective January 1, 2023. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

NOTE 3 – BUSINESS COMBINATIONS

Titan Trucking, LLC Reverse Acquisition

The Company, the Company’s subsidiary Titan Merger Sub Corp. (“Merger Sub”), Titan and the owners of Titan (“Titan owners”) entered into a merger agreement (the “Titan Merger Agreement”) on May 19, 2023 (the “acquisition date”). Pursuant to the terms of the Titan Merger Agreement, Merger Sub was merged with and into Titan on the acquisition date with Titan surviving as a wholly-owned subsidiary of the Company (the “Titan Merger”). For U.S. federal income tax purposes, the Titan Merger qualified as a tax-free “reorganization”. Under the terms of the Titan Merger Agreement, the Company agreed to pay the Titan owners 630,900 shares of the Company’s Series C Preferred Stock. Concurrent to the Titan Merger, the Company’s chief executive officer and one of the Company’s directors resigned from their respective positions and a new chief executive officer, chief operating officer and chief financial officer were appointed. Additionally, the new chief executive officer and chief operating officer were both appointed as directors of the Company. The Company additionally agreed to issue stock compensation in the form of 70,100 shares of the Company’s Series C Preferred Stock to the new chief executive officer (Note 14 – Stock-Based Compensation).

In accordance with ASC 805 – Business Combinations, the Titan Merger was accounted for as a reverse acquisition with Titan being deemed the accounting acquirer of TraQiQ. Titan, as the accounting acquirer, recorded the assets acquired and liabilities assumed of TraQiQ at their fair values as of the acquisition date. Titan’s historical consolidated financial statements have replaced TraQiQ’s historical consolidated financial statements with respect to periods prior to the completion of the Titan Merger with retroactive adjustments to Titan’s legal capital to reflect the legal capital of TraQiQ. TraQiQ remains the continuing registrant and reporting company.

Titan was deemed to be the accounting acquirer based on the following facts and circumstances: (1) the Titan owners owned approximately 65% of the voting interests of the combined company immediately following the transaction; (2) the Titan Merger resulted in significant changes to the combined company’s Board of Directors; (3) the Titan Merger resulted in significant changes to the management of the combined company.

The Company accounted for the Titan Merger as a reverse acquisition using acquisition accounting. Because the Titan Merger qualifies as a reverse acquisition and given that Titan was a private company at the time of the Titan Merger and therefore its value was not readily determinable, the fair value of the merger consideration was deemed to be equal to quoted market capitalization of the Company at the acquisition date. The purchase consideration was as follows:

TraQiQ, Inc. market capitalization at closing	$27,162,222
Total purchase consideration	$27,162,222

The Company recorded all tangible and intangible assets and liabilities at their preliminary estimated fair values on the acquisition date. The Company is currently in the process of finalizing the estimated fair values with a third-party specialist. The following represents the allocation of the estimated purchase consideration:

Preliminary
Estimated
Description	Fair Value

Assets:
Cash	$69,104
Accounts receivable	369,338
Prepaid expenses and other current assets	17,893
Inventory	416,046
Fixed assets	1,134
Intangible assets	10,681,477
Goodwill	22,319,908
$33,874,900

Liabilities:
Accounts payable and accrued expenses	$(1,009,993)
Customer deposits	(311,544)
Accrued payroll and related taxes	(21,077)
Derivative liability	(219,171)
Convertible notes payable	(1,466,382)
Convertible notes payable – related parties	(102,851)
Notes payable	(3,579,160)
Notes payable – related parties	(2,500)
$(6,712,678)

Net fair value of assets (liabilities)	$27,162,222

The Company assessed the fair values of the tangible and intangible assets and liabilities and the amount of goodwill to be recognized as of the acquisition date. Fair values are preliminary and were based on management’s estimates and assumptions. The intangible assets acquired were specific to the Company’s Recoup subsidiary.

The preliminary fair value of the intellectual property intangible asset was measured using the multiple periods excess earnings method (“MPEEM”). Significant inputs used to measure the fair value include an estimated useful life of ten (10) years, an estimate of projected revenue and costs associated with existing customers, an estimated technology obsolescence adjustment, and a discount rate of 19.8%.

The preliminary fair value of the tradenames intangible asset was measured using the relief from royalty method. Significant inputs used to measure the fair value include an estimated projected revenue from the tradename, a pre-tax royalty rate of 1%, and a discount rate of 19.8%.

The preliminary fair value of the noncompete agreement intangible asset was measured with a discounted cash flow analysis that compared projected cash flows during the noncompete agreement period with and without the agreement. Significant inputs used to measure the fair value include an estimate of time for the parties involved to identify the product, bring in the technology, and start the manufacturing process. As well as the estimated risk that the parties involved would choose to compete without the agreement in place and a discount rate of 19.8%. The noncompete agreement prevents the parties involved from directly or indirectly, engaging in, or be interested in, any business or entity that engages in any business substantially similar to the Recoup Digester business for a period of five (5) years.

Goodwill arising from the acquisition consisted of new customer relationships for the Company, access to new product market opportunities and expected growth opportunities. Total acquisition costs incurred were approximately $450,000 recorded as component of professional fees expenses.

The approximate revenue and gross profit for TraQiQ (excluding the operations of Titan) from May 19, 2023 through June 30, 2023 was $184,175 and $85,587, respectively.

The following supplemental pro-forma financial information approximate combined financial information assumes that the acquisition had occurred at the beginning of the year ended December 31, 2022:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2023	2022
Total revenue	$3,330,079	$4,204,694
Net loss	$(3,835,160)	$(24,337,792)
Pro forma loss per common share	$(0.11)	$(5.52)
Pro forma weighted average number of common shares basic and diluted	33,959,755	4,410,595

The pro forma combined results of operations for the year ended December 31, 2022, include stock-based compensation of $5,608,000 and goodwill impairment expense of $15,669,287. The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred, nor are they necessarily indicative of future consolidated results.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Fixed assets consist of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Containers	$1,520,886	$1,397,311
Trucks and tractors	4,138,215	4,086,968
Trailers	1,197,357	1,197,357
Shop equipment	40,380	40,380
Leasehold improvements	$19,589	$19,589
	6,916,427	6,741,605
Less accumulated depreciation	(1,289,683)	(1,097,664)
Net book value	$5,626,744	$5,643,941

Depreciation expenses for the three and six months ended June 30, 2023 were $97,162 and $191,956. Depreciation expenses for the three and six months ended June 30, 2022 were $67,372 and $134,420, respectively.

On June 10, 2022, Titan entered into an asset purchase agreement with Century Waste Management (“Century”) for consideration of approximately $1,805,420. The entire purchase price agreement was allocated as fair value to the equipment acquired; no goodwill or intangible assets were determined to be transferred as part of the sale. In order to fund the asset purchase from Century, Titan entered into several private equipment financing agreements (Note 9 – Notes Payable).

NOTE 5 – INTANGIBLES, NET

Intangible assets consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Customer Lists	$687,500	$687,500
Intellectual Property	10,333,144	-
Tradenames	275,447	-
Noncompete Agreement	72,886	-
Less: accumulated amortization	(176,599)	-
Net book value	$11,192,378	$687,500

Amortization expense from intangible assets was $176,599 and $0 for the six months ended June 30, 2023 and 2022, respectively, and $169,724 and $0 for the three months ended June 30, 2023 and 2022.

On December 9, 2022, Titan entered into a purchase agreement with WTI Global, Inc. (the “seller” or “WTI”) for consideration of approximately $687,500 in exchange for intangible assets. The entire purchase consideration was allocated as fair value to the customer lists acquired from the seller. The $687,500 was funded through a combination of a note payable to the seller of $170,000 and an equity infusion from a member of Titan for $517,500. See Note 9 and 10 for further details.

As a result of the Titan Merger, the Company recorded $10,333,144 of intellectual property, $275,447 of tradenames, and a $72,886 noncompete agreement on the acquisition date (Note 3 – Business Combinations).

Future amortization expense from intangible assets as of June 30, 2023 were as follows:

For the Year Ended,
December 31,
Remainder of 2023	$597,597
2024	1,188,698
2025	1,185,450
2026	1,185,450
2027	1,185,450
Thereafter	5,849,733
Total remaining amortization expense	$11,192,378

NOTE 6 – GOODWILL

The Company has two reporting units, Titan and Recoup. As of June 30, 2023 and December 31, 2022, the goodwill for both reporting units was $0 and $0, respectively. Due to the Titan Merger and the resulting recognition of goodwill from the reverse acquisition, the Company recognized goodwill of $22,319,908 for the Recoup reporting unit on the Titan Merger acquisition date.

As a result of the historical net losses of TraQiQ, the Company concluded it was more likely than not that the fair value of the reporting unit was less than it’s carrying amount. Therefore, the Company performed an impairment assessment of the goodwill.

The fair value of the Recoup reporting unit was estimated using an income approach and included assumptions related to estimates of future revenue and operating expenses, long-term growth rates, a technology obsolescence rate, and a discount rate. As of June 30, 2023, the quantitative impairment test indicated a fair value of the reporting unit that was lower than it’s carrying value, and as a result, the goodwill was impaired with an impairment expense of $15,669,287.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Detail of accounts payable and accrued expenses as of June 30, 2023, and 2022 was as follows:

	June 30,	December 31,
	2023	2022
Accounts payable	$2,020,250	$669,231
Credit card payable	160,767	29,454
Accrued interest	122,886	12,298
Accrued expenses and other payables	151,900	25,675
Total accounts payable and accrued expenses	$2,455,803	$736,658

NOTE 8 – LEASES

As of June 30, 2023, Titan maintains two leases classified as operating leases. Leases with an initial term of 12 months or less or leases that are immaterial are not included on the consolidated balance sheets.

Titan has a 62-month lease in Troy, Michigan which expires on January 15, 2025. The monthly payments were initiated on February 15, 2020 at $8,251 after a 2-month rent abatement period. Straight rent was calculated at $8,479 per month. The total remaining operating lease expenses through expected termination date on the lease are approximately $161,000.

On April 1, 2023, Titan entered into a 60-month lease in Detroit, Michigan, with a related party through common ownership, which expires on March 31, 2028. The lease has the option to renew for an additional 5 years given proper notice. The monthly payments were initiated on May 1, 2023 after a 1-month rent abatement period. Straight rent was calculated at $33,564 per month. The total remaining operating lease expenses expected through termination date on the lease are approximately $1,913,200. The supplemental cash flow impact of the right-of-use asset exchanged for new lease obligations was $1,635,335.

	June 30,	December 31,
	2023	2022
Weighted average remaining lease term (in years)	4.46	2.08
Weighted average discount rate	7.92%	7.57%

Future minimum lease payments required under operating leases on an undiscounted cash flow basis as of June 30, 2023 were as follows:

For the Year Ended,
December 31,
Remainder of 2023	$229,096
2024	508,481
2025	421,498
2026	427,670
2027	443,707
Thereafter	112,968
Total minimum lease payments	2,143,420
Less: imputed interest	(356,532)
Present value of future minimum lease payments	1,786,888

Current operating lease liabilities	$349,651
Non-current operating lease liabilities	$1,437,237

The Company had operating lease expenses of $152,333 and $50,745 for the six months ended June 30, 2023 and 2022, respectively, and $124,780 and $25,879 for the three months ended June 30, 2023 and 2022, respectively. The Company records operating lease expense as a component of general and administrative expenses on the statement of operations.

NOTE 9 – NOTES PAYABLE

The Company borrows funds from various creditors to finance its equipment, operations, and acquisitions. The collateralized loans below are secured by interest in the financed equipment.

The Company’s notes payables balance as of June 30, 2023 and December 31, 2022 consisted of the following:

		June 30,		December 31,
		2023		2022
		Current	Non-current	Current	Non-current

Loans:
WTI Global Inc.	(a)	$-	$-	$170,000	$-

Collateralized Loans:
Peoples United	(b)	81,865	-	177,539	-
M&T Bank	(c)	127,377	256,112	121,927	321,192
Daimler Truck	(d)	63,320	21,293	74,873	53,429
Ascentium Capital	(e)	156,303	508,868	152,467	587,991
Balboa Capital	(f)	40,815	158,534	38,895	179,433
Blue Bridge Financial	(g)	11,043	45,263	10,394	50,951
Financial Pacific	(h)	30,454	117,669	29,187	133,220
M2 Equipment	(i)	41,275	156,955	39,527	178,039
Meridian Equipment	(j)	26,730	99,931	25,518	113,606
Navitas	(k)	38,286	139,199	36,791	158,723
Pawnee	(l)	43,639	171,386	41,480	193,759
Signature	(m)	76,797	335,803	73,973	374,921
Trans Lease	(n)	42,540	135,783	40,524	157,569
Verdant	(o)	45,727	146,170	44,324	169,390
Western Equipment	(p)	43,059	164,597	41,186	186,605

Issued prior to Titan Merger:
Michaelson Capital	(q)	2,732,090	-	-	-
Loanbuilder	(r)	113,777	145,563	-	-
Individual	(s)	25,000	-	-	-
Kabbage Loans	(t)	64,544	-	-	-
Baxter Credit Union	(u)	99,995	-	-	-

Related Parties:
Titan Holdings 2	(v)	653,470	-	-	-

Total outstanding principal		$4,558,106	$2,603,126	$1,118,605	$2,858,828
Less: discounts		$(25,936)	$(63,302)	$(20,447)	$(73,297)
Total notes payable		$4,532,170	$2,539,824	$1,098,158	$2,785,531

Less: Notes payable – related parties		$653,470	-	-	-
Notes payable		$3,878,700	$2,539,824	$1,098,158	$2,785,531

(a)	On December 15, 2022, Titan entered into a $170,000 promissory note agreement with WTI Global Inc. (“WTI”) at a 7% per annum interest rate. The promissory note was issued as consideration for the acquisition of intangible assets from WTI (Note 5 – Intangible Assets). On February 1, 2023, WTI agreed to cancel the promissory note in exchange for an ownership interest in the Company. The cancellation was recorded on the condensed consolidated balance sheet as an equity contribution (See Note 13 – Stockholders’ Equity).

(b)	On December 10, 2021, Titan entered into a collateralized loan agreement for $354,876 with Peoples United Bank at a 5.75% per annum interest rate. The loan has a maturity date of November 10, 2023 and requires monthly payments of $16,614.

(c)	Titan entered into a collateralized loan on December 23, 2022 with M&T Bank which matures on February 23, 2025. The loan has an interest rate of 8.78% and the Company remits monthly payments of $13,000 with a balloon payment at maturity of $176,497.

(d)

On February 12, 2018, Titan entered into a collateralized loan agreement with Daimler Trucks for $131,940, with a maturity date of May 14, 2023. Titan made monthly payments of $2,487 towards principal and interest. Interest accrued at a rate of 4.95% per annum. As of June 30, 2023 this loan had been fully paid off.

On June 3, 2019, Titan entered into another collateralized loan agreement with Daimler Trucks for $160,601, with a maturity date of September 3, 2024. Titan makes monthly payments of $2,795 towards principal and interest. Interest accrues at a rate of 6% per annum.

On June 14, 2019, Titan entered into another collateralized loan agreement with Daimler Trucks for $155,740, with a maturity date of September 29, 2024. Titan makes monthly payments of $2,762 towards principal and interest. Interest accrues at a rate of 6% per annum.

(e)

On May 5, 2022, Titan entered into an equipment financing agreement with Ascentium Capital for $250,000, which matures on May 5, 2027. Titan makes monthly payments of $4,812 towards principal and interest. Interest accrues at a rate of 5.82% per annum.

On May 10, 2022, Titan entered into an equipment financing agreement with Ascentium Capital for $259,646, which matures on May 10, 2027. The Company makes monthly payments of $4,753 towards principal and interest. Interest accrues at a rate of 3.75% per annum.

On June 5, 2022, Titan entered into an equipment financing agreement with Ascentium Capital for $311,795, which matures on June 5, 2027. Titan makes monthly payments of $5,935 towards principal and interest. Interest accrues at a rate of 5.36% per annum.

(f)	On August 13, 2022, Titan entered into a collateralized loan agreement with Balboa Capital for $230,482, which matures five years from the commencement date. Titan makes monthly payments of $4,860 towards principal and interest. Interest accrues at a rate of 9.68% per annum.

(g)	On August 11, 2022, Titan entered into an equipment finance agreement with Blue Bridge Financial for $64,539, which matures five years from the commencement date. Titan makes monthly payments of $1,442 towards principal and interest. Interest accrues at a rate of 12.18% per annum.

(h)

On July 15, 2022, Titan entered into an equipment financing agreement with Financial Pacific for $74,841, which matures five years from commencement. Titan makes monthly payments of $1,585 towards principal and interest. Interest accrues at a rate of 9.87% per annum.

On October 15, 2022, Titan entered into an additional equipment financing agreement with Financial Pacific for $95,127, which matures five years from commencement. Titan makes monthly payments of $1,906 towards principal and interest. Interest accrues at a rate of 7.49% per annum.

(i)	On August 10, 2022, Titan entered into an equipment financing agreement with M2 Equipment for $230,000, which matures five years from commencement. Titan makes monthly payments of $4,739 towards principal and interest. Interest accrues at a rate of 8.68% per annum.

(j)	On August 16, 2022, Titan entered into an equipment financing agreement with Meridian for $149,076, which matures five years from commencement. Titan makes monthly payments of $3,118 towards principal and interest. Interest accrues at a rate of 9.32% per annum.

(k)	On July 23, 2022, Titan entered into an equipment financing agreement with Navitas for $210,000, which matures five years from commencement. Titan makes monthly payments of $4,257 towards principal and interest. Interest accrues at a rate of 7.99% per annum.

(l)	On August 15, 2022, Titan entered into an equipment financing agreement with Pawnee Leasing Corp. for $248,157, which matures five years from commencement. Titan makes monthly payments of $5,296 towards principal and interest. Interest accrues at a rate of 10.19% per annum.

(m)

On June 22, 2022, Titan entered into a collateralized loan agreement with Signature Bank for $284,951, which matures six years from commencement. Titan makes monthly payments of $4,849 towards principal and interest. Interest accrues at a rate of 6.93% per annum.

On September 15, 2022, Titan entered into a collateralized loan agreement with Signature Bank for $191,250, which matures five years from commencement. Titan makes monthly payments of $3,901 towards principal and interest. Interest accrues at a rate of 8.25% per annum.

(n)	On August 20, 2022, Titan entered into a collateralized loan agreement with Trans Lease, Inc. for $210,750, which matures five years from commencement. Titan makes monthly payments of $4,838 towards principal and interest. Interest accrues at a rate of 9.75% per annum.

(o)	On April 27, 2022, Titan entered into a collateralized debt agreement with Verdant Commercial Capital for $241,765, which matures five years from commencement. Titan makes monthly payments of $4,702 towards principal and interest. Interest accrues at a rate of 6.25% per annum.

(p)	On August 15, 2022, Titan entered into an equipment financing agreement with Western Equipment Capital for $240,726, which matures five years from commencement. Titan makes monthly payments of $4,989 towards principal and interest. Interest accrues at a rate of 8.93% per annum.

Note Payables issued prior to Titan Merger:

(q)

On January 5, 2023 the Company completed its asset acquisition of the Recoup Digester Assets and as part of the consideration, assumed the liabilities of a $3,017,090 Secured Promissory Note owed to Michaelson Capital Special Finance Fund II, L.P. (“Michaelson”). The Company and Michaelson agreed to amend and restate the Secured Promissory Note, as well as sign a related Forbearance Agreement (together known as the “Michaelson Note”). The Michaelson Note has a 12% per annum interest rate. The Michaelson Note has the following terms: (1) the Company is to make monthly interest payments for the interest amounts owed, (2) the Company is to make monthly principal payments of $35,000, (3) the Company is to make a $250,000 principal repayment due as of December 31, 2023, and (4) the Company is to repay all other outstanding amounts owed by December 31, 2023.

(r)

Between January 14, 2022 and July 6, 2022 the Company signed four loan agreements with the Loanbuilder service of Paypal, Inc (the “Loanbuilder Notes”). Three of the four Loanbuilder Notes were settled prior to May 19, 2023. The remaining note (“Loanbuilder – 3”) was in default on May 19, 2023. On May 19, 2023, the outstanding liabilities owed due to the Loanbuilder Notes was $299,710, inclusive of $50,599 owed due to Loanbuilder – 3.

On June 15, 2023, the Company agreed to settle Loanbuilder – 3. In accordance with ASC 470-60, “Troubled Debt Restructuring by Debtors” each of the Loanbuilder notes is accounted for as a troubled debt restructuring due to their respective settlement agreements. As a result of the Loanbuilder - 3 settlement, the Company recorded a net gain on extinguishment of debt of $25,299 in the consolidated statement of operations for the three and six months ending June 30, 2023. Additionally, the Company agreed to pay the lender $6,325 in four monthly payments beginning in June 2023.

Excluding the Loanbuilder -3 repayments, and as of June 30, 2023, the Company has 34 remaining required monthly repayments of $6,046 and 22 remaining required monthly repayments of $1,545 for the other Loanbuilder Notes.

(s)	On May 16, 2022, the Company issued a $25,000 promissory note (the “Individual Note”) with an individual private investor. The Individual Note has an annual interest rate of 12% per annum and matures on December 31, 2023, at which time all principal and accrued interest is owed. In the event of default, the promissory note incurs additional interest of 0.5% on all outstanding principal and interest owed.

(t)	On September 28, 2022 and September 29, 2022 the Company agreed to two Kabbage Funding Loan Agreements (together known as the “Kabbage Loans”) owed to American Express National Bank. The Kabbage Loans had an initial principal value of $120,800 and as of May 19, 2023 had a principal amount of $77,748. Each loan includes a cost of capital interest expense of $4,077 and is to be repaid in nine monthly repayments of $3,658, followed by nine monthly payments of $35,507.

(u)	The Company signed a revolving loan with Baxter Credit Union, which was renewed on April 26, 2023, with a principal liability of $99,995. The loan has an annual interest rate of 8.50% and a maturity date of July 30, 2023, at which point all principal and accrued interest is due and payable.

Related Parties:

(v)	Titan continually borrows from Titan Holdings 2, a stockholder of the Company, as working capital needs arise. The loan is due on demand and accrues interest at a rate of 10.5% per annum.

Interest expense on these notes for the six and three months ended June 30, 2023 was $213,720 and $136,367, respectively. Interest expense on these notes for the six and three months ended June 30, 2022 was $78,391 and $46,838, respectively.

Principal maturities for the next five years and thereafter as of June 30, 2023 were as follows:

Remainder of 2023	$4,090,960
2024	915,197
2025	935,069
2026	747,646
2027	442,419
Thereafter	29,941
Total principal payments	$7,161,232
Less: debt discounts	(89,238)
Total notes payable	$7,071,994

Paycheck Protection Program Note Forgiveness

Titan applied for and received loans from the Paycheck Protection Program (the “PPP”) in the amounts of $406,152 and $406,152, received on May 5, 2020 and February 1, 2021, respectively. On January 31, 2022 and March 21, 2022, Titan received notices that the entire balances of the loans plus any accrued interest were forgiven and recorded a gain on forgiveness of $812,304 during the year ended December 31, 2022 included in other income in the condensed consolidated statement of operations.

NOTE 10 – CONVERTIBLE NOTES PAYABLES

The Company’s convertible notes as of June 30, 2023 and December 31, 2022 were as follows:

		June 30,		December 31,
		2023		2022
		Current	Non-current	Current	Non-current

Issued prior to Titan Merger
Evergreen – 2022	(a)	$48,000	$-	$-	$-
Evergreen – 2023	(b)	834,000	-	-	-
GS Capital	(c)	-	-	-	-
Chambers	(d)	60,000	-	-	-
Eleven 11	(e)	114,000	-	-	-
Calvary Fund	(f)	468,000	-	-	-
Keystone Capital	(g)	180,000	-	-	-
Diagonal Lending	(h)	52,006	-	-	-
Seven Knots	(i)	60,000	-	-	-

Issued prior to Titan Merger – Related Parties:

Sikka	(j)	120,000	-	-	-
Miller	(k)	60,000	-	-	-

Convertible Notes Payable:
Calvary Fund – Bridge Notes	(l)	604,000	-	-	-
Evergreen – Bridge Note	(m)	604,000	-	-	-

Related Parties:
Miller – Bridge Note	(n)	240,000	-	-	-
Titan 5 – Bridge Note	(o)	120,000	-	-	-

Total outstanding principal		$3,564,006	$-	$-	$-
Less: discounts		$(725,869)	$-	$-	$-
Total convertible notes payable		$2,838,137	$-	$-	$-

Convertible notes payable – related parties		$445,117	$-	$-	$-
Convertible notes payable		$2,939,020	$-	$-	$-

Issued prior to Titan Merger:

(a)	On October 31, 2022, the Company issued a 20% original issue discount Senior Secured Promissory Notes (the “Evergreen – 2022 Note”) to Evergreen Capital Management, LLC (“Evergreen”). The Evergreen – 2022 Note has a principal amount of $48,000, an annual interest rate of 10% per annum and a maturity date of July 21, 2023. The Evergreen – 2022 Note contains a conversion feature, enabling it to convert into shares of the Company’s common stock upon the event of default. The conversion price is equal to 75% of the price per share at which the Company’s stock is sold to the public in a qualified offering. A qualified offering is defined as a transaction in which the Company issues and sells shares of its equity securities in an equity financing with total proceeds to the Company of not less than $1,000,000. The conversion feature contains a variable settlement feature which was determined to be a derivative liability (Note 11 – Derivative Liabilities). Subsequent to June 30, 2023, the Evergreen 2022 Note was cancelled in exchange for rights to receive equity instruments (Note 16 – Subsequent Events).

(b)	Between January 1, 2023 and April 6, 2023 the Company issued five 20% original issue discount Senior Secured Promissory Notes (the “Evergreen – 2023 Notes”) to Evergreen. The Evergreen 2023 Notes have principal amounts ranging from $12,000 to 480,000, have an annual interest rate of 10% per annum, and were issued with maturity dates ranging from December 31, 2023 to April 30, 2024. The Evergreen 2023 Notes contain identical conversion features, enabling them to convert into shares of the Company’s common stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion features each contain a variable settlement feature which was determined to be a derivative liability (Note 11 – Derivative Liabilities). Subsequent to June 30, 2023, the Evergreen – 2023 Notes were cancelled in exchange for rights to receive equity instruments (Note 16 – Subsequent Events).

(c)	On July 5, 2022, the Company issued an original issue discount Senior Secured Promissory Note (the “GS Capital Note”) to GS Capital Partners, LLC (“GS Capital”) that is dated as of July 5, 2022, and has a principal amount of $36,000. As of June 30, 2023, the Company has repaid the remaining outstanding principal balance. The GS Capital Note has an annual interest rate of 12% per annum and a maturity date of July 5, 2023. The GS Capital Note contains a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price is equal to the lowest trading price of the Company’s common stock for the 12 trading days immediately preceding the delivery of a notice of conversion. The conversion feature contains a variable settlement feature which was determined to be a derivative liability, however upon completing repayment of the principal balance, the derivative liability was reduced to $0 (Note 11 - Derivative Liabilities).

(d)	On February 16, 2023 the Company issued a 20% original issue discount Senior Secured Promissory Note (the “Chambers Note”) to the James D. Chambers Living Trust (“Chambers”) with a principal amount of $60,000. The Chambers Note has an annual interest rate of 10% per annum and a maturity date of February 28, 2024. The Chambers Note also contains a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion feature contains a variable settlement feature which was determined to be a derivative liability (Note 11 - Derivative Liabilities). Subsequent to June 30, 2023, the Chambers Note was cancelled in exchange for rights to receive equity instruments (Note 16 – Subsequent Events).

(e)	On February 14, 2023 and March 14, 2023 the Company issued two 20% original issue discount Senior Secured Promissory Notes (the “Eleven 11 Notes”) to Eleven 11 Management, LLC (“Evergreen”) with principal amounts of $54,000 and $60,000, respectively. The Eleven 11 Notes have an annual interest rate of 10% per annum and have maturity dates of February 14, 2024 and February 28, 2024. The Eleven 11 Notes also contain identical conversion features, enabling them to convert into shares of the Company’s common stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion features each contain a variable settlement feature which was determined to be a derivative liability (Note 11 - Derivative Liabilities). Subsequent to June 30, 2022, the Eleven 11 Notes were cancelled in exchange for rights to receive equity instruments (Note 16 – Subsequent Events).

(f)	Between February 16, 2023 and April 26, 2023 the Company issued four 20% original issue discount Senior Secured Promissory Notes (the “Cavalry Fund Notes”) to Cavalry Fund I LP (“Cavalry”). The Cavalry Fund Notes have principal amounts ranging from $108,000 to $120,000, an annual interest rate of 10% per annum, and maturity dates ranging from February 28, 2024 to April 30, 2024. The Cavalry Fund Notes contain identical conversion features, enabling them to convert into shares of the Company’s common stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion features each contain a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). Subsequent to June 30, 2023, the Calvary Fund Notes were cancelled in exchange for rights to receive equity instruments (Note 16 – Subsequent Events).

(g)	Between March 3, 2023 and April 18, 2023 the Company issued three 20% original issue discount Senior Secured Promissory Notes (the “Keystone Notes”) to Keystone Capital Partners (“Keystone”). The Keystone Notes have principal amounts ranging from $30,000 to $90,000, an annual interest rate of 10% per annum, and were issued with maturity dates ranging from February 28, 2024 to April 17, 2024. The Keystone Notes also all contain identical conversion features, enabling them to convert into shares of the Company’s common stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion features each contain a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). Subsequent to June 30, 2023, the Keystone Notes were cancelled in exchange for rights to receive equity instruments (Note 16 – Subsequent Events).

(h)	On November 22, 2022 the Company issued an original issue discount Senior Secured Promissory Note (the “Diagonal Note”) to 1800 Diagonal Lending, LLC (“Diagonal”) with a principal balance of $130,016. The Diagonal Note has an annual interest rate of 11% per annum and a maturity date of November 22, 2023. As of May 19, 2023 the principal balance was $78,010. Between May 19, 2023 and June 30, 2023, the Company made principal repayments of $26,003 for the Diagonal Note. The Diagonal Note contains a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price is equal to 75% of the lowest trading price of the Company’s common stock during the ten trading days immediately preceding the conversion date. The conversion feature contains a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities).

(i)	On April 17, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Note (the “Seven Knots Note”) to Seven Knots, LLC (“Seven Knots”). The Seven Knots Note has a principal amount of $60,000, an annual interest rate of 10% per annum, and a maturity date of April 16, 2024. The Seven Knots Note also contains a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price is equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion feature contains a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). Subsequent to June 30, 2023 the Seven Knots Note was cancelled in exchange for rights to receive equity instruments (Note 16 – Subsequent Events).

Issued prior to Titan Merger – Related Parties:

(j)	On May 12, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Note (the “Sikka Note”) to Ajay Sikka (“Sikka”), a current director and former chief executive officer of the Company. The Sikka Note had a principal amount of $120,000, an annual interest rate of 10% per annum and a maturity date of May 31, 2024. The Sikka Note also contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion feature contained a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). Subsequent to June 30, 2023, the Sikka Note was cancelled in exchange for rights to receive equity instruments (Note 16 – Subsequent Events).

(k)	On May 12, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Note (the “Miller Note”) to Glen Miller, the Company’s chief executive officer. The Miller Note had a principal amount of $60,000, an annual interest rate of 10% per annum, and a maturity date of May 31, 2024. The Miller Note also contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion feature contained a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). Subsequent to June 30, 2023, the Miller Note was cancelled in exchange for rights to receive equity instruments (Note 16 – Subsequent Events).

Convertible Notes Payable:

(l)	On May 19, 2023 and June 16, 2023 the Company issued two 20% original issue discount Senior Secured Promissory Notes to Calvary (the “Calvary Fund Bridge Notes”). The Calvary Fund Bridge Notes have principal amounts of $204,000 and $400,000, respectively. The Cavalry Fund Bridge Notes have an annual interest rate of 10% per annum and maturity dates ranging from May 19, 2024 to June 6, 2024. The Cavalry Fund Bridge Notes both contain identical “rollover rights” conversion features that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(m)	On May 19, 2023 and June 16, 2023, the Company issued two 20% original issue discount Senior Secured Promissory Notes to Evergreen (the “Evergreen Bridge Notes”) with principal amounts of $400,000 and $204,000, respectively. The Evergreen Bridge Notes have an annual interest rate of 10% per annum and were issued with maturity dates of May 19, 2024 and June 16, 2024. The Evergreen Bridge Notes both contain identical “rollover rights” conversion features that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

Related Parties:

(n)	On June 13, 2023 the Company sold and issued a 20% original issue discount Senior Secured Promissory Note (the “Miller Bridge Note”) to Glen Miller, the Company’s chief executive officer. The Miller Bridge Note has a principal amount of $240,000. The Miller Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of June 13, 2024. The Miller Bridge Note contains a “rollover rights” conversion feature that enables the holders to convert all or part of the Miller Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public offering.

(o)	On June 13, 2023 the Company sold and issued a 20% original issue discount Senior Secured Promissory Note (the “Titan 5 Bridge Note”) to Titan 5, a shareholder of the Company. The Titan 5 Bridge Note has a principal amount of $120,000, an annual interest rate of 10%, and was issued with a maturity date of June 13, 2024. The Titan 5 Bridge Note contains a “rollover rights” conversion feature that enables the holders to convert all or part of the Titan 5 Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

Convertible note payables principal maturities for the next five years and thereafter as of June 30, 2023 were as follows:

Remainder of 2023	$580,006
2024	2,984,000
2025	-
2026	-
2027	-
Total principal payments	3,564,006
Less: debt discounts	(725,869)
Total convertible notes payable	$2,838,137

NOTE 11 – DERIVATIVE LIABILITIES

The Company has issued certain convertible notes payable that contain conversion options with variable settlement features which make their conversion options a derivative liability. The conversion option derivatives are embedded in their respective note payables and for accounting purposes have been bifurcated from the host instruments. Please see Note 10 – Convertible Notes Payable for more information.

On February 12, 2021, TraQiQ granted 25,000 warrants (the “Platinum Point Warrants”) that have a term of three-years and an exercise price of $11.60 to Platinum Point Capital, LLC. The warrants granted contain certain price protections, that make the value of the warrants a derivative liability.

The fair value of each convertible note embedded derivative is estimated using a Monte Carlo valuation model. The model used a “with or without” scenario analysis. Changes to the inputs used in the model could produce a significantly higher or lower fair value. The following assumptions were used as of June 30, 2023 and December 31, 2022:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022

Expected term (years)	0.584 – 0.597	-
Expected volatility	412.6%	-
Expected dividend yield	0.00%	-
Risk-free interest rate	5.40%	-

The fair value of the Platinum Point Warrants derivative liability is estimated using a Black-Scholes valuation model with a stock price of $11.60. Changes to the inputs used in the model could produce a significantly higher or lower fair value. The following assumptions were used as of June 30, 2023 and December 31, 2022:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022

Expected term (years)	0.622	-
Expected volatility	875%	-
Expected dividend yield	0.00%	-
Risk-free interest rate	5.40%	-

The derivative liabilities as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022

Fair value of the Evergreen – 2022 conversion options	$4,077	$-
Fair value of the Evergreen – 2023 conversion options	70,830
Fair value of the Platinum Point Warrants (25,000 warrants)	39,999	-
Fair value of the Chambers conversion option	5,096	-
Fair value of the Eleven 11 conversion option	9,682	-
Fair value of the Calvary Fund conversion option	39,747	-
Fair value of the Keystone Capital conversion option	15,287	-
Fair value of the Diagonal Lending conversion option	4,417	-
Fair value of the Seven Knots conversion option	5,096	-
Fair value of the Sikka conversion option	10,192	-
Fair value of the Miller conversion option	5,096	-
	$209,519	$-

Activity related to the derivative liabilities for the six months ended June 30, 2023 is as follows:

Beginning balance as of December 31, 2022	$-
Warrants/conversion option – derivative liabilities recognized due to reverse acquisition	219,172
Change in fair value of warrants/conversion option - derivative liabilities	(9,652)
Ending balance as of June 30, 2023	$209,519

NOTE 12 – BENEFIT PLAN

Titan offers a 401(k) plan. Employees are eligible to participate in the plan on the first day of the month following the date of hire. Employees may defer up to $22,500 per year. Titan is required to contribute on behalf of each eligible participating employee. Titan will match 50% of the participants deferral not to exceed 3% of employee compensation. Employees will share in the matching contribution regardless of the amount of service completed during the plan year. Employees will become 100% vested in the employer matching contributions after one year of service.

Employer contributions for the three and six months ended June 30, 2023 were $2,967 and $5,825, respectively, and $2,875 and $5,398, respectively for the three and six months ended June 30, 2022.

NOTE 13 – STOCKHOLDERS’ EQUITY

As further described in Note 3 – Business Combination, under applicable accounting principles, the historical financial results of Titan prior to May 19, 2023 has replaced the historical financial statements of TraQiQ for the period prior to May 19, 2023. Titan’s equity structure, prior to the combination with the TraQiQ, was a limited liability company, resulting in all components of equity attributable to the members being reported within Member’s Equity.

As of June 30, 2023 and December 31, 2022, the Company was authorized to issue a total of 10,000,000 shares of its Preferred Stock in one or more series.

Members’ Equity

As of December 31, 2022, Titan had members’ equity of $2,526,104. Each Member had voting rights based on and proportionate to such Member’s Membership interest.

On February 1, 2023, in exchange for the settlement of the $170,000 WTI promissory note, a 2.254% membership interest in Titan was granted to the seller of WTI (Note 9 – Notes Payable).

Series A Preferred Stock

As of June 30, 2023, there were no Series A Convertible Preferred shares issued and outstanding.

Series B Preferred Stock

As of June 30, 2023, there were 1,470,135 shares of Series B Preferred Stock issued and outstanding, respectively. Subsequent to June 30, 2023, all outstanding shares of the Company’s Series B Preferred Stock were exchanged for the Company’s Series A Rights (Note 16 – Subsequent Events).

Each outstanding share of Series B Convertible Preferred Stock was convertible into the 100 shares of the Company’s common stock at any time commencing after the issuance date. Series B Convertible Stock had no voting rights. Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the Series B Holders were entitled to receive out of the assets of the Company, whether capital or surplus, the same amount that a holder of Common Stock would receive if the Series B Preferred were fully converted. Except for stock dividends or distributions for, Series B Holders were entitled to receive, and the Company was required to pay, dividends on shares of Series B Preferred equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as, and if such dividends are paid on shares of the Common Stock. No other dividends were required to be paid on shares of Series B Preferred.

Series C Preferred Stock

As of June 30, 2023, there were 701,000 shares of Series C Preferred Stock issued and outstanding, respectively.

Each outstanding share of Series C Convertible Preferred Stock has a par value of $0.0001 and is convertible into 100 shares of the Company’s common stock at any time commencing after the issuance date. The Series C Convertible Stock has voting rights equivalent to the voting rights of the common stock the holder would receive upon conversion. Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the Series C Holders shall be entitled to receive on a pro-rata basis, the first $1,000 out of the assets of the Company, whether capital or surplus, before any distribution of such assets is made or set aside for the holders of the of common stock and any other stock of the Company ranking junior to the Series C Preferred Stock. Upon any Liquidation, the Series C Holders shall be entitled to receive out of the assets of the Company, whether capital or surplus, the same amount that a holder of common stock would receive if the Series C Preferred were fully converted. Except for stock dividends or distributions for, Series C Holders are entitled to receive, and the Company shall pay, dividends on shares of Series C Preferred equal (on an as-if-converted-to-Common-stock basis) to and in the same form as dividends actually paid on shares of the common stock when, as, and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of Series C Preferred.

On May 19, 2023, pursuant to the terms of the Titan Merger Agreement, the Company completed the Titan Merger. Under the terms of the Titan Merger Agreement, the Company agreed to pay the Titan owners 630,900 shares of the Company’s Series C Preferred Stock as consideration. The Company accounted for the Titan Merger as a reverse acquisition using acquisition accounting. Because the Titan Merger qualifies as a reverse acquisition and given that Titan was a private company at the time of the Titan Merger and therefore its value was not readily determinable, the fair value of the merger consideration was deemed to be equal to quoted market capitalization of the Company at the acquisition date (Note 3 – Business Combinations).

Concurrent to the Titan Merger, the Company’s chief executive officer and one of the Company’s directors resigned from their respective positions and a new chief executive officer, chief operating officer and chief financial officer were appointed. The Company agreed to issue stock compensation in the form of 70,100 shares of the Company’s Series C Preferred Stock to the new chief executive officer (Note 14 – Stock-Based Compensation). Subsequent to June 30, 2023, the Company and the chief executive officer signed a cancellation agreement and the Series C Preferred Stock shares were rescinded (Note 16 – Subsequent Events).

Common Stock

As of June 30, 2023 and the Company had 34,252,778 shares issued and outstanding, respectively. As of June 30, 2023, there were 300,000,000 shares of common stock authorized.

Under the terms of the Company’s articles of incorporation, holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders, including the election of directors, and do not have cumulative voting rights. The holders of outstanding shares of common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends at such times and in such amounts as the Company’s board of directors from time to time may determine. The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption. Upon liquidation, dissolution or winding up of the Company, the assets legally available for distribution to stockholders are distributable ratably among the holders of common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors. The rights, preferences and privileges of holders of common stock are subject to and may be adversely affected by the rights of the holders of shares of outstanding preferred stock and any series of preferred stock the Company may designate and issue in the future.

Subsequent to June 30, 2023, the Company issued 300,000 shares of common stock due to vested restricted stock awards (Note 16 – Subsequent Events).

Warrants

The following schedule summarizes the changes in the Company’s common stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2022	-	$-	-	$-	$-

Warrants acquired concurrent with the Titan Merger	108,734	0.008 – 16.00	.78	57,296	8.31
Warrants granted	-	$-	-	$-	$-
Warrants exercised	-	$-	-	$-	$-
Warrants expired/cancelled	-	$-	-	$-	$-

Balance at June 30, 2023	108,734	$0.008 – 16.00	0.78	$57,296	$8.31

Exercisable at June 30, 2023	106,907	$0.008 – 16.00	0.88	$54,389	$9.45

Balance at December 31, 2021	-	$-	-	$-	$-
Warrants granted	-	$-	-	$-	$-
Warrants exercised/exchanged	-	$-	-	$-	$-
Warrants expired/cancelled	-	$-	-	$-	$-

Balance at June 30, 2022	-	$-	-	$-	$-

Exercisable at June 30, 2022	-	$-	-	$-	$-

NOTE 14 – STOCK-BASED COMPENSATION

The TraQiQ 2020 Equity Incentive Plan was initially approved by the TraQiQ Board of Directors on November 23, 2020.

The activity for restricted stock awards under the Company’s incentive plans was as follows for the three and six months ended June 30, 2023 and 2022:

Weighted
		Weighted	Average
		Average	Remaining
	Number	Grant Date	Contractual
	Shares	Fair Value	Term (years)

Nonvested at December 31, 2021	-	$-	-
Granted	-	$-	-
Shares vested	-	$-	-
Forfeitures	-	$-	-
Nonvested at March 31, 2022
Granted		$
Shares vested	-	$-	-
Forfeitures	-	$-	-
Nonvested at June 30, 2022	-	$-	-

Nonvested at December 31, 2022	-	$-	-
Granted	-	$-	-
Shares vested	-	$-	-
Forfeitures	-	$-	-
Nonvested at March 31, 2023	-	$-	-

Acquired concurrent with the Titan Merger (vested and unreleased)	1,405,000	$0.01	-

Acquired concurrent with the Titan Merger (unvested)	3,600,000	$0.01	2.62
Granted	-	$-	-
Shares vested	600,000	$0.01	-
Forfeitures	-	$-	-
Outstanding (nonvested) at June 30, 2023	3,000,000	$0.01	1.95
Outstanding (vested and unreleased) at June 30, 2023	2,005,000	$0.01	-
Total outstanding at June 30, 2023	5,005,000	$0.01	2.51

As of June 30, 2023, there were 2,005,000 shares of common stock related to restricted stock grants that were vested and unissued. Subsequent to June 30, 2023, the Company signed a Cancellation of Restricted Stock Grants Agreement with Sikka and two directors which rescinded and annulled 1,705,000 of the vested and unreleased shares and the 3,000,000 unvested shares (Note 16 – Subsequent Events). Consequently, the obligation to issue shares was eliminated.

Stock-based compensation from restricted stock awards for the three and six months ended June 30, 2023 and 2022 was $1,404 and $0, respectively. As of June 30, 2023, there remains $28,080 of unrecognized stock-based compensation from restricted stock awards. The total fair value of restricted shares that vested during the six months ended June 30, 2023 and 2022 was $7,020 and $0, respectively. The fair value of the vested and unreleased shares on the date of the Titan Merger was $16,439.

On the Titan Merger acquisition date, the Company awarded 70,100 shares of Series C Preferred Stock that vested immediately to its chief executive officer, and as a result recorded $5,586,796 of stock-based compensation (Note 13 – Stockholders’ Equity). Subsequent to June 30, 2023, the Company and the chief executive officer signed a cancellation agreement and the Series C Preferred Stock shares were rescinded (Note 16 – Subsequent Events).

The fair value of the Series C Preferred Stock is determined using observable inputs (level 2 fair value measurement) with a market approach technique. The main input for the Series C Preferred Stock fair value was the price of the Company’s common stock as of the date of the grant.

NOTE 15 – CONTINGENCIES

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. The Company is in an ongoing lawsuit with Wolverine Transfer Station over a contractual dispute and property damages. Wolverine is countersuing the Company for losses from the cancellation of contractual obligations. It is the position of the Company that net losses arising from Wolverine’s claims are not estimable nor probable at the time of this filing.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent events were evaluated through October 6, 2023, which is the date the financial statements were available to be issued. There were no subsequent events other than those described below:

Sale and Issuance of Convertible Notes Payables and Related Party Convertible Notes Payable

Between July 7, 2023 and August 3, 2023 the Company issued and sold ten 20% original issue discount promissory notes to eight different parties. The promissory notes all have an annual interest rate of 10% per annum, have maturity dates ranging from July 7, 2024 to August 7, 2024, and have principal amounts ranging from $70,500 to $600,000. In total the ten promissory notes have a principal amount of $1,938,000. The promissory notes all contain identical “rollover rights” conversion features that enable the holders to convert all or part of the promissory notes’ principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

On August 2, 2023, the Company issued and sold one 20% original issue discount promissory note to the Company’s chief executive officer. The promissory note has an annual interest rate of 10% per annum, a maturity date of July 24, 2024 and a principal amount of $240,000. The promissory note contains a “rollover rights” conversion feature that enables the holder to convert all or part of the promissory note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public offering.

Sale of the Company’s Subsidiary Traqiq Solutions, Inc (“Ci2i”)

On July 28, 2023, the Company, its wholly owned subsidiary Traqiq Solutions, Inc. (“Ci2i”), and Ajay Sikka (“Sikka”), a director of the Company and its former chief executive officer, signed an Assignment of Stock Agreement (the “Assignment Agreement”). Under the terms of the Assignment Agreement, the Company assigned and transferred to Sikka all of the rights, title, and interests in the issued and outstanding equity interests of Ci2i in exchange for consideration of $1. The Company additionally assumed from Ci2i loans and short-term debts valued at $209,587 plus fees and interest.

Exchange of Debt and Equity Instruments for Series A and Series B Rights to Receive Instruments

The Company’s Series A Rights to Receive Common Stock (“Series A Rights”) obligate the Company to issue Common Stock (“Series A Right Shares”) to the holder without any additional consideration. The number of Series A Right Shares is fixed, and is only subject to customary non-price based ratable adjustments, such as stock splits, stock combinations and the like. The Series A Rights are exercisable immediately. The Series A Rights expire five years after the issuance date. The Series A Rights require the Company to hold in reserve the total number of shares of Common Stock that would need to be exercised in order meet the obligations of the Series A Rights.

The Company’s Series B Rights to Receive Common Stock (“Series B Rights”) obligate the Company to issue Common Stock (“Series B Right Shares”) to the holder without any additional consideration. The number of Series B Right Shares is fixed and is only subject to customary non-price based ratable adjustments, such as stock splits, stock combinations and the like. The Company’s Series B Rights are exercisable upon the earlier of (1) December 31, 2023 or (2) the initial date on which the Company’s Common Stock is listed for trading on the New York Stock Exchange, NYSE American, the Nasdaq Global Select Market, Nasdaq Capital Markets, or the Nasdaq Global Market. The Series B Rights expire five years after the issuance date. The Series B Rights require the Company to hold in reserve the total number of shares of Common Stock that would need to be exercised in order meet the obligations of the Series A Rights.

Between October 21, 2022 and May 12, 2023, the Company issued original issue discount promissory notes with a combined principal value of $1.9 million to five accredited investors, including a note of the original principal amount of $60,000 to the Company’s chief executive officer (Note 10 – Convertible Notes Payable). These notes had maturity dates of approximately one year, had an annual interest rate of 10% per annum, and were convertible only upon an event of default. The notes’ conversion features each contained a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities).

On July 17, 2023, the Company entered into Exchange Agreements (the “Note Exchange Agreements”), with these five noteholders. Under the terms of the Note Exchange Agreements, the notes (approximately $1.94 million of outstanding principal and accrued interest) have been cancelled. In exchange the Company has issued to the former noteholders 38,800,764 Series A Rights dated as of July 17, 2023.

On July 17, 2023, the Company also entered into Exchange Agreements (the “Series B Preferred Exchange Agreements”) with two accredited investors, including Sikka. Pursuant to the Series B Preferred Exchange Agreements, such investors exchanged 220,135 shares of the Company’s Series B Convertible Preferred Stock into an aggregate of 22,013,500 Series A Rights dated as of July 17, 2023. Pursuant to the Series B Preferred Exchange Agreement Sikka also exchanged 5,000,000 shares of the Company’s common stock and a payment of receivable from the Company for unreimbursed advances in the amount of $100,000 for an aggregate of 7,000,000 additional Series A Rights dated July 17, 2023.

On July 20, 2023, the Company entered into an Exchange Agreement (the “REI Exchange Agreement”) with Renovare Environmental, Inc. (“REI”) pursuant to which REI exchanged 14,118,233 shares of Common Stock and 1,250,000 shares of Series B Preferred Stock for 108,729,363 Series A Rights dated July 20, 2023 and 30,388,873 Series B Rights dated July 20, 2023.

The transactions contemplated by the Note Exchange Agreement, Series B Preferred Exchange Agreement, and REI Exchange Agreement are together referred to as the “Rights Exchanges”. Subsequent to the preceding transactions, the Company had 176,543,627 Series A Rights and 30,388,873 Series B Rights issued and outstanding.

Cancellation of Restricted Stock Awards and Series C Preferred Stock

Prior to June 30, 2023 the Company awarded 4,705,000 shares of restricted stock to Sikka and two of its directors. On September 13, 2023, the Company signed a Cancellation of Restricted Stock Grants Agreement with Sikka and each of the directors. As a result, all 4,705,000 shares of restricted stock, including 1,705,000 vested and unreleased shares, were rescinded and annulled.

Prior to June 30, 2023, the Company awarded 70,100 shares of series C preferred stock to the Company’s chief executive officer as stock compensation. On September 28, 2023, the Company and the chief executive officer signed a cancellation agreement and the Series C Preferred Stock shares were rescinded and cancelled.

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

Overview of Our Company

We operate two distinct lines of business. Titan Trucking, LLC is a non-hazardous solid waste management company providing waste and recycling collection and transportation services for industrial generators, commercial contractors and transfer station operators in Michigan. Titan maintains a fleet of roll off and tractor trailer trucks to perform its services. Titan operates in a highly recession resistant industry given the ongoing generation of waste and recyclable materials. Titan’s goal is to provide our customers with safe and efficient options for the disposal and recycling of their waste streams. Titan has begun to create the infrastructure needed to expand its operations organically and through strategic acquisitions and market development opportunities across the Midwest, Northeast and Southeast regions of the United States. Recoup Technologies, Inc. provides technology enabled solutions for food waste processing including onsite Digestors for food waste along with cloud-based software tracking and analytics solutions.

Reverse Acquisition with Titan Trucking, LLC

On May 19, 2023, we and our wholly-owned subsidiary, Titan Merger Sub Corp. (“Merger Sub”), entered into an Agreement and Plan of Merger dated as of the Closing Date (the “Merger Agreement”), with Titan Trucking, LLC, a Michigan limited liability company (“Titan”), Titan 5, LLC, a Michigan limited liability company (“Titan 5”), Titan National Holdings 2, LLC, a Michigan limited liability company (“Holdings”), Jeffrey Rizzo, an individual (“JR”), William McCauley, an individual (“WM”, and, together with Holdings, Titan 5 and JR, the “Sellers”), and Jeffrey Rizzo, as the Seller Representative, pursuant to which, Merger Sub was merged with and into Titan, with Titan continuing as the surviving entity and as a wholly-owned subsidiary of our company (the “Titan Merger”).

For U.S. federal income tax purposes, the Titan Merger qualified as a tax-free “reorganization”. Under the Terms of the Titan Merger Agreement, we agreed to pay the Titan owners 630,900 shares of our Series C Preferred Stock. Concurrent to the Titan Merger, the our chief executive officer and one of our directors resigned from their respective positions and a new chief executive officer, chief operating officer and chief financial officer were appointed. Additionally, the new chief executive officer and chief operating officer were both appointed as directors of our company. We additionally agreed to issue stock compensation in the form of 70,100 shares of our Series C Preferred Stock to the new chief executive officer.

In accordance with ASC 805 – Business Combinations, the Titan Merger was accounted for as a reverse acquisition with Titan being deemed the accounting acquirer of our company. Titan, as the accounting acquirer, recorded the assets and liabilities of our company at their fair values as of the acquisition date. Titan’s historical consolidated financial statements have replaced our historical consolidated financial statements with respect to periods prior to the completion of the Titan Merger with retroactive adjustments to Titan’s legal capital to reflect the legal capital of our company. We remain the continuing registrant and reporting company.

Titan was deemed to be the accounting acquirer based on the following facts and circumstances: (1) the Titan owners owned approximately 65% of the voting interests of the combined company immediately following the transaction; (2) the Titan Merger resulted in significant changes to the combined company’s Board of Directors; (3) the Titan Merger resulted in significant changes to the management of the combined company.

We accounted for the Titan Merger as a reverse acquisition using acquisition accounting. Because the Titan Merger qualifies as a reverse acquisition and given that Titan was a private company at the time of the Titan Merger and therefore its value was not readily determinable, the fair value of the merger consideration was deemed to be equal to quoted market capitalization of our company at the acquisition date. The purchase consideration is as follows:

TraQiQ, Inc. market capitalization at closing	$27,162,222
Total purchase consideration	$27,162,222

We recorded all tangible and intangible assets and liabilities at their preliminary estimated fair values on the acquisition date. The following represents the allocation of the estimated purchase consideration:

Preliminary
Estimated
Description	Fair Value

Assets:
Cash	$69,104
Accounts receivable, net	369,338
Prepaid expenses and other current assets	17,893
Inventory	416,046
Fixed assets, net	1,134
Intangible assets, net	10,681,477
Goodwill	22,319,908
$33,874,900

Liabilities:
Accounts payable and accrued expenses	$(1,009,993)
Customer deposits	(311,544)
Accrued payroll and related taxes	(21,077)
Derivative liability	(219,171)
Convertible notes payable	(1,466,382)
Convertible notes payable – related parties	(102,851)
Notes payable	(3,579,160)
Notes payable – related parties	(2,500)
$(6,712,678)

Net fair value of assets (liabilities)	$27,162,222

Results of Operations and Financial Condition for the Six Months Ended June 30, 2023 as Compared to the Six Months Ended June 30, 2022

Revenue

	Six Months Ended
	June 30,
	2023	2022
Product sales	$184,175	$-
Waste collection and disposal	2,777,397	1,569,853
Total revenue	$2,961,572	$1,569,853

For the six months ended June 30, 2023 compared to June 30, 2022, our revenues increased by $1,391,719, from $1,569,853 to $2,961,572. The increase was the result of the Titan Merger on May 19, 2023, and the resulting increased revenue caused by the combined operations of our company and Titan. Additionally, we have continued to expand the Titan sales operations.

Cost of Revenue

For the six months ended June 30, 2023 compared to June 30, 2022, our cost of revenue increased by $1,091,012 or 66%, from $1,650,046 to $2,741,058. The increase was due to the increased revenue-generating activities from our increased sales activities, and from the combined operations of our company and Titan resulting from the Titan Merger.

Operating Expenses

For the six months ended June 30, 2023 compared to June 30, 2022, our salary and salary related costs increased by $414,273, or 203%, from $204,374 to $618,647. The increase was due to the increased personnel costs associated with the Titan Merger combination of the operations of our company and Titan and increases to the operational activity of Titan.

For the six months ended June 30, 2023 compared to June 30, 2022, our stock based compensation increased by $5,588,207, or 100%, from $0 to $5,588,207. The increase can be attributed primarily to the vesting of restricted stock awards and to Series C Preferred Stock that was awarded to the chief executive officer on May 19, 2023 and which vested immediately. On September 28, 2023, the Company and the chief executive officer signed a cancellation agreement and the Series C Preferred Stock shares were rescinded and cancelled.

For the six months ended June 30, 2023 compared to June 30, 2022, our professional fees increased by $901,224, or 3,844%, from $23,447 to $924,671. The increase was attributed primarily to consulting, accounting, and legal fees incurred during 2023 related to the Titan Merger and our other acquisition activities.

For the six months ended June 30, 2023 compared to June 30, 2022, our depreciation and amortization expense increased by $248,540 from $0 in June 2022 to $248,540. The increase in depreciation and amortization expense was the result of Titan’s investment in new fixed asset equipment and the intangible assets recognized from the Titan Merger.

For the six months ended June 30, 2023 compared to June 30, 2022, our general and administrative expenses increased by $289,205, or 232%, from $124,847 to $414,051. The increase was primarily due to our increased operational and sales activities, the addition of a new lease, and the Titan Merger.

Interest Expense, net of Interest Income

For the six months ended June 30, 2023 compared to June 30, 2022, our interest expense, net of interest income increased by $364,222, or 488%, from $74,610 to $438,832. The increase was due mainly to a large increase in debt instruments accruing interest on our balance sheet as a result of the Titan Merger. We also issued and sold new debt instruments following the Titan Merger, which increased our interest expense.

Net Loss

For the six months ended June 30, 2023 compared to June 30, 2022, our net loss increased by $23,722,015 or 15,468% from a net income of $153,366 to a net loss of $23,568,649. The change in net loss was primarily a result of the impairment of goodwill of $15,669,287, the increase in stock-based compensation, the increase in professional fees, and the other effects of the May 19, 2023 Titan Merger.

Results of Operations and Financial Condition for the Three Months Ended June 30, 2023 as Compared to the Three Months Ended June 30, 2022

Revenue

	Three Months Ended
	June 30,
	2023	2022
Product sales	$184,139	$-
Waste collection and sales	1,643,106	919,738
Total revenue	$1,827,245	$919,738

For the three months ended June 30, 2023 compared to June 30, 2022, our revenues increased by $907,507 or 99%, from $919,738 to $1,827,245. The increase is the result of the acquisition of Titan on May 19, 2023, and the resulting revenue generated by Titan.

Cost of Revenue

For the three months ended June 30, 2023 compared to June 30, 2022, our cost of revenue increased by $626,894, or 68%, from $917,209 to $1,544,103. The increase was the result of the Titan Merger on May 19, 2023, and the resulting increased revenue caused by the combined operations of our company and Titan. Additionally, we have continued to expand the Titan sales operations.

Operating Expenses

For the three months ended June 30, 2023 compared to June 30, 2022, our salary and salary-related costs increased by $321,940, or 300%, from $107,390 to $429,330. The increase was due to the increased personnel costs associated with the Titan Merger and increases to the operational activity of Titan.

For the three months ended June 30, 2023 compared to June 30, 2022, our stock based compensation increased by $5,588,207, or 100%, from $0 to $5,588,207. The increase can be attributed primarily to the vesting of restricted stock awards and to Series C Preferred Stock that was awarded to the chief executive officer on May 19, 2023 and which vested immediately. On September 28, 2023, the Company and the chief executive officer signed a cancellation agreement and the series C Preferred Stock shares were rescinded and cancelled

For the three months ended June 30, 2023 compared to June 30, 2022, our professional fees increased by $722,075, or 9,237%, from $7,817 to $729,892. The increase can be attributed primarily to consulting, accounting, and legal fees incurred during 2023 related to the Titan Merger and our other acquisition activities.

For the three months ended June 30, 2023 compared to June 30, 2022, our depreciation and amortization expense increased by $241,665 from $0 in June 2022 to $241,665. The increase in depreciation and amortization expense is the result of Titan’s investment in new fixed asset equipment and the intangible assets recognized from the Titan Merger.

For the three months ended June 30, 2023 compared to June 30, 2022, our general and administrative expenses increased by $219,837, or 351%, from $62,564 to $282,401. The increase was primarily due to our increased operational and sales activities, the addition of a second lease, and the Titan Merger.

Interest Expense, net of Interest Income

For the three months ended June 30, 2023 compared to June 30, 2022, our interest expense, net of interest income increased by $316,124, or 734%, from $43,056 to $359,180. The increase was due mainly to a large increase in debt instruments accruing interest on our balance sheet as a result of the Titan Merger. We have also issued and sold new debt instruments following the Titan Merger, which has resulted in increased interest expense.

Net Loss

For the three months ended June 30, 2023 compared to June 30, 2022, our net loss increased by $22,563,287 or 6,621% from $340,761 to $22,904,048 due to the impairment of goodwill of $15,669,287, increase in stock-based compensation, the increase in professional expenses, and the other effects of the May 19, 2023 Titan Merger.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2023, we had $236,815 in cash and cash equivalents compared to $26,650 at December 31, 2022, an increase of $210,162 resulting primarily from net proceeds of debt financings. As of June 30, 2023, we had $0.9 million in accounts receivable compared to $0.5 million at December 31, 2022, an increase of $0.4 million primarily from receivables gained from the Titan Merger.

As of June 30, 2023, we had total current assets of $1.8 million and total current liabilities of $10.9 million, or negative working capital of $9.1 million, compared to total current assets of $0.9 million and total current liabilities of $2.0 million, or negative working capital of $1.1 million at December 31, 2022. This is a decrease in working capital of $8.0 million over the working capital balance at the end of 2022 driven primarily by the Titan Merger and the private placements of debt securities completed during the six-month period.

As of June 30, 2023, we had undiscounted obligations in the amount of $8.1 million relating to the payment of indebtedness due within one year. We anticipate meeting our cash obligations on our indebtedness that is payable on or prior to June 30, 2024 primarily through the issuance of debt and equity securities, as well as through earnings from operations, including, in particular, those of Titan.

Our future capital requirements for our operations will depend on many factors, including the profitability of our businesses, the number and cash requirements of other acquisition candidates that we pursue, and the costs of our operations. We plan to generate positive cash flow from Titan to address some of our liquidity needs. However, to execute our business plan, service our existing indebtedness, finance our proposed acquisitions and implement our business strategy, we anticipate that we may need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute our current stockholders’ ownership in us and could also result in a decrease in the market price of our common stock. The terms of those securities issued by us in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. Furthermore, any debt financing, if available, may subject us to restrictive covenants and significant interest costs. There can be no assurance that we will be able to raise additional capital, when needed, to continue operations in their current form.

During the six months ended June 30, 2023 and 2022, our capital expenditures were $0.2 million and $1.3 million, respectively. During the six months ended June 30, 2023 the Company offset its capital expenditures with approximately $69,000 in cash and cash equivalents from the Titan Merger. During the six months ended June 30, 2022 the Company offset its capital expenditures with $0.3 million from the proceeds from disposal of fixed assets.

We expect our capital expenditures for next 12 months will grow as we continue to expand the Titan operational activity. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

Cash Flows

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by operating activities	$(765,490)	$116,956
Net cash (used in) investing activities	(104,522)	(1,066,170)
Net cash provided by financing activities	1,080,177	1,206,893
Net increase in cash and cash equivalents	$210,165	$257,679

Operating Activities. The net cash used in operating activities for the six months ended June 30, 2023 was primarily used to fund a net loss of approximately $23.6 million, adjusted for non-cash expenses in the aggregate amount of approximately $21.5 million. Non-cash expenses were primarily made up of $15.7 million of goodwill impairment and $5.6 million of stock compensation expense. Approximately $1.2 million of cash was generated from net changes in the levels of operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses, an increase in accrued payroll and payroll taxes, and a decrease in subscription receivable. The cash generated was offset by a decrease in the operating lease liability and an increase in prepaid expenses.

The net cash provided by operating activities for the six months ended June 30, 2022 was primarily used to fund operations for net income of $153,366, adjusted for non-cash expenses in the aggregate amount of approximately $103,000. Approximately $67,000 was generated by net changes in the levels of operating assets and liabilities, primarily related to increases in accounts payable, offset by increases in prepaid expenses, other receivables, and decreases in operating lease liabilities.

Investing Activities. During the six months ended June 30, 2023, our cash used in investing activities was composed of the net cash received as a result of the Titan Merger and cash used for the acquisition of fixed assets. During the six months ended June 30, 2022, our cash used in investing activities was due to approximately $1,348,000 used for the acquisition of fixed assets, offset by approximately $282,000 received from the disposal of fixed assets.

Financing Activities. There was $1.0 million in cash generated from financing activities during the six months ended June 30, 2023. This was primarily due to proceeds from convertible notes of $980,000 million, proceeds from notes payable – related parties of $653,000 and proceeds from convertible notes – related parties of $300,000. Cash provided from financing activities were offset by $791,000 of repayments of notes payable. There was $1.2 million of cash generated from financing activities during the six months ended June 30, 2022. The cash provided by financing activities was due to $1,348,000 of proceeds from notes payable, and $259,000 in proceeds from note payables – related parties, offset by repayments of note payables of $326,000 and repayments of note payables – related parties of $74,000.

Non-Cash Investing and Financing Activities. We note that there was approximately $27 million of non-cash activity related to the recapitalization of equity due to the our reverse merger transaction. Additionally, we settled a note payable as a contribution to equity for $170,000.

Cash Payments for Interest and Income Taxes. We had approximately $228,000 and $64,000 of cash payments for interest expense for the six months ended June 30, 2023 and 2022, respectively. As well as $0 and $0 of cash payments for income taxes for the six months ended June 30, 2023 and 2022, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our chief executive officer and our chief financial officer (collectively, our “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Certifying Officers concluded that, because of the disclosed material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, our Certifying Officers concluded that our disclosure controls and procedures were not effective as a result of continuing weaknesses in our internal control over financial reporting principally due to the following:

-	We have not established adequate financial reporting processes or monitoring activities to ensure adequate financial reporting and to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions and therefore there is lack of segregation of duties.

-	An outside consultant assists in the preparation of the annual and quarterly financial statements and partners with us to ensure compliance with U.S. GAAP and SEC disclosure requirements.

-	We did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties over complex transactions.

Changes in Internal Control over Financial Reporting

There have been no change in our internal control over financial reporting that occurred during the period ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of our business. Although the results of such litigation and claims in the ordinary course of business cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, results of operations or financial condition. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. Currently, there is no litigation pending against our company that could materially affect our company other than as follows:

In July 2022, a complaint was filed against our subsidiary, Titan Trucking LLC (“Titan”), in the Circuit Court for Macomb County, Michigan titled Wolverine Transfer and Recycling LLC v. Titan Trucking LLC (Case No. 22-002780-CB) for breach of contract. In the complaint, the plaintiff alleges that Titan has breached a contractual agreement between Titan and the plaintiff pertaining to the transport of certain non-hazardous solid waste or recyclables from plaintiff’s transfer station to the locations identified in the contract. The complaint seeks unspecified damages, attorney and expert fees and other unspecified litigation costs. Titan has denied the claims of the plaintiff, and in May 2023, Titan filed amended counterclaims against the plaintiff alleging that plaintiff breached the contractual agreement by preventing Titan’s performance of its obligations under the agreement by failing to, among things, provide the necessary volumes of materials for shipment and the personnel sufficient to permit Titan to provide its services and by failing to pay certain invoices and to reimburse Titan for equipment damaged by plaintiff’s employees and for overweight trailer tickets. This matter is presently set on the court’s non-jury trial docket. Titan intends to continue to vigorously defend this lawsuit.

As of June 30, 2023, no accruals for loss contingencies have been recorded as the outcome of this litigation is neither probable nor reasonably estimable.

Item 1A. Risk Factors

Not required under Regulation S-K for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities within the last two years that would be required to be disclosed pursuant to Item 701 of Regulation S-K, with the exception of the following:

Between October 21, 2022 and May 12, 2023, we issued original issue discount promissory notes with a combined principal value of $1.9 million to five accredited investors, including a note of the original principal amount of $60,000 to our chief executive officer. These notes had maturity dates of approximately one year, had an annual interest rate of 10% per annum, and were convertible only upon an event of default.  On July 17, 2023, we entered into exchange agreements with these five noteholders. Under the terms of the exchange agreements, the notes (approximately $1.94 million of outstanding principal and accrued interest) were cancelled in exchange for our issuance to the former noteholders of 38,800,764 Series A Rights to Receive Common Stock (“Series A Rights”) dated as of July 17, 2023 ..

On July 17, 2023, we also entered into exchange agreements with two accredited investors, including Ajay Sikka, a director of our company and our former chief executive officer. Pursuant to the exchange agreements, such investors exchanged 220,135 shares of our Series B Convertible Preferred Stock into an aggregate of 22,013,500 Series A Rights dated as of July 17, 2023. Pursuant to the exchange agreement Mr. Sikka, Mr. Sikka also exchanged 5,000,000 shares of our common stock and a receivable of our company for unreimbursed advances in the amount of $100,000 for an aggregate of 7,000,000 additional Series A Rights dated July 17, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended June 30, 2023, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

TraQiQ, Inc.

Date: October 6, 2023	By:	/s/ Glen Miller
Glen Miller
Chief Executive Officer (principal executive officer)

Date: October 6, 2023	By:	/s/ Michael Jansen
Michael Jansen
Chief Financial Officer (principal financial and accounting officer)

