Form 10-Q
period 2023-09-30
TRAQIQ, INC.
filed 2023-11-14
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

(248)- 775-7400

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of November 14, 2023, was 15,134,545.

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

Item 1. Financial Statements

Page No.

Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	5

Condensed Consolidated Statements of Operations for the Nine and Three Months Ended September 30, 2023 and 2022 (unaudited)	6

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$598,416	$26,650
Accounts receivable, net	1,194,047	517,583
Subscription receivable	-	200,000
Other receivables	5,627	1,241
Prepaid expenses and other current assets	243,580	128,689
Inventory	350,870	-
Total Current Assets	2,392,540	874,163

Property and equipment, net	5,404,424	5,643,941
Intangible assets, net	10,904,388	687,500
Goodwill	6,650,621	-
Other assets	8,251	8,251
Operating lease right-of-use asset, net	1,420,803	194,112
Total Non-current Assets	24,388,487	6,533,804

TOTAL ASSETS	$26,781,027	$7,407,967

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$2,910,768	$736,658
Customer deposits	316,829	-
Accrued payroll and related taxes	168,563	50,983
Derivative liability	25,909	-
Convertible notes payable, net of discounts	2,739,090	-
Convertible notes payable, net of discounts – related party	523,662	-
Notes payable, net of discounts	3,722,838	1,098,158
Notes payable, net of discounts – related party	-	-
Operating lease liability, current	306,747	95,243
Total Current Liabilities	10,714,406	1,981,042

Notes payable, net of current portion and discounts	2,396,568	2,785,531
Notes payable, net of current portion and discounts – related party	633,470	-
Operating lease liability, net of current portion	1,188,079	115,290
Total Non-current Liabilities	4,218,117	2,900,821

Total Liabilities	14,932,523	4,881,863

STOCKHOLDERS’ EQUITY
Member’s equity	-	2,526,104
Preferred stock, 10,000,000 shares authorized:
Preferred stock, par value, $0.0001, Series A Convertible Preferred, 0 and 0 shares issued and outstanding	-	-
Preferred stock, par value, $0.0001, Series B Convertible Preferred, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock, par value, $0.0001, Series C Convertible Preferred, 630,900 and 0 shares issued and outstanding, respectively	63	-

Common stock, par value, $0.0001, 300,000,000 shares authorized, 15,134,545 and 0 issued and outstanding, respectively	1,513	-
Additional paid in capital	154,002,798	-
Accumulated deficit	(142,155,870)	-

Total Stockholders’ Equity	11,848,504	2,526,104

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,781,027	$7,407,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	For the Nine Months Ended			For the Three Months Ended
	September 30,			September 30,
	2023	2022		2023	2022
Revenue	$5,568,224		$2,823,911	$2,606,653		$1,254,058
Cost of Revenues	4,703,784		2,868,070	1,962,725		1,218,025
Gross Profit (Loss)	864,440		(44,159)	643,928		36,033

Operating Expenses
Salary and salary related costs	1,177,855		330,120	559,208		125,746
Stock-based compensation	5,590,485		-	2,278		-
Professional fees	2,131,902		103,247	1,207,231		79,800
Depreciation and amortization	674,879		4,997	426,337		4,997
General and administrative expenses	682,583		194,889	268,534		70,041
Total Operating Expenses	10,257,704		633,253	2,463,588		280,584

OPERATING LOSS	(9,393,264)		(677,412)	(1,819,660)		(244,551)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	33,261		-	23,609		-
Interest expense, net of interest income	(676,726)		(107,816)	(237,895)		(33,206)
Other income, net	141,468		661,465	38,047		628
Goodwill impairment	(15,669,287)		-	-		-
Loss on extinguishment and on issuance of share rights	(116,591,322)		-	(116,591,322)		-
Total other income (expense)	(132,762,606)		553,649	(116,767,561)		(32,578)

Provision for income taxes	-		-	-		-
Net loss	$(142,155,870)		$(123,763)	$(118,587,221)		$(277,129)

Net loss per share
Basic and diluted	$(1.05)	$	N/A	$(0.65)	$	N/A

Weighted-average common shares outstanding
Basic and diluted	135,720,702		N/A	181,683,636		N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	Members’ Equity	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Accumulated
	(Deficiency)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance - January 1, 2023	$2,526,104	-	-	-	-	-	$-	-	$-	$-	$	$2,526,104
Settlement of note due to contribution	170,000	-	-	-	-	-	-	-	-	-	-	170,000
Net loss	(664,601)	-	-	-	-	-	-	-	-	-		(664,601)
Balance - March 31, 2023	2,031,503	-	-	-	-	-	-	-	-	-		2,031,503
Effect of reverse acquisition	(2,031,503)	-	-	1,470,135	147	630,900	63	33,952,778	3,395	30,088,068	(664,601)	27,395,569
Share-based compensation	-	-	-	-	-	70,100	7	300,000	30	5,588,170	-	5,588,207
Net loss	-	-	-	-	-			-	-	-	(22,904,048)	(22,904,048)
Balance – June 30, 2023	-	-	-	1,470,135	147	701,000	70	34,252,778	3,425	35,676,238	(23,568,649)	12,111,231
Share-based compensation	-	-	-	-	-	-	-	-	-	2,278	-	2,278
Cancelation of Series C Preferred Stock for options	-	-	-	-	-	(70,100)	(7)	-	-	7	-	-
Exchange of debt, preferred stock and common stock for common stock rights	-	-	-	(1,470,135)	(147)	-	-	(19,118,233)	(1,912)	118,324,275	-	118,322,216
Net loss	-	-	-	-	-	-	-	-	-	-	(118,587,221)	(118,587,221)
Balance - September 30, 2023	$-	-	$-	-	$-	630,900	$63	15,134,545	$1,513	$154,002,798	$(142,155,870)	$11,848,504

	Members’ Equity	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Accumulated
	(Deficiency)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance - January 1, 2022	$(2,038,379)	-	-	-	-	-	$-	-	$-	$-	$-	$(2,038,379)
Net income	494,127	-	-	-	-			-	-	-	-	494,127
Balance - March 31, 2022	(1,544,252)	-	-	-	-	-	-	-	-	-	-	(1,544,252)

Net loss	(340,761)	-	-	-	-	-	-	-	-	-	-	(340,761)
Balance – June 30, 2022	(1,885,013)	-	-	-	-	-	-	-	-	-	-	(1,885,013)
Member contribution	3,662,450	-	-	-	-	-	-	-	-	-	-	3,662,450
Net loss	(277,129)	-	-	-	-	-	-	-	-	-	-	(277,129)

Balance - September 30, 2022	$1,500,308)	-	$-	-	$-	-	$-	-	$-	$-	$-	$(1,500,308)

The accompanying notes are an integral part of these consolidated financial statements.

TRAQIQ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Nine Months Ended September 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(142,155,870)	$(123,763)
Adjustments to reconcile net loss to net cash used in operating activities
Goodwill impairment	15,669,287	-
Employee Retention Credit	-	422,845
Forgiveness of debt	(91,804)	(812,304)
Depreciation and amortization	781,546	225,640
Stock-based compensation	5,590,485	-
Change in fair value of derivative liability and derivative expense	(33,261)	-
Amortization of discounts and convertible options on debt	265,156	5,418
Loss on extinguishment of convertible notes	116,591,322	-
Loss on sale of property and equipment	-	151,767
Changes in assets and liabilities
Accounts receivable	(307,126)	(199,205)
Prepaid expenses and other current assets	(97,074)	(147,582)
Other receivables	(4,386)	(14,231)
Inventory	65,176	-
Right-of-use asset	185,160	61,085
Accounts payable, accrued expenses and deferred taxes	1,413,596	355,115
Customer deposits	5,285	21,238
Accrued payroll and payroll taxes	96,503	-
Operating lease liability	(127,558)	(63,304)
Total adjustments	1,229,576	13,116
Net cash used in operating activities	(2,153,563)	(117,281)

CASH FLOWS FROM INVESTING ACTIVITES
Net cash received in reverse acquisition	69,104	-
Acquisition of property and equipment	(173,625)	(3,254,502)
Proceeds from disposal of property and equipment	97,319	281,819
Net cash used in investing activities	(7,202)	(2,972,683)

CASH FLOWS FROM FINANCING ACTIVITES
Subscription receivable	200,000	-
Loan origination fees	-	(99,950)
Member Contribution from Subscription Receivable	-	360,354
Proceeds from convertible notes	2,595,000	-
Repayment of convertible notes	(101,008)	-
Proceeds from convertible notes - related parties	500,000	-
Proceeds from notes payable	123,574	3,197,978
Repayments of notes payable	(1,218,504)	(517,838)
Proceeds from note payables - related parties	841,373	572,241
Repayment of notes payable - related parties	(207,904)	(347,905)
Net cash provided by financing activities	2,732,531	3,164,880

NET INCREASE IN CASH AND CASH EQUIVALENTS	571,766	74,916

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	26,650	33,579

CASH AND CASH EQUIVALENTS - END OF PERIOD	$598,416	$108,495

CASH PAID DURING THE PERIOD FOR:
Interest expense	$275,540	$134,980
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Member contributions in exchange for loans payable	$-	$2,306,095
Subscription receivable in exchange for equity	$-	$995,000
Non-cash transactions related to reverse acquisition	$27,162,222	$-
Settlement of note payable	$170,000	$-

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

On July 28, 2023 the Company, its wholly owned subsidiary TraQiQ Solutions, Inc (“Ci2i”), and Ajay Sikka (“Sikka”), a director of the Company and its former chief executive officer, signed an Assignment of Stock Agreement (the “Assignment Agreement”). Under the terms of the Assignment Agreement, the Company assigned and transferred to Sikka all of the rights, title, and interests in the issued and outstanding equity interests of Ci2i in exchange for consideration of $1. The Company additionally assumed from Ci2i loans and short term debts valued at $209,587 plus fees and interest. Other than the liabilities assumed from Ci2i, the balance sheet amounts and operations of Ci2i as of the date of sale were insignificant.

March 31, 2023 Financial Statements

In connection with the preparation of the Company’s condensed consolidated financial statements reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, (collectively, “the second quarter financial statements”), the Company identified errors in its previously-issued financial statements as of and for the period ending March 31, 2023. Management determined that these financial statements incorrectly accounted for the January 5, 2023, acquisition of the Recoup digester business assets as a business combination instead of as an asset acquisition under the guidance enumerated in FASB ASC 805. The result of the change was to remove goodwill previously recorded ($7.2 million) as part of the transaction and allocate that value to the intellectual property intangible asset. The Company also determined that the Black-Scholes model used to previously value the derivative liability was not appropriate and subsequently utilized a Monte Carlo pricing model, to more appropriately reflect the variability in the derivative. This resulted in a $112 million reduction of the derivative liability at March 31, 2023. The Company’s management and the audit committee of the Company’s Board of Directors concluded that due to the correction of the errors that were discovered, the previously issued unaudited financial statements and other financial information contained in the Company’s Quarterly Reports on Forms 10-Q for the fiscal period ended March 31, 2023 should no longer be relied upon.

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

Going Concern

The Company’s consolidated financial statements as of September 30, 2023 and December 31, 2022 are prepared using accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern. This contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.

For the nine months ended September 30, 2023, the Company had a net loss of $142,155,870. The working capital of the Company was a deficit of $8,321,866 as of September 30, 2023 (deficit of $1,106,879 as of December 31, 2022). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after that date that the financial statements are issued.

Management’s plans include raising capital through issuances of equity and debt securities, and minimizing operating expenses of the business to improve the Company’s cash burn rate. On July 17, 2023, the Company converted $1,944,000 of principal and $75,263 of accrued interest related to its outstanding convertible note payables into Series A rights to receive common stock (“Series A Rights”), resulting in the extinguishment of almost all of the Company’s convertible note embedded derivative liabilities. In addition, the Company has been successful in attracting substantial capital from investors interested in the current public status of the Company that has been used to support its ongoing cash outlays. This includes $2,178,000 of convertible notes during the three months ended September 30, 2023 (Note 10 - Convertible Notes Payable). The Company believes, but cannot guarantee, it will continue to be able to attract capital from outside sources as it pursues a move to a national stock exchange. The Company has engaged a qualified investment bank to assist in the uplisting of its common stock and simultaneous raise of capital. In addition, the Company’s revenue continues to grow and management expects the Company to shrink its net losses over the upcoming quarters through organic and acquisitive growth. The Company has identified a plan to decrease expenses going forward to reduce its cash burn.

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

Cash and cash equivalents

The Company considers all highly-liquid money market funds and certificates of deposit with original maturities of less than three months to be cash equivalents. The Company maintains its cash balances with various banks. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company monitors the cash balances held in its bank accounts, and as of September 30, 2023 and December, 2022 did not have any concerns regarding cash balances which exceeded the insured amounts.

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

As of September 30, 2023 and December 31, 2022, the Company allocated $77,690 to the allowance for credit loss. The Company writes off bad debts as they occur during the year. As of December 31, 2021, the Company had accounts receivable, net of $413,723.

Subscriptions Receivable

Subscription receivable consists of units that have been issued with subscriptions that have not yet been settled. As of September 30, 2023 and December 31, 2022, there were $0 and $200,000, respectively, in subscriptions that had not yet settled. Subscriptions receivable are carried at cost which approximates fair value.

Inventory

Inventories primarily consist of parts for our digester business purchased for resale. Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Management reviews the age of inventories for obsolescence and determined that a reserve for obsolescence was not required as of September 30, 2023.

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

Management regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management’s assessment, there were no indicators of impairment of the Company’s property and equipment as of September 30, 2023 and December 31, 2022.

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

Finite long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. Management assessed and concluded that no impairment write-down would be necessary for finite long-lived intangible assets as of September 30, 2023 and December 31, 2022.

The Company amortizes these intangible assets on a straight-line basis over their estimated useful lives, as stated below:

Finite Long-lived Intangible Assets Categories	Estimated Useful Life
Customer Lists	10 Years
Intellectual Property	10 Years
Noncompete agreement	5 Years
Tradenames	10 Years

Goodwill

Goodwill represents the excess of the acquisition price of a business over the fair value of identified net assets of that business. Goodwill has an indefinite lifespan and is not amortized. The Company evaluates goodwill for impairment at least annually and record an impairment charge when the carrying amount of a reporting unit with goodwill exceeds the fair value of the reporting unit. The Company has two reporting units, Titan and Recoup.

The Company assesses qualitative factors to determine if it is necessary to conduct a quantitative goodwill impairment test. If deemed necessary, a quantitative assessment of the reporting unit’s fair value is conducted and compared to its carrying value in order to determine the impairment charge. Due to the reverse acquisition with Titan, the Company recognized goodwill of $22,319,908 for the Recoup reporting unit on the condensed consolidated balance sheet (Note 3 - Business Combinations). As a result of the historical net losses of TraQiQ, the Company concluded it was more likely than not that the fair value of the reporting unit was less than it’s carrying amount as of June 30, 2023. Therefore, the Company performed an impairment assessment of the goodwill.

The fair value of the Recoup reporting unit was estimated using an income approach and included assumptions related to estimates of future revenue and operating expenses, long-term growth rates, a technology obsolescence rate, and a discount rate. The quantitative impairment test indicated a fair value of the reporting unit that was lower than it’s carrying value, and as a result, the goodwill was impaired with an impairment expense of $15,669,287 during the nine months ended September 30, 2023 (Note 6 - Goodwill).

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

Loan Origination Fees

Loan origination fees represent loan fees, inclusive of original issue discounts, relating to convertible note payables and note payables granted to the Company. The Company amortizes loan origination fees over the life of the note (Note 9 – Note Payables and Note 10 – Convertible Note Payable). Amortization expense of loan issuance fees for the nine months ended September 30, 2023 and 2022 was $210,225 and $450, respectively. Amortization expense of loan issuance fees for the three months ended September 30, 2023 and 2022 was $139,228 and $420, respectively. The net amounts of $577,480 and $93,744 were netted against the outstanding notes payable as of September 30, 2023 and December 31, 2022, respectively.

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

Valuations derived from various models are subject to ongoing internal and external verification and review. The Company determined the fair value of the derivative liability as of September 30, 2023 using the Black-Scholes pricing model for its derivative liability from warrants and a Monte Carlo pricing model for its derivative liabilities from convertible note payables. The inputs used involve management’s judgement and may impact net income (loss).

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

The following is a summary of revenue disaggregated by type for the nine and three months ended September 30, 2023 and 2022:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Product sales	$935,209	$-	$751,034	$-
Waste collection and disposal	4,633,015	2,823,911	1,855,619	1,254,058
Total revenue	$5,568,224	$2,823,911	$2,606,653	$1,254,058

Concentration Risk

The Company performs a regular review of customer activity and associated credit risks.

As of September 30, 2023, three customers accounted for approximately 51% of accounts receivable. As of December 31, 2022, one customer accounted for approximately 63% of accounts receivable.

During the nine months ended September 30, 2023, one customer accounted for approximately 35% of total revenues generated. During the nine months ended September 30, 2022, two customers accounted for approximately 68% of total revenues generated. During the three months ended September 30, 2023, three customers accounted for approximately 48% of total revenues generated. During the three months ended September 30, 2022, two customers accounted for approximately 59% of total revenues generated.

The Company maintains positive customer relationships and continually expands its customer base, mitigating the impact of any potential concentration risks that exist.

Basic and Diluted Loss per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2023 and September 30, 2022, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2022
Series C preferred stock	63,090,000	-
Warrants	108,734	-
Convertible notes	17,680	-
Total common stock equivalents	63,216,414	-

As further described in Note 3 – Business Combinations, under applicable accounting principles, the historical financial results of Titan prior to May 19, 2023 replace the historical financial statements for the period prior to May 19, 2023. Titan’s equity structure, prior to the combination with the TraQiQ, was a limited liability company, resulting in all components of equity attributable to the members being reported within Member’s Equity. Given that Titan was a limited liability company, net loss prior to the reverse acquisition is not applicable for purposes of calculating loss per share.

The Company has assessed the Series A Right to Receive Common Stock (“Series A Rights”) and the Series B Rights to Receive Common Stock (“Series B Rights”) for appropriate balance sheet classification and concluded that the Series A Rights and Series B Rights are freestanding equity-linked financial instruments that meet the criteria for equity classification under ASC 480 and ASC 815. In accordance with ASC 260 Earnings per Share the Company determined that the Series A Rights and Series B Rights should be included in the determination of basic and diluted earnings per share.

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

TraQiQ, Inc. files a tax return in the U.S. federal tax jurisdiction and various state tax jurisdictions. Prior to the sale of its subsidiary TraQiQ Solutions, Inc., TraQiQ Inc. and TraQiQ Solutions Inc filed a consolidated tax return in the U.S. federal tax jurisdiction and various state tax jurisdictions. Recoup files a tax return in the U.S. federal tax jurisdiction and the State of Delaware. Prior to the Titan Merger, Titan, with consent from its shareholders, had elected under the Internal Revenue Code to be an “S” corporation. In lieu of corporation income taxes, the shareholders of an “S” corporation are taxed on their proportionate share of the Company’s taxable income. For U.S. federal income tax purposes, the Titan Merger qualified as a tax-free “reorganization”. Therefore, following the Titan Merger, Titan is to be taxed as a “C” corporation in the U.S. federal tax jurisdiction and in various state tax jurisdictions.

The U.S. federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities. U.S. federal income tax returns have a default audit examination window of three years, and an examination window of six years when there are substantial omissions or errors on the return. There is no statute of limitations for fraudulent or false returns, or for returns which were never filed. The company is subject to various state tax jurisdictions, which generally have an examination window of four years for income tax returns.

Advertising and Marketing Costs

Costs associated with advertising are charged to expense as occurred. For the three and nine months ended September 30, 2023 the advertising and marketing costs were $11,010 and $24,918, respectively. Advertising and marketing costs for the three and nine months ended September 30, 2022 were $3,328 and $4,982, respectively.

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

The approximate revenue and gross profit for TraQiQ (excluding the operations of Titan) from May 19, 2023 through September 30, 2023 was $935,209 and $546,902, respectively.

The following supplemental pro-forma financial information approximate combined financial information assumes that the acquisition had occurred at the beginning of the year ended December 31, 2022:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2023	2022
Total revenue	$5,936,731	$4,204,694
Net loss	$(122,348,055)	$(24,337,792)
Pro forma loss per common share	$(1.46)	$(5.52)
Pro forma weighted average number of common shares basic and diluted	84,039,244	4,410,595

The pro forma combined results of operations for the year ended December 31, 2022, include stock-based compensation of $5,590,485 and goodwill impairment expense of $15,669,287. The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred, nor are they necessarily indicative of future consolidated results.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Fixed assets consist of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Containers	$1,520,886	$1,397,311
Trucks and tractors	4,138,214	4,086,968
Trailers	1,033,259	1,197,357
Shop equipment	40,380	40,380
Leasehold improvements	$19,589	$19,589
	6,752,328	6,741,605
Less accumulated depreciation	(1,347,904)	(1,097,664)
Net book value	$5,404,424	$5,643,941

Depreciation expenses for the three and nine months ended September 30, 2023 were $125,000 and $316,957, respectively. Depreciation expenses for the three and nine months ended September 30, 2022 were $91,220 and $225,640, respectively.

On June 10, 2022, Titan entered into an asset purchase agreement with Century Waste Management (“Century”) for consideration of approximately $1,805,000. The entire purchase price agreement was allocated as fair value to the equipment acquired; no goodwill or intangible assets were determined to be transferred as part of the sale. In order to fund the asset purchase from Century, Titan entered into several private equipment financing agreements (Note 9 – Notes Payable).

NOTE 5 – INTANGIBLES, NET

Intangible assets consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Customer Lists	$687,500	$687,500
Intellectual Property	10,333,144	-
Tradenames	275,447	-
Noncompete Agreement	72,886	-

Less: accumulated amortization	(464,589)	-
Net book value	$10,904,388	$687,500

Amortization expense from intangible assets was $464,589 and $0 for the nine months ended September 30, 2023 and 2022, respectively, and $287,990 and $0 for the three months ended September 30, 2023 and 2022, respectively.

On December 9, 2022, Titan entered into a purchase agreement with WTI Global, Inc. (the “seller” or “WTI”) for consideration of approximately $687,500 in exchange for intangible assets. The entire purchase consideration was allocated as fair value to the customer lists acquired from the seller. The $687,500 was funded through a combination of a note payable to the seller of $170,000 and an equity infusion from a member of Titan for $517,500. See Note 9 – Notes Payable and Note 10 – Convertible Notes Payable for further details.

As a result of the Titan Merger, the Company recorded $10,333,144 of intellectual property, $275,447 of tradenames, and a $72,886 noncompete agreement on the acquisition date (Note 3 – Business Combinations).

Future amortization expense from intangible assets as of September 30, 2023 were as follows:

For the Year Ended,
December 31,
Remainder of 2023	$298,798
2024	1,188,698
2025	1,185,450
2026	1,185,450
2027	1,185,450
Thereafter	5,860,542
Total remaining amortization expense	$10,904,388

NOTE 6 – GOODWILL

The Company has two reporting units, Titan and Recoup. As of September 30, 2023 and December 31, 2022, the goodwill for both reporting units was $6,650,621 and $0, respectively. Due to the Titan Merger and the resulting recognition of goodwill from the reverse acquisition, the Company recognized goodwill of $22,319,908 for the Recoup reporting unit on the Titan Merger acquisition date.

As a result of the historical net losses of TraQiQ, the Company concluded it was more likely than not that the fair value of the reporting unit was less than it’s carrying amount as of June 30, 2023. Therefore, the Company performed an impairment assessment of the goodwill. The fair value of the Recoup reporting unit was estimated using an income approach and included assumptions related to estimates of future revenue and operating expenses, long-term growth rates, a technology obsolescence rate, and a discount rate. The quantitative impairment test indicated a fair value of the reporting unit that was lower than it’s carrying value, and as a result, the goodwill was impaired with an impairment expense of $15,669,287 on June 30, 2023.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Detail of accounts payable and accrued expenses as of September 30, 2023, and 2022 was as follows:

	September 30,	December 31,
	2023	2022
Accounts payable	$2,481,160	$669,231
Credit card payable	141,345	29,454
Accrued interest	100,648	12,298
Accrued expenses and other payables	187,615	25,675
Total accounts payable and accrued expenses	$2,910,768	$736,658

NOTE 8 – LEASES

As of September 30, 2023, Titan maintains two leases classified as operating leases. Leases with an initial term of 12 months or less or leases that are immaterial are not included on the consolidated balance sheets.

Titan has a 62-month lease in Troy, Michigan which expires on January 15, 2025. The monthly payments were initiated on February 15, 2020 at $8,251 after a 2-month rent abatement period. Straight rent was calculated at $8,479 per month. The total remaining operating lease expenses through expected termination date on the lease are approximately $135,656.

On April 1, 2023, Titan entered into a 60-month lease in Detroit, Michigan, with a related party through common ownership, which expires on March 31, 2028. On September 1, 2023 the Company and the related party amended the lease, resulting in decreased payment terms. The lease has the option to renew for an additional 5 years given proper notice. The monthly payments were initiated on May 1, 2023 after a 1-month rent abatement period. Straight rent for the amended lease was calculated at $29,113 per month. The total remaining operating lease expenses expected through termination date on the lease are approximately $1,572,000. Following the amendment, the supplemental cash flow impact of the right-of-use asset exchanged for new lease obligations was $1,411,851.

	September 30,	December 31,
	2023	2022
Weighted average remaining lease term (in years)	4.20	2.08
Weighted average discount rate	7.92%	7.57%

Future minimum lease payments required under operating leases on an undiscounted cash flow basis as of September 30, 2023 were as follows:

For the Year Ended,
December 31,
Remainder of 2023	$94,549
2024	432,168
2025	366,287
2026	385,560
2027	400,982
Thereafter	102,211
Total minimum lease payments	1,781,757
Less: imputed interest	(286,931)
Present value of future minimum lease payments	1,494,826

Current operating lease liabilities	306,747
Non-current operating lease liabilities	$1,188,079

The Company had operating lease expenses of $251,846 and $76,383 for the nine months ended September 30, 2023 and 2022, respectively, and $99,514 and $25,638 for the three months ended September 30, 2023 and 2022, respectively. The Company records operating lease expense as a component of general and administrative expenses on the condensed consolidated statement of operations.

NOTE 9 – NOTES PAYABLE

The Company borrows funds from various creditors to finance its equipment, operations, and acquisitions. The collateralized loans below are secured by interest in the financed equipment.

The Company’s notes payables balance as of September 30, 2023 and December 31, 2022, consisted of the following:

		September 30,		December 31,
		2023		2022
		Current	Non-current	Current	Non-current

Loans:
WTI Global Inc.	(a)	$-	$-	$170,000	$-

Collateralized Loans:
Peoples United	(b)	21,761	-	177,539	-
M&T Bank	(c)	130,193	222,488	121,927	321,192
Daimler Truck	(d)	69,143	-	74,873	53,429
Ascentium Capital	(e)	158,257	468,563	152,467	587,991
Balboa Capital	(f)	41,810	147,701	38,895	179,433
Blue Bridge Financial	(g)	11,383	42,286	10,394	50,951
Channel Equipment Finance	(h)	17,503	103,389	-	-
Financial Pacific	(i)	31,108	109,643	29,187	133,220
M2 Equipment	(j)	42,177	146,067	39,527	178,039
Meridian Equipment Finance	(k)	27,358	92,851	25,518	113,606
Navitas	(l)	39,055	129,142	36,791	158,723
Pawnee	(m)	44,761	159,766	41,480	193,759
Signature	(n)	81,439	312,499	73,973	374,921
Trans Lease	(o)	43,586	124,485	40,524	157,569
Verdant	(p)	46,446	134,286	44,324	169,390
Western Equipment	(q)	44,027	153,220	41,186	186,605

Issued prior to Titan Merger:
Michaelson Capital	(r)	2,732,090	-	-	-
Loanbuilder	(s)	87,596	123,477	-	-
Individual	(t)	25,000	-	-	-
Kabbage Loans	(u)	36,079	-	-	-
Baxter Credit Union	(v)	-	-	-	-

Related Parties:
Titan Holdings 2	(w)	-	633,470	-	-

Total outstanding principal		3,730,772	3,103,333	1,118,605	2,858,828
Less: discounts		(7,934)	(73,296)	(20,447)	(73,297)
Total notes payable		3,722,838	3,030,037	1,098,158	2,785,531

Less: Notes payable – related parties		-	633,470	-	-
Notes payable		$3,722,838	$2,396,568	$1,098,158	$2,785,531

(a)	On December 15, 2022, Titan entered into a $170,000 promissory note agreement with WTI Global Inc. (“WTI”) at a 7% per annum interest rate. The promissory note was issued as consideration for the acquisition of intangible assets from WTI (Note 5 – Intangible Assets). On February 1, 2023, WTI agreed to cancel the promissory note in exchange for an ownership interest in the Company. The cancellation was recorded on the condensed consolidated balance sheet as an equity contribution (See Note 13 – Stockholders’ Equity).

(b)	On December 10, 2021, Titan entered into a collateralized loan agreement for $354,876 with Peoples United Bank at a 5.75% per annum interest rate. The loan has a maturity date of November 10, 2023 and requires monthly payments of $16,614.

(c)	Titan entered into a collateralized loan on December 23, 2022 with M&T Bank which matures on February 23, 2025. The loan has an interest rate of 8.78% and the Company remits monthly payments of $13,000 with a balloon payment at maturity of $176,497.

(d)

On February 12, 2018, Titan entered into a collateralized loan agreement with Daimler Trucks for $131,940, with a maturity date of May 14, 2023. Titan made monthly payments of $2,487 towards principal and interest. Interest accrued at a rate of 4.95% per annum. As of September 30, 2023 this loan had been fully paid off.

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

(f)	On August 13, 2022, Titan entered into a collateralized loan agreement with Balboa Capital for $230,482, which matures five years from the commencement date. Titan makes monthly payments of $4,860 towards principal and interest. Interest accrues at a rate of 9.68% per annum.

(g)	On August 11, 2022, Titan entered into an equipment finance agreement with Blue Bridge Financial for $64,539, which matures five years from the commencement date. Titan makes monthly payments of $1,442 towards principal and interest. Interest accrues at a rate of 12.18% per annum.

(h)	On September 19, 2023, Titan entered into an equipment finance agreement with Channel Equipment Finance for $123,574, which matures on August 28, 2028. Titan makes monthly payments of $3,051 towards principal and interest. Interest accrues at a rate of 16.69% per annum.

(i)

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

(j)	On August 10, 2022, Titan entered into an equipment financing agreement with M2 Equipment for $230,000, which matures five years from commencement. Titan makes monthly payments of $4,739 towards principal and interest. Interest accrues at a rate of 8.68% per annum.

(k)	On August 16, 2022, Titan entered into an equipment financing agreement with Meridian for $149,076, which matures five years from commencement. Titan makes monthly payments of $3,118 towards principal and interest. Interest accrues at a rate of 9.32% per annum.

(l)	On July 23, 2022, Titan entered into an equipment financing agreement with Navitas for $210,000, which matures five years from commencement. Titan makes monthly payments of $4,257 towards principal and interest. Interest accrues at a rate of 7.99% per annum.

(m)	On August 15, 2022, Titan entered into an equipment financing agreement with Pawnee Leasing Corp. for $248,157, which matures five years from commencement. Titan makes monthly payments of $5,296 towards principal and interest. Interest accrues at a rate of 10.19% per annum.

(n)

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

(o)	On August 20, 2022, Titan entered into a collateralized loan agreement with Trans Lease, Inc. for $210,750, which matures five years from commencement. Titan makes monthly payments of $4,838 towards principal and interest. Interest accrues at a rate of 9.75% per annum.

(p)	On April 27, 2022, Titan entered into a collateralized debt agreement with Verdant Commercial Capital for $241,765, which matures five years from commencement. Titan makes monthly payments of $4,702 towards principal and interest. Interest accrues at a rate of 6.25% per annum.

(q)	On August 15, 2022, Titan entered into an equipment financing agreement with Western Equipment Capital for $240,726, which matures five years from commencement. Titan makes monthly payments of $4,989 towards principal and interest. Interest accrues at a rate of 8.93% per annum.
Note Payables issued prior to Titan Merger:

(r)

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

In October of 2023 the Company and Michaelson agreed to forbear the principal payments owed to Michaelson during the three months ended September 30, 2023 until October 30, 2023 (Note 16 – Subsequent Events).

(s)

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

On June 15, 2023, the Company agreed to settle Loanbuilder – 3. In accordance with ASC 470-60, “Troubled Debt Restructuring by Debtors” each of the Loanbuilder notes is accounted for as a troubled debt restructuring due to their respective settlement agreements. As a result of the Loanbuilder - 3 settlement, the Company recorded a net gain on extinguishment of debt of $25,299 in the consolidated statement of operations for the nine months ending September 30, 2023. Additionally, the Company agreed to pay the lender $6,325 in four monthly payments beginning in June 2023.

Excluding the Loanbuilder - 3 repayments, and as of September 30, 2023, the Company has 31 remaining required monthly repayments of $6,046 and 19 remaining required monthly repayments of $1,545 for the other Loanbuilder Notes.

(t)	On May 16, 2022, the Company issued a $25,000 promissory note (the “Individual #1 Note”) with an individual private investor. The Individual Note has an annual interest rate of 12% per annum and matures on December 31, 2023, at which time all principal and accrued interest is owed. In the event of default, the promissory note incurs additional interest of 0.5% on all outstanding principal and interest owed.

(u)	On September 28, 2022 and September 29, 2022 the Company agreed to two Kabbage Funding Loan Agreements (together known as the “Kabbage Loans”) owed to American Express National Bank. The Kabbage Loans had an initial principal value of $120,800 and as of May 19, 2023 had a principal amount of $77,748. Each loan includes a cost of capital interest expense of $4,077 and is to be repaid in nine monthly repayments of $3,658, followed by nine monthly payments of $35,507.

(v)	The Company signed a revolving loan with Baxter Credit Union, which was renewed on April 26, 2023, with a principal liability of $99,995. The loan had an annual interest rate of 8.50% and a maturity date of July 30, 2023, at which point all principal and accrued interest was due and payable. As of September 30, 2023 this loan was fully repaid.
Related Parties:
(w)	On April 30th, 2023, Titan signed a promissory note (the “Titan Holdings 2 Note”) with Titan Holdings 2, LLC (“Titan Holdings 2”), a stockholder of the Company. The Titan Holdings 2 Note has an interest rate of 10.5% per annum, which shall increase by 0.5% on each twelve-month anniversary of the Titan Holdings 2 Note’s signing, not to exceed an interest rate of 12.5% per annum. The Titan Holdings 2 Note has a principal amount of $562,470, requires monthly payments of the interest accrued, and requires the repayment of all outstanding principal amounts within five years of issuance. Titan has an informal agreement with Titan Holdings 2 to continually borrow from Titan Holdings 2 as working capital needs arise. These additional funds are to be repaid as funding becomes available. As of September 30, 2023, Titan had borrowed $248,692 in additional funding.

Interest expense on these notes for the nine and three months ended September 30, 2023 was $391,735 and $178,016, respectively. Interest expense on these notes for the nine and three months ended September 30, 2022 was $111,597 and $33,206, respectively.

Principal maturities for the next five years and thereafter as of September 30, 2023 were as follows:

Remainder of 2023	$3,038,298
2024	910,150
2025	956,601
2026	773,061
2027	472,417
Thereafter	683,579
Total principal payments	$6,834,106
Less: debt discounts	(81,230)
Total notes payable	$6,752,876

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

NOTE 10 – CONVERTIBLE NOTES PAYABLE

The Company’s convertible notes as of September 30, 2023 and December 31, 2022 were as follows:

		September 30,		December 31,
		2023		2022
		Current	Non-current	Current	Non-current

Issued prior to Titan Merger
Evergreen – 2022	(a)	$-	$-	$-	$-
Evergreen – 2023	(b)	-	-	-	-
GS Capital	(c)	-	-	-	-
Chambers	(d)	-	-	-	-
Eleven 11	(e)	-	-	-	-
Calvary Fund	(f)	-	-	-	-
Keystone Capital	(g)	-	-	-	-
Diagonal Lending	(h)	13,002	-	-	-
Seven Knots	(i)	-	-	-	-

Issued prior to Titan Merger – Related Parties:

Sikka	(j)	-	-	-	-
Miller	(k)	-	-	-	-

Convertible Notes Payable:
Calvary Fund – Bridge Notes	(l)	1,150,000	-	-	-
Evergreen – Bridge Note	(m)	745,000	-	-	-
Keystone Capital – Bridge Notes	(n)	70,500
Seven Knots – Bridge Notes	(o)	70,500
Individual #2 – Bridge Notes	(p)	300,000
Individual #3 – Bridge Notes	(q)	30,000
Individual #4 – Bridge Notes	(r)	180,000
Individual #5 – Bridge Notes	(s)	600,000

Related Parties:
Miller – Bridge Notes	(t)	480,000	-	-	-
Titan 5 – Bridge Note	(u)	120,000	-	-	-

Total outstanding principal		3,759,002	-	-	-
Less: discounts		(496,250)	-	-	-
Total convertible notes payable		3,262,752	-	-	-

Convertible notes payable – related parties		523,662	-	-	-
Convertible notes payable		$2,739,090	$-	$-	$-

Issued prior to Titan Merger:

(a)	On October 31, 2022, the Company issued a 20% original issue discount Senior Secured Promissory Notes (the “Evergreen – 2022 Note”) to Evergreen Capital Management, LLC (“Evergreen”). The Evergreen – 2022 Note had a principal amount of $48,000, an annual interest rate of 10% per annum and a maturity date of July 21, 2023. The Evergreen – 2022 Note contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon the event of default. The conversion price was equal to 75% of the price per share at which the Company’s stock is sold to the public in a qualified offering. A qualified offering was defined as a transaction in which the Company issues and sells shares of its equity securities in an equity financing with total proceeds to the Company of not less than $1,000,000. The conversion feature contained a variable settlement feature which was determined to be a derivative liability (Note 11 – Derivative Liabilities). On July 17, 2023, the Evergreen 2022 Note was cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 13 – Stockholders’ Equity).

(b)	Between January 1, 2023 and April 6, 2023 the Company issued five 20% original issue discount Senior Secured Promissory Notes (the “Evergreen – 2023 Notes”) to Evergreen. The Evergreen 2023 Notes had principal amounts ranging from $12,000 to 480,000, had an annual interest rate of 10% per annum, and were issued with maturity dates ranging from December 31, 2023 to April 30, 2024. The Evergreen 2023 Notes contained identical conversion features, enabling them to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion features each contained a variable settlement feature which was determined to be a derivative liability (Note 11 – Derivative Liabilities). On July 17, 2023, the Evergreen – 2023 Notes were cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 13 – Stockholders’ Equity).

(c)	On July 5, 2022, the Company issued an original issue discount Senior Secured Promissory Note (the “GS Capital Note”) to GS Capital Partners, LLC (“GS Capital”) that was dated as of July 5, 2022, and had a principal amount of $36,000. As of June 30, 2023, the Company has repaid the remaining outstanding principal balance. The GS Capital Note had an annual interest rate of 12% per annum and a maturity date of July 5, 2023. The GS Capital Note contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price is equal to the lowest trading price of the Company’s common stock for the 12 trading days immediately preceding the delivery of a notice of conversion. The conversion feature contains a variable settlement feature which was determined to be a derivative liability, however upon completing repayment of the principal balance, the derivative liability was reduced to $0 (Note 11 - Derivative Liabilities).

(d)	On February 16, 2023 the Company issued a 20% original issue discount Senior Secured Promissory Note (the “Chambers Note”) to the James D. Chambers Living Trust (“Chambers”) with a principal amount of $60,000. The Chambers Note had an annual interest rate of 10% per annum and a maturity date of February 28, 2024. The Chambers Note also contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion feature contained a variable settlement feature which was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Chambers Note was cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 13 – Stockholders’ Equity).

(e)	On February 14, 2023 and March 14, 2023 the Company issued two 20% original issue discount Senior Secured Promissory Notes (the “Eleven 11 Notes”) to Eleven 11 Management, LLC (“Evergreen”) with principal amounts of $54,000 and $60,000, respectively. The Eleven 11 Notes had an annual interest rate of 10% per annum and had maturity dates of February 14, 2024 and February 28, 2024. The Eleven 11 Notes also contained identical conversion features, enabling them to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion features each contain a variable settlement feature which was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Eleven 11 Notes were cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 13 – Stockholders’ Equity).

(f)	Between February 16, 2023 and April 26, 2023 the Company issued four 20% original issue discount Senior Secured Promissory Notes (the “Cavalry Fund Notes”) to Cavalry Fund I LP (“Cavalry”). The Cavalry Fund Notes had principal amounts ranging from $108,000 to $120,000, an annual interest rate of 10% per annum, and maturity dates ranging from February 28, 2024 to April 30, 2024. The Cavalry Fund Notes contained identical conversion features, enabling them to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion features each contained a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Calvary Fund Notes were cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 13 – Stockholders’ Equity).

(g)	Between March 3, 2023 and April 18, 2023 the Company issued three 20% original issue discount Senior Secured Promissory Notes (the “Keystone Notes”) to Keystone Capital Partners (“Keystone”). The Keystone Notes had principal amounts ranging from $30,000 to $90,000, an annual interest rate of 10% per annum, and were issued with maturity dates ranging from February 28, 2024 to April 17, 2024. The Keystone Notes also all contained identical conversion features, enabling them to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion features each contained a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Keystone Notes were cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 13 – Stockholders’ Equity).

(h)	On November 22, 2022 the Company issued an original issue discount Senior Secured Promissory Note (the “Diagonal Note”) to 1800 Diagonal Lending, LLC (“Diagonal”) with a principal balance of $130,016. The Diagonal Note has an annual interest rate of 11% per annum and a maturity date of November 22, 2023. As of May 19, 2023 the principal balance was $78,010. Between May 19, 2023 and June 30, 2023, the Company made principal repayments of $26,003 for the Diagonal Note. The Diagonal Note contains a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price is equal to 75% of the lowest trading price of the Company’s common stock during the ten trading days immediately preceding the conversion date. The conversion feature contains a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities).

(i)	On April 17, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Note (the “Seven Knots Note”) to Seven Knots, LLC (“Seven Knots”). The Seven Knots Note had a principal amount of $60,000, an annual interest rate of 10% per annum, and a maturity date of April 16, 2024. The Seven Knots Note also contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion feature contained a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023 the Seven Knots Note was cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 13 – Stockholders’ Equity).
Issued prior to Titan Merger – Related Parties:
(j)	On May 12, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Note (the “Sikka Note”) to Ajay Sikka (“Sikka”), a current director and former chief executive officer of the Company. The Sikka Note had a principal amount of $120,000, an annual interest rate of 10% per annum and a maturity date of May 31, 2024. The Sikka Note also contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion feature contained a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Sikka Note was cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 13 – Stockholders’ Equity).

(k)	On May 12, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Note (the “Miller Note”) to Glen Miller, the Company’s chief executive officer. The Miller Note had a principal amount of $60,000, an annual interest rate of 10% per annum, and a maturity date of May 31, 2024. The Miller Note also contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion feature contained a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Miller Note was cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 13 – Stockholders’ Equity).

Convertible Notes Payable:

(l)	Between May 19, 2023 and August 7, 2023, the Company issued five 20% original issue discount Senior Secured Promissory Notes to Calvary (the “Calvary Fund Bridge Notes”). The Calvary Fund Bridge Notes have principal amounts ranging from $141,000 to $400,000. The Cavalry Fund Bridge Notes have an annual interest rate of 10% per annum and maturity dates ranging from May 19, 2024 to August 7, 2024. The Cavalry Fund Bridge Notes contain identical “rollover rights” conversion features that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(m)	Between May 19, 2023 and July 7, 2023, the Company issued three 20% original issue discount Senior Secured Promissory Notes to Evergreen (the “Evergreen Bridge Notes”) with principal amounts ranging from $141,000 to $400,000. The Evergreen Bridge Notes have an annual interest rate of 10% per annum and were issued with maturity dates ranging from May 19, 2024 to July 7, 2024. The Evergreen Bridge Notes contain identical “rollover rights” conversion features that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(n)	On July 20, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to Keystone Capital (the “Keystone - Bridge Note”) with a principal amount of $70,500. The Keystone Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 20, 2024. The Keystone Bridge Notes contains a “rollover rights” conversion features that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(o)	On July 20, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to Seven Knots (the “Seven Knots - Bridge Note”) with a principal amount of $70,500. The Seven Knots Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 20, 2024. The Seven Knots Bridge Notes contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(p)	On July 24, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to an individual investor (the “Individual #2 – Bridge Note”) with a principal amount of $300,000. The Individual #2 Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 20, 2024. The Individual #2 Bridge Notes contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(q)	On July 24, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to an individual investor (the “Individual #3 – Bridge Note”) with a principal amount of $30,000. The Individual #2 Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 24, 2024. The Individual #3 Bridge Notes contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(r)	On July 24, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to an individual investor (the “Individual #4 – Bridge Note”) with a principal amount of $180,000. The Individual #4 Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 24, 2024. The Individual #4 Bridge Notes contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(s)	On July 28, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to an individual investor (the “Individual #5 – Bridge Note”) with a principal amount of $600,000. The Individual #5 Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 28, 2024. The Individual #5 Bridge Notes contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.
Related Parties:
(t)	Between June 13, 2023 and July 24, 2023, the Company sold and issued two 20% original issue discount Senior Secured Promissory Notes (the “Miller Bridge Notes”) to Glen Miller, the Company’s chief executive officer. The Miller Bridge Notes both have principal amounts of $240,000. The Miller Bridge Notes have an annual interest rate of 10% per annum and were issued with maturity dates ranging from June 13, 2024 to July 24, 2024. The Miller Bridge Note contains a “rollover rights” conversion feature that enables the holders to convert all or part of the Miller Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public offering.

(u)	On June 13, 2023, the Company sold and issued a 20% original issue discount Senior Secured Promissory Note (the “Titan 5 Bridge Note”) to Titan 5, a shareholder of the Company. The Titan 5 Bridge Note has a principal amount of $120,000, an annual interest rate of 10%, and was issued with a maturity date of June 13, 2024. The Titan 5 Bridge Note contains a “rollover rights” conversion feature that enables the holders to convert all or part of the Titan 5 Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

Interest expense due to convertible note payables for the nine and three months ended September 30, 2023 was $116,410 and $81,525, respectively. Interest expense on convertible notes payable for the nine and three months ended September 30, 2022, was $0 and $0, respectively.

Convertible note payables principal maturities for the next five years and thereafter as of September 30, 2023 were as follows:

Remainder of 2023	$13,002
2024	3,746,000
2025	-
2026	-
2027	-
Total principal payments	3,759,002
Less: debt discounts	(496,250)
Total convertible notes payable	$3,262,752

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

The fair value of each convertible note embedded derivative is estimated using a Monte Carlo valuation model. The model used a “with or without” scenario analysis. Changes to the inputs used in the model could produce a significantly higher or lower fair value. The following assumptions were used as of September 30, 2023 and December 31, 2022:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022

Expected term (years)	0.584 – 0.597	-
Expected volatility	412.6%	-
Expected dividend yield	0.00%	-
Risk-free interest rate	5.40%	-

The fair value of the Platinum Point Warrants derivative liability is estimated using a Black-Scholes valuation model with a stock price of $11.60. Changes to the inputs used in the model could produce a significantly higher or lower fair value. The following assumptions were used as of September 30, 2023 and December 31, 2022:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022

Expected term (years)	0.370	-
Expected volatility	875%	-
Expected dividend yield	0.00%	-
Risk-free interest rate	5.46%	-

The derivative liabilities as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022

Fair value of the Platinum Point Warrants (25,000 warrants)	$16,391	$-
Fair value of the Diagonal Lending conversion option	9,518	-
	$25,909	$-

Activity related to the derivative liabilities for the nine months ended September 30, 2023 is as follows:

Beginning balance as of December 31, 2022	$-
Warrants/conversion option – derivative liabilities recognized due to reverse acquisition	219,172
Extinguishment of conversion option derivative liabilities due to debt extinguishment	(160,002)
Change in fair value of warrants/conversion option - derivative liabilities	(33,261)
Ending balance as of September 30, 2023	$25,909

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

Employer contributions for the three and nine months ended September 30, 2023 were $5,037 and $10,862, respectively, and $2,828 and $8,226, respectively for the three and nine months ended September 30, 2022.

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

As of September 30, 2023 and December 31, 2022, the Company was authorized to issue a total of 10,000,000 shares of its Preferred Stock in one or more series.

Members’ Equity

As of December 31, 2022, Titan had members’ equity of $2,526,104. Each Member had voting rights based on and proportionate to such Member’s Membership interest.

On February 1, 2023, in exchange for the settlement of the $170,000 WTI promissory note, a 2.254% membership interest in Titan was granted to the seller of WTI (Note 9 – Notes Payable).

Series A Preferred Stock

As of September 30, 2023, there were no Series A Convertible Preferred shares issued and outstanding.

Series B Preferred Stock

As of September 30, 2023, there were no shares of Series B Preferred Stock issued and outstanding. On July 17, 2023, all outstanding shares of the Company’s Series B Preferred Stock were exchanged for the Company’s Series A Rights.

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

On July 17, 2023, the Company entered into Exchange Agreements (the “Series B Preferred Exchange Agreements”) with two accredited investors, including Sikka. Pursuant to the Series B Preferred Exchange Agreements, such investors exchanged 220,135 shares of the Company’s Series B Convertible Preferred Stock into an aggregate of 22,013,500 Series A Rights dated as of July 17, 2023. On July 20, 2023, the Company entered into an Exchange Agreement (the “REI Exchange Agreement”) with Renovare Environmental, Inc. (“REI”) pursuant to which REI exchanged 14,118,233 shares of Common Stock and 1,250,000 shares of Series B Preferred Stock for 108,729,363 Series A Rights dated July 20, 2023 and 30,388,873 Series B Rights dated July 20, 2023.

Series C Preferred Stock

As of September 30, 2023, there were 630,900 shares of Series C Preferred Stock issued and outstanding.

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

Concurrent to the Titan Merger, the Company’s chief executive officer and one of the Company’s directors resigned from their respective positions and a new chief executive officer, chief operating officer and chief financial officer were appointed. The Company agreed to issue stock compensation in the form of 70,100 shares of the Company’s Series C Preferred Stock to the new chief executive officer (Note 14 – Stock-Based Compensation). On September 28, 2023, the Company and the chief executive officer signed a cancellation agreement and the Series C Preferred Stock shares were rescinded (Note 14 – Stock-based Compensation).

Common Stock

As of September 30, 2023, the Company had 15,134,545 shares of common stock issued and outstanding. As of September 30, 2023, there were 300,000,000 shares of common stock authorized.

Under the terms of the Company’s articles of incorporation, holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders, including the election of directors, and do not have cumulative voting rights. The holders of outstanding shares of common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends at such times and in such amounts as the Company’s board of directors from time to time may determine. The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption. Upon liquidation, dissolution or winding up of the Company, the assets legally available for distribution to stockholders are distributable ratably among the holders of common stock after payment of liquidation preferences, if any, on any outstanding shares of preferred stock and the payment of other claims of creditors. The rights, preferences and privileges of holders of common stock are subject to and may be adversely affected by the rights of the holders of shares of outstanding preferred stock and any series of preferred stock the Company may designate and issue in the future.

During the three months ended September 30, 2023, the Company issued 300,000 shares of common stock due to vested restricted stock awards.

On July 17, 2023, the Company also entered into Exchange Agreements (the “Series B Preferred Exchange Agreements”) with two accredited investors, including Sikka. Pursuant to the Series B Preferred Exchange Agreements Sikka exchanged 5,000,000 shares of the Company’s common stock and a payment of receivable from the Company for unreimbursed advances in the amount of $100,000 for an aggregate of 7,000,000 additional Series A Rights dated July 17, 2023. On July 20, 2023, the Company entered into an Exchange Agreement (the “REI Exchange Agreement”) with Renovare Environmental, Inc. (“REI”) pursuant to which REI exchanged 14,118,233 shares of Common Stock and 1,250,000 shares of Series B Preferred Stock for 108,729,363 Series A Rights dated July 20, 2023 and 30,388,873 Series B Rights dated July 20, 2023.

Warrants

The following schedule summarizes the changes in the Company’s common stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2022	-	$-	-	$-	$-

Warrants acquired concurrent with the Titan Merger	108,734	0.008 – 16.00	.62	35,702	9.29
Warrants granted	-	$-	-	$-	$-
Warrants exercised	-	$-	-	$-	$-
Warrants expired/cancelled	-	$-	-	$-	$-

Balance at September 30, 2023	108,734	$0.008 – 16.00	0.62	$35,702	$9.29

Exercisable at September 30, 2023	106,907	$0.008 – 16.00	0.63	$33,891	$9.45

Balance at December 31, 2021	-	$-	-	$-	$-
Warrants granted	-	$-	-	$-	$-
Warrants exercised/exchanged	-	$-	-	$-	$-
Warrants expired/cancelled	-	$-	-	$-	$-

Balance at September 30, 2022	-	$-	-	$-	$-

Exercisable at September 30, 2022	-	$-	-	$-	$-

Right to Receive Common Shares

On July 17, 2023, the Company entered into Exchange Agreements (the “Note Exchange Agreements”), with five holders of its convertible note payables. Under the terms of the Note Exchange Agreements, $1,944,000 of convertible notes and $75,263 of accrued interest were cancelled in exchange for 38,800,764 Series A Rights dated as of July 17, 2023 (Note 10 – Convertible Notes Payable). The Series A Rights were valued at their fair value at the time of grant, which was deemed to $2.90 per Series A Right Share.

On July 17, 2023, the Company also entered into Exchange Agreements (the “Series B Preferred Exchange Agreements”) with two accredited investors, including Sikka. Pursuant to the Series B Preferred Exchange Agreements, such investors exchanged 220,135 shares of the Company’s Series B Convertible Preferred Stock into an aggregate of 22,013,500 Series A Rights dated as of July 17, 2023. Pursuant to the Series B Preferred Exchange Agreement Sikka also exchanged 5,000,000 shares of the Company’s common stock and a payment of receivable from the Company for unreimbursed advances in the amount of $100,000 for an aggregate of 7,000,000 additional Series A Rights dated July 17, 2023. The Series A Rights were valued at their fair value at the time of grant, which was deemed to $2.90 per Series A Right Share.

On July 20, 2023, the Company entered into an Exchange Agreement (the “REI Exchange Agreement”) with Renovare Environmental, Inc. (“REI”) pursuant to which REI exchanged 14,118,233 shares of Common Stock and 1,250,000 shares of Series B Preferred Stock for 108,729,363 Series A Rights dated July 20, 2023 and 30,388,873 Series B Rights dated July 20, 2023. The Series A Rights and Series B Rights were valued at their fair value at the time of grant, which was deemed to be $1.80 per Series A Right Share and $1.80 per Series B Right Share.

The transactions contemplated by the Note Exchange Agreement, Series B Preferred Exchange Agreement and REI Exchange Agreement are together referred to as the “Rights Exchanges”. As a result of the Rights Exchanges, the Company recognized a loss of $116,591,322 during the three and nine months ended September 30, 2023.

The Company’s Series A Rights obligate the Company to issue Common Stock (“Series A Right Shares”) to the holder without any additional consideration. The number of Series A Right Shares is fixed, and is only subject to customary non-price based ratable adjustments, such as stock splits, and stock combinations. The Series A Rights are exercisable immediately and expire five years after the issuance date. The Series A Rights require the Company to hold in reserve the total number of shares of Common Stock that would need to be exercised in order meet the obligations of the Series A Rights.

The Company’s Series B Rights obligate the Company to issue Common Stock (“Series B Right Shares”) to the holder without any additional consideration. The number of Series B Right Shares is fixed and is only subject to customary non-price based ratable adjustments, such as stock splits, and stock combinations. The Company’s Series B Rights are exercisable upon the earlier of (1) December 31, 2023 or (2) the initial date on which the Company’s Common Stock is listed for trading on the New York Stock Exchange, NYSE American, the Nasdaq Global Select Market, Nasdaq Capital Markets, or the Nasdaq Global Market. The Series B Rights expire five years after the issuance date. The Series B Rights require the Company to hold in reserve the total number of shares of Common Stock that would need to be exercised in order meet the obligations of the Series B Rights.

The Company assessed the Series A Rights and Series B Rights for appropriate balance sheet classification and concluded that the Series A Rights and Series B Rights are freestanding equity-linked financial instruments that meet the criteria for equity classification under ASC 480 and ASC 815. Accordingly, they are classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. The Company also determined that the Series A Rights and Series B Rights should be included in the determination of basic and diluted earnings per share in accordance with ASC 260, Earnings per Share.

NOTE 14 – STOCK-BASED COMPENSATION

The TraQiQ Inc. 2020 Equity Incentive Plan was initially approved by the Company’s Board of Directors on November 23, 2020.

The activity for restricted stock awards under the Company’s incentive plans was as follows for the three and nine months ended September 30, 2023 and 2022:

Weighted
		Weighted	Average
		Average	Remaining
	Number	Grant Date	Contractual
	Shares	Fair Value	Term (years)

Nonvested at December 31, 2021	-	$-	-
Granted	-	$-	-
Shares vested	-	$-	-
Forfeitures	-	$-	-
Nonvested at June 30, 2022
Granted		$
Shares vested	-	$-	-
Forfeitures	-	$-	-
Nonvested at September 30, 2022	-	$-	-

Nonvested at December 31, 2022	-	$-	-
Granted	-	$-	-
Shares vested	-	$-	-
Forfeitures	-	$-	-
Nonvested at March 31, 2023	-	$-	-

Acquired concurrent with the Titan Merger (vested and unreleased)	1,405,000	$0.01	-

Acquired concurrent with the Titan Merger (unvested)	3,600,000	$0.01	2.62
Granted	-	$-	-
Shares vested	600,000	$0.01	-
Forfeitures	-	$-	-
Nonvested at June 30, 2023	3,000,000	$0.01	1.95
Vested (and unreleased) at June 30, 2023	2,005,000	$0.01	-

Granted	-	-	-
Shares vested	-	-	-
Forfeitures and cancelations	(4,705,000)	$-	-
Vested and released	(300,000)
Total outstanding at September 30, 2023	-	$-	-

As of June 30, 2023, there were 2,005,000 shares of common stock related to restricted stock grants that were vested and unissued. On September 13, 2023, the Company signed a Cancellation of Restricted Stock Grants Agreement with Sikka and two directors which rescinded and annulled 1,705,000 of the vested and unreleased shares and the 3,000,000 unvested shares. Consequently, the obligation to issue shares was eliminated.

Stock-based compensation from restricted stock awards for the nine months ended September 30, 2023 and 2022 was $5,590,485 and $0, respectively. Stock-based compensation from restricted stock awards for the three months ended September 30, 2023 and 2022 was $2,278 and $0, respectively. As of September 30, 2023, there remained $0 of unrecognized stock-based compensation from restricted stock awards. The total fair value of restricted shares that vested during the nine months ended September 30, 2023 and 2022 was $3,510 and $0, respectively. The fair value of the vested and unreleased shares on the date of the Titan Merger was $16,439.

On the Titan Merger acquisition date, the Company awarded 70,100 shares of Series C Preferred Stock that vested immediately to its chief executive officer, and as a result recorded $5,586,796 of stock-based compensation (Note 13 – Stockholders’ Equity). On September 28, 2023, the Company and the chief executive officer signed a cancellation agreement and the Series C Preferred Stock shares were rescinded. Under the terms of the cancellation agreement, the Company agreed to issue ten-year stock options to acquire a number of shares of common stock of the Company in order to provide the chief executive officer an equity interest in the Company commensurate with the value of the original stock award. Such options will have an exercise price equal to the sale price of the common stock in the next public offering of common stock consummated by the Company.

The fair value of the Series C Preferred Stock was determined using observable inputs (level 2 fair value measurement) with a market approach technique. The main input for the Series C Preferred Stock fair value was the price of the Company’s common stock as of the date of the grant.

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

NOTE 16 – SUBSEQUENT EVENTS

Subsequent events were evaluated through November 14, 2023, which is the date the financial statements were available to be issued. There were no subsequent events other than those described below:

Deferral of Note Payable Payments

In October 2023, the Company and Michaelson agreed to forbear until October 31, 2023, the principal payments owed by the Company to Michaelson during the three month period ended September 30, 2023 under the terms of the Michaelson Note. The Company continued to pay Michaelson its regularly scheduled interest payments and on October 31, 2023 paid Michaelson the deferred principal (Note 9 – Notes Payable).

Related Party Promissory Note

In October 2023, the Company and Glen Miller, the Company’s chief executive officer, signed a non-interest bearing promissory note with a principal of $250,000. The promissory note is to be repaid within thirty days of the receipt of bridge funding received by the Company as a result of a planned private placement of equity securities. In the event of a default on the promissory note, the Company will be required to pay a 10% late payment fee.

Board and Shareholder Approval of Plan for Reincorporation

Subsequent to September 30, 2023, the Company’s Board of Directors and the holders of the Company’s capital stock representing a majority of the total votes entitled to be cast by the Company’s shareholders approved a plan to reincorporate the Company in the State of Nevada (the “Reincorporation”) through the merger (the “Reincorporation Merger”) of the Company with and into Titan Environmental Solutions Inc., a wholly-owned, newly-formed Nevada subsidiary formed by the Company specifically for this purpose (“Titan Environmental”), in an effort to better position the Company to attract capital as it seeks to grow its business in the waste management industry. Implementing the Reincorporation will have, among other things, the following effects: 1) the Company’s corporate name will be charged to “Titan Environmental Solutions, Inc.”, 2) each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Reincorporation Merger will be converted into one share of common stock of Titan Environmental, 3) each issued and outstanding share of the Company’s Series C preferred stock immediately prior to the effective time of the Reincorporation Merger will be converted into one share of Series A convertible preferred stock of Titan Environmental, which has substantially the same rights and preferences as the Company’s Series C preferred stock, 4) each outstanding Right to Receive Common Stock issued and outstanding immediately prior to the effective time of the Reincorporation Merger will be converted into one Right to Receive Common Stock of Titan Environmental, which has substantially the same rights and preferences as the Company’s Rights to Acquire Common Stock, 5) the outstanding warrants to purchase our common stock will automatically be assumed by Titan Environmental and will represent a warrant to acquire shares of common stock of Titan Environmental, 6) the Company’s authorized capital stock will be increased to 425,000,000 total shares, consisting of 400,000,000 shares of common stock and 25,000,000 shares of “blank check” preferred stock, of which 630,900 shares shall be designated “Series A Convertible Preferred Stock”, 7) the persons presently serving as the Company’s executive officers and directors will continue to serve in such respective capacities following the effective time of the Reincorporation Merger, and 8) the Company will be governed by the laws of the State of Nevada and the Company’s articles of incorporation and bylaws will be those of Titan Environmental, which were adopted under the laws of the State of Nevada.

On or about October 12, 2023, the Company mailed an Information Statement that describes the Reincorporation to the Company’s shareholders of record as of October 5, 2023 for informational purposes only pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations prescribed thereunder. Pursuant to Rule 14c-2 under the Exchange Act, the Reincorporation will not be effective until 20 calendar days after the mailing of the Information Statement to the shareholders, at which time the Company may file with the California Secretary of State and the Nevada Secretary of State one or more certificates of merger and incorporation to effectuate the Reincorporation. The Reincorporation will be effective at such time after the expiration of such 20-day period as the board of directors determines to be the appropriate effective time.

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

Results of Operations and Financial Condition for the Nine Months Ended September 30, 2023 as Compared to the Nine Months Ended September 30, 2022

Revenue

	Nine Months Ended
	September 30,
	2023	2022
Product sales	$935,209	$-
Waste collection and disposal	4,633,015	2,823,911
Total revenue	$5,568,224	$2,823,911

For the nine months ended September 30, 2023 compared to September 30, 2022, our revenues increased by $2,744,313, from $2,823,911 to $5,568,224. The increase was the result of the Titan Merger on May 19, 2023, and the resulting increased revenue caused by the combined operations of our company and Titan. Additionally, we have continued to expand the Titan sales operations.

Cost of Revenue

For the nine months ended September 30, 2023 compared to September 30, 2022, our cost of revenue increased by $1,835,714 or 64%, from $2,868,070 to $4,703,784. The increase was due to the increased revenue-generating activities from our increased sales activities, and from the combined operations of our company and Titan resulting from the Titan Merger.

Operating Expenses

For the nine months ended September 30, 2023 compared to September 30, 2022, our salary and salary related costs increased by $847,735, or 257%, from $330,120 to $1,177,855. The increase was due to the increased personnel costs associated with the Titan Merger combination of the operations of our company and Titan and increases to the operational activity of Titan.

For the nine months ended September 30, 2023 compared to September 30, 2022, our stock based compensation increased by $5,590,485, or 100%, from $0 to $5,590,485. The increase can be attributed primarily to the vesting of restricted stock awards and to Series C Preferred Stock that was awarded to the chief executive officer on May 19, 2023 and which vested immediately. On September 28, 2023, the Company and the chief executive officer signed a cancellation agreement and the Series C Preferred Stock shares were rescinded and cancelled. Under the terms of the cancellation agreement, the Company agreed to issue ten-year stock options to acquire a number of shares of common stock of the Company in order to provide the chief executive officer an equity interest in the Company commensurate with the value of the original stock award. Such options will have an exercise price equal to the sale price of the common stock in the next public offering of common stock consummated by the Company.

For the nine months ended September 30, 2023 compared to September 30, 2022, our professional fees increased by $2,028,655, or 1,965%, from $103,247 to $2,131,902. The increase was attributed primarily to consulting, accounting, and legal fees incurred during 2023 related to the Titan Merger and our other acquisition activities.

For the nine months ended September 30, 2023 compared to September 30, 2022, our depreciation and amortization expense increased by $669,882 from $4,997 to $674,879. The increase in depreciation and amortization expense was the result of Titan’s investment in new fixed asset equipment and the intangible assets recognized from the Titan Merger.

For the nine months ended September 30, 2023 compared to September 30, 2022, our general and administrative expenses increased by $487,694, or 250%, from $194,889 to $682,583. The increase was primarily due to our increased operational and sales activities, the addition of a new lease, and the Titan Merger.

Interest Expense, net of Interest Income

For the nine months ended September 30, 2023 compared to September 30, 2022, our interest expense, net of interest income increased by $568,910, or 528%, from $107,816 to $676,726. The increase was due mainly to a large increase in debt instruments accruing interest on our balance sheet as a result of the Titan Merger. We also issued and sold new debt instruments following the Titan Merger, which increased our interest expense.

Net Loss

For the nine months ended September 30, 2023 compared to September 30, 2022, our net loss increased by $142,032,107 or 114,761% from a net loss of $123,763 to a net loss of $142,155,870. The change in net loss was primarily a result of the loss on extinguishment and issuance of share rights of $116,591,322, impairment of goodwill of $15,669,287, the increase in stock-based compensation, the increase in professional fees, and the other effects of the May 19, 2023 Titan Merger.

Results of Operations and Financial Condition for the Three Months Ended September 30, 2023 as Compared to the Three Months Ended September 30, 2022

Revenue

	Three Months Ended
	September 30,
	2023	2022
Product sales	$751,034	$-
Waste collection and sales	1,855,619	1,254,058
Total revenue	$2,606,653	$1,254,058

For the three months ended September 30, 2023 compared to September 30, 2022, our revenues increased by $1,352,595 or 108%, from $1,254,058 to $2,606,653. The increase was the result of the acquisition of Titan on May 19, 2023, and the resulting revenue generated by Titan.

Cost of Revenue

For the three months ended September 30, 2023 compared to September 30, 2022, our cost of revenue increased by $744,700, or 61%, from $1,218,025 to $1,962,725. The increase was the result of the Titan Merger on May 19, 2023, and the resulting increased revenue caused by the combined operations of our company and Titan. Additionally, we have continued to expand the Titan sales operations.

Operating Expenses

For the three months ended September 30, 2023 compared to September 30, 2022, our salary and salary-related costs increased by $433,462, or 345%, from $125,746 to $559,208. The increase was due to the increased personnel costs associated with the Titan Merger and increases to the operational activity of Titan.

For the three months ended September 30, 2023 compared to September 30, 2022, our stock based compensation increased by $2,278, or 100%, from $0 to $2,278. The increase is due to the vesting of restricted stock awards.

For the three months ended September 30, 2023 compared to September 30, 2022, our professional fees increased by $1,127,431, or 1,413%, from $79,800 to $1,207,231. The increase can be attributed primarily to consulting, accounting, and legal fees incurred during 2023 related to the Titan Merger and our other acquisition activities.

For the three months ended September 30, 2023 compared to September 30, 2022, our depreciation and amortization expense increased by $421,340 from $4,997 in September 2022 to $426,337. The increase in depreciation and amortization expense is the result of Titan’s investment in new fixed asset equipment and the intangible assets recognized from the Titan Merger.

For the three months ended September 30, 2023 compared to September 30, 2022, our general and administrative expenses increased by $198,491, or 283%, from $70,041 to $268,532. The increase was primarily due to our increased operational and sales activities, the addition of a second lease, and the Titan Merger.

Interest Expense, net of Interest Income

For the three months ended September 30, 2023 compared to September 30, 2022, our interest expense, net of interest income increased by $204,689, or 616%, from $33,206 to $237,895. The increase was due mainly to a large increase in debt instruments accruing interest on our balance sheet as a result of the Titan Merger. We have also issued and sold new debt instruments following the Titan Merger, which has resulted in increased interest expense.

Net Loss

For the three months ended September 30, 2023 compared to September 30, 2022, our net loss increased by $118,310,092 or 42,691% from $277,129 to $118,587,221 due to the loss on extinguishment and issuance of share rights of $116,591,322, the increase in professional expenses, and the other effects of the May 19, 2023 Titan Merger.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2023, we had $598,416 in cash and cash equivalents compared to $26,650 at December 31, 2022, an increase of $571,766 resulting primarily from net proceeds of debt financings. As of September 30, 2023, we had approximately $1.2 million in accounts receivable compared to approximately $0.5 million at December 31, 2022, an increase of approximately $0.7 million primarily from receivables gained from the Titan Merger.

As of September 30, 2023, we had total current assets of approximately $2.4 million and total current liabilities of approximately $10.7 million, or negative working capital of approximately $8.3 million, compared to total current assets of approximately $0.9 million and total current liabilities of approximately $2.0 million, or negative working capital of $1.1 million at December 31, 2022. This is a decrease in working capital of approximately $7.2 million over the working capital balance at the end of 2022 driven primarily by the Titan Merger and the private placements of debt securities completed during the nine-month period.

As of September 30, 2023, we had undiscounted obligations in the amount of approximately $7.5 million relating to the payment of indebtedness due within one year. We anticipate meeting our cash obligations on our indebtedness that is payable on or prior to September 30, 2024 primarily through the issuance of debt and equity securities, as well as through earnings from operations, including, in particular, those of Titan.

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

During the nine months ended September 30, 2023 and 2022, our capital expenditures were approximately $0.2 million and approximately $3.3 million, respectively. During the nine months ended September 30, 2023, we offset our capital expenditures with approximately $69,000 in cash and cash equivalents from the Titan Merger and approximately $97,000 in proceeds from the disposal of property and equipment. During the nine months ended September 30, 2022, we offset our capital expenditures with approximately $0.3 million from the proceeds from disposal of property and equipment.

We expect our capital expenditures for next 12 months will grow as we continue to expand the Titan operational activity. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

Cash Flows

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) operating activities	$(2,153,563)	$(117,281)
Net cash (used in) investing activities	(7,202)	(2,972,683)
Net cash provided by financing activities	2,732,531	3,164,880
Net increase in cash and cash equivalents	$571,766	$74,916

Operating Activities. The net cash used in operating activities for the nine months ended September 30, 2023 was primarily used to fund a net loss of approximately $142 million, adjusted for non-cash expenses in the aggregate amount of approximately $139 million. Non-cash expenses were primarily made up of approximately $117 million of loss on extinguishment and issuance of share rights, approximately $15.7 million of goodwill impairment and approximately $5.6 million of stock compensation expense. Approximately $1.2 million of cash was generated from net changes in the levels of operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses, and an increase in accrued payroll and payroll taxes. The cash generated was offset by an increase in accounts receivable, a decrease in the operating lease liability, and an increase in prepaid expenses.

The net cash used by operating activities for the nine months ended September 30, 2022 was primarily used to fund a net loss of approximately $124,000, adjusted for non-cash expenses in the aggregate amount of approximately $7,000. Approximately $13,000 was generated by net changes in the levels of operating assets and liabilities, primarily related to increases in accounts payable, offset by increases in prepaid expenses, and accounts receivable.

Investing Activities. During the nine months ended September 30, 2023, our cash used in investing activities was composed of the net cash received as a result of the Titan Merger and cash used for the acquisition of property and equipment, offset by cash from the disposal of property and equipment. During the nine months ended September 30, 2022, our cash used in investing activities was due to approximately $3,255,000 used for the acquisition of fixed assets, offset by approximately $282,000 received from the disposal of property and equipment.

Financing Activities. There was $2.7 million in cash generated from financing activities during the nine months ended September 30, 2023. This was primarily due to proceeds from convertible notes of $2.6 million, proceeds from notes payable – related parties of $841,000 and proceeds from convertible notes – related parties of $500,000. Cash provided from financing activities was offset by approximately $1.2 million of repayments of notes payable and $208,000 of repayments of notes payable – related parties. There was approximately $3.2 million of cash generated from financing activities during the nine months ended September 30, 2022. The cash provided by financing activities was due to $360,000 in member contributions from subscription receivable, approximately $3.2 million in proceeds from notes payable, and $572,000 in proceeds from note payables – related parties, offset by repayments of note payables of $518,000 and repayments of note payables – related parties of $348,000.

Non-Cash Investing and Financing Activities. We note that there was approximately $27 million of non-cash activity related to the recapitalization of equity due to the reverse merger transaction. Additionally, we settled a note payable as a contribution to equity for $170,000. During the nine months ended September 30, 2022 we recognized a subscription receivable of $995,000 in exchange for equity and we also recognized member contributions of $2,306,000 in exchange for the extinguishment of loans payable.

Cash Payments for Interest and Income Taxes. We had approximately $276,000 and $135,000 of cash payments for interest expense for the nine months ended September 30, 2023 and 2022, respectively. As well as $0 and $0 of cash payments for income taxes for the nine months ended September 30, 2023 and 2022, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no change in our internal control over financial reporting that occurred during the period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on October 6, 2023 in July 2022, a complaint was filed against our subsidiary, Titan Trucking LLC (“Titan”), in the Circuit Court for Macomb County, Michigan titled Wolverine Transfer and Recycling LLC v. Titan Trucking LLC (Case No. 22-002780-CB) for breach of contract. There have been no material developments in that lawsuit that we have not previously reported.

In July 2023, a complaint was filed against us and Ajay Sikka, a director of our company and our former chief executive officer, in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois titled Alta Waterford, LLC v. TraQiQ, Inc. and Ajay Sikka (Case No. 23LA00000476) for breach of contract. In the complaint, the plaintiff alleges that we breached contracts for the payment of compensation for investor relations and web development and copyright services allegedly provided by the plaintiff, which payment obligation was personally guaranteed by Mr. Sikka. The complaint seeks damages in the amount of $324,000, attorney fees and other unspecified litigation costs. We answered the complaint, denying all of the basic allegations, and the plaintiff then moved to strike our answer. We have since entered into an agreement with plaintiff pursuant to which we will file an amended answer on or before November 28, 2023. Once that amended answer has been filed, we will begin discovery. We have already requested that plaintiff produce all documents supporting its claim that it performed services under the contracts. The matter is currently scheduled for trial in Illinois in September 2024.

As of September 30, 2023, no accruals for loss contingencies have been recorded as the outcomes of these litigations is neither probable nor reasonably estimable.

Item 1A. Risk Factors

Not required under Regulation S-K for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities within the last two years that would be required to be disclosed in this Report pursuant to Item 701 of Regulation S-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended September 30, 2023, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

TraQiQ, Inc.

Date: November 14, 2023	By:	/s/ Glen Miller
Glen Miller
Chief Executive Officer (principal executive officer)

Date: November 14, 2023	By:	/s/ Michael Jansen
Michael Jansen
Chief Financial Officer (principal financial and accounting officer)

