Form 10-K
period 2023-12-31
Titan Environmental Solutions Inc.
filed 2024-04-15
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-56148

Titan Environmental Solutions Inc.

(Exact name of registrant as specified in its charter)

Nevada	30-0580318
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

300 E. Long Lake Road, Suite 100A
Bloomfield Hills, Michigan	48304
(Address of Principal Executive Offices)	(Zip Code)

(248) 775-7400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Smaller reporting company	☒	Non-accelerated filer	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, was $12,808,304, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2023, as reported on The OTCQB market operated by OTC Markets Group.

There were 25,386,814 shares of the registrant’s common stock, $0.0001 par value, outstanding as of March 29, 2024.

TITAN ENVIRONMENTAL SOLUTIONS INC.

TABLE OF CONTENTS

Cautionary Note Regarding Forward Looking Statements

Summary of Principal Risk Factors

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our” and the “Company” mean Titan Environmental Solutions Inc. and its wholly owned subsidiaries, taken as a whole (unless the context indicates a different meaning).

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but are also contained elsewhere in this report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our prospects, including our future business, revenues, expenses, net income, earnings per share, gross margins, profitability, cash flows, cash position, liquidity, financial condition and results of operations, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

●	our ability to successfully pursue strategic acquisitions and integrate acquired businesses;

●	our ability to hire additional personnel and to manage the growth of our business;

●	our ability to continue as a going concern;

●	environmental and other regulations, including developments related to emerging contaminants, gas emissions, renewable energy and environmental, social and governance (“ESG”) performance and disclosure;

●	significant environmental, safety or other incidents resulting in liabilities or brand damage;

●	failure to obtain and maintain necessary permits due to land scarcity, public opposition or otherwise;

●	diminishing landfill capacity, resulting in increased costs and the need for disposal alternatives;

●	failure to attract, hire and retain key team members and a high quality workforce;

●	increases in labor costs due to union organizing activities or changes in wage and labor related regulations;

●	disruption and costs resulting from extreme weather and destructive climate events;

●	public health risk, increased costs and disruption due to a future resurgence of pandemic conditions and restrictions;

●	macroeconomic conditions, geopolitical conflict and market disruption resulting in labor, supply chain and transportation constraints, inflationary cost pressures and fluctuations in commodity prices, fuel and other energy costs;

●	increased competition;

●	pricing actions;

ii

●	impacts from international trade restrictions;

●	competitive disposal alternatives, diversion of waste from landfills and declining waste volumes;

●	weakness in general economic conditions and capital markets, including potential for an economic recession; instability of financial institutions;

●	adoption of new tax legislation;

●	shortages of fuel and/or other energy resources;

●	failure to develop and protect new technology;

●	failure of technology to perform as expected;

●	the risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions;

●	claims, demands and lawsuits to which we are, and may in the future, be subject and the risk that our insurance or indemnities coverage may not be sufficient;

●	our ability to operate, update or implement our IT systems;

●	our ability to implement additional finance and accounting systems, procedures and controls in order to satisfy public company reporting requirements;

●	our ability to obtain additional financing when and as needed;

●	the potential liquidity and trading of our securities; and

●	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.

You should read this report, including the section titled “Risk Factors,” and the documents that we reference elsewhere in this report and have filed as exhibits to this report, completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

These forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein.

iii

SUMMARY OF PRINCIPAL RISK FACTORS

This summary briefly lists the principal risks and uncertainties facing our business, which are only a select portion of those risks. A more complete discussion of those risks and uncertainties is set forth in Part I, Item 1A of this Annual Report, entitled Risk Factors. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. Our business is subject to the following principal risks and uncertainties:

●	Since our recent transition to an environmental solutions company in January 2023, we lack an established operating history on which to evaluate our consolidated business and determine if we will be able to execute our business plan, and we can give no assurance that our operations will result in profits.

●	We have had a history of losses and may incur future losses, which may prevent us from attaining profitability.

●	If we are unable to obtain additional funding when needed, our business operations will be harmed, and if we do obtain additional financing, our then-existing shareholders may suffer substantial dilution.

●	If we do not obtain adequate capital funding or improve our financial performance, we may not be able to continue as a going concern.

●	We have made and expect to continue to make acquisitions as a primary component of our growth strategy. We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or at all, which could disrupt our operations and adversely impact our business and operating results.

●	Increased competition for acquisition targets in our industry may affect the availability of acquisition targets, which could adversely affect our growth.

●	Our ability to acquire additional businesses may require us to raise capital through the sale of equity and/or debt securities, which we may be unable to do on acceptable terms.

●	We may be unable to successfully integrate acquisitions, which may adversely impact our operations.

●	Acquisitions that we complete may have an adverse impact on our results of operations.

●	Our resources may not be sufficient to manage our expected growth and the failure to properly manage our potential growth would be detrimental to our business.

●	Our business is capital intensive, requiring ongoing cash outlays that may strain or consume our available capital and force us to sell assets, incur debt, or sell equity on unfavorable terms.

●	We currently depend on a limited number of customers for our revenue.

●	Our operations are subject to environmental, health and safety laws and regulations, as well as contractual obligations that may result in significant liabilities.

●	Our business is subject to operational and safety risks, including the risk of personal injury to employees and others.

●	We may lose contracts through competitive bidding, early termination or governmental action, or we may have to substantially lower prices in order to retain certain contracts, any of which would cause our revenue and our operating margins to decline.

●	Efforts by labor unions to organize our employees could divert management attention and increase our operating expenses.

●	We will need to raise additional capital in the future and additional capital may not be available to us on reasonable terms, if at all, when or as we require. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders would experience further dilution and could trigger anti-dilution provisions in outstanding warrants.

iv

PART I

ITEM I.	Business

Overview

We are an integrated provider of non-hazardous solid waste and recycling collection, transportation, transfer and disposal services. We also provide technology-enabled solutions for food waste processing, including onsite digesters for food waste, together with cloud-based software tracking and analytics solutions. We currently have the majority of our operations in Michigan but are looking to expand our presence across the Midwest, Northeast and Southeast regions of the United States.

Our principal operating subsidiary, Titan Trucking, LLC (“Titan Trucking”), which is based in Troy, Michigan, is a non-hazardous solid waste management company providing waste and recycling collection and transportation services for industrial generators, commercial contractors and transfer station operators located in Michigan. Titan Trucking began non-hazardous waste collection operations in May 2017 and completed the asset acquisitions of Century Waste, Inc and WTI Global Waste and Recycling Services, Inc. in June 2022 and December 2022, respectively. Through these companies, we currently operate a fleet of 23 vehicles. All of Titan Trucking’s revenue for the years ended December 31, 2023 and 2022 was derived from the provision of roll-off, rubber wheel and long-haul tractor trailer services to its customers.

In January 2023, Recoup Technologies, Inc. (“Recoup Technologies”) was formed to serve as our food waste digester operating company and acquired technologies and equipment for on-site biological processing of food waste, as well as proprietary real-time data analytics tools to reduce food waste generation. These proprietary solutions can enable businesses, including restaurants, hotels and other hospitality venues, cruise ships and educational facilities of all sizes to lower disposal costs while having a positive impact on the environment. We believe our food processing solutions can reduce the carbon footprint associated with waste transportation, repurpose non-recyclable plastics, and significantly reduce landfill usage.

Our Operating Strategy

Our objective is to expand the geographic scope of our operations and to become one of the leading providers of non-hazardous solid waste management in each market that we serve. Our operating strategy to achieve this objective is to capitalize on the continuing consolidation of the solid waste management industry by (i) identifying and penetrating new markets and expanding our operations in our existing markets through tuck-in acquisitions that are combined with existing operations, (ii) increasing profitability by vertically integrating our operations and achieving economies of scale, and (iii) internalizing greater volumes of disposal waste through the acquisition of strategic landfills and transfer stations, and (iv) achieving internal growth. We will seek to avoid highly-competitive, large urban markets and instead target markets in which we can attain high market share either through exclusive contracts, vertical integration or asset positioning. We will seek to be among the leading providers of waste services in most of our markets. The key components of our operating strategy, which are tailored to the competitive and regulatory factors that affect our markets, are as follows:

●	Expansion Through Acquisitions. We have implemented an acquisition program to expand our operations by acquiring solid waste collection, transportation, and disposal companies, principally in the Midwest, Northeast and Southeast regions of the United States. The principal components of our acquisition strategy are as follows:

●	Enter New Markets. We will typically seek to enter a new market by acquiring one or several solid waste collection and transportation operations where there are sufficient disposal alternatives to ensure competitive disposal pricing. We may also acquire solid waste landfills in our targeted new markets with significant currently-permitted capacity and in connection therewith or thereafter acquire nearby solid waste collection and transfer station operations so as to secure a captive waste stream for internal disposal into the acquired landfill. As we expand, we plan to focus our business in the markets where competition from national service providers is limited. We plan to start new market development projects in certain disposal-neutral markets in which we will provide services to commercial, industrial and municipal customers relying on superior customer service as our catalyst for growth. We believe this strategic focus positions us to acquire significant share within our target markets, maximize customer retention and benefit from a higher and more stable pricing environment.

●	Expansion of Market Share and Services. We plan to direct acquisition efforts towards those markets in which we will be able to provide vertically integrated collection and disposal services and/or provide waste collection services in markets with high barriers to entry. After our initial entry into a new market, we will seek to expand our market share and services through (i) the acquisition of solid waste management businesses and operations that can be integrated with our existing operations without increases in infrastructure or that complement our existing services, and (ii) expansion into adjacent markets. Such acquisitions may involve adding collection operations, transfer stations, collection routes and landfill capacity that allow us to expand market share and increase asset utilization by eliminating duplicate management, administrative and operational functions. Prior to acquisition, we will analyze each prospective target for cost savings through the elimination of inefficiencies and excesses that are typically associated with private companies competing in fragmented industries.

●	Target Secondary and Rural Markets. By targeting secondary and rural markets, we believe that we will be able to garner a higher local market share than would be attainable in more competitive urban markets, which we believe reduces our exposure to customer churn and improves financial returns.

●	Increasing Productivity and Operating Efficiency. We believe we can reduce the total operating expenses of owned and acquired businesses by implementing centralized financial controls, consolidating certain functions performed separately by each business prior to its acquisition by us, and consolidating collection routes, equipment, and personnel through tuck-in acquisitions. In addition, we are implementing programs to take advantage of certain economies of scale in such areas as the purchase of equipment, vehicles, parts and tools, vehicle and equipment maintenance, data processing, financing arrangements, employee benefits, insurance and bonding, and communications.

●	Provide Vertically Integrated Services. In markets where we believe that owning landfills is a strategic advantage to a collection operation because of competitive and regulatory factors, we plan to focus on providing integrated services, from collection through disposal of solid waste in landfills that we own or operate. After we have acquired a landfill, we will seek to maximize internalization of waste we collect, and thereby intend to realize higher margins from our waste operations.

●	Pursue Exclusive and Municipal Contracts. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally owned or funded or available at multiple sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills. We intend to devote significant resources to securing municipal contracts. Our management team is well versed in bidding for municipal contracts with over 60 years of experience and working knowledge in the solid waste industry and local service areas in existing and target markets. We hope to procure and negotiate exclusive municipal contracts, allowing us to maintain stable recurring revenue but also providing a significant barrier to entry to our competitors in those markets.

●	Internal Growth. To generate internal revenue growth, our management and sales and marketing personnel will focus on increasing market penetration in our current and adjacent markets, soliciting new customers in markets in which such customers have the option to choose a particular waste collection service and marketing upgraded or additional services (such as compaction or automated collection) to existing customers. We believe we can achieve internal growth, principally from additional sales into our current markets, by providing superior and improved service and through our existing marketing efforts. We also intend to selectively implement price increases when competitive advantages and appropriate market conditions exist. As customers are added in existing markets, our revenue per routed truck increases, which generally increases our collection efficiencies and profitability. In markets in which we have exclusive contracts, franchises and governmental certificates, we expect internal volume growth generally to track population and business growth.

●	Manage on a Decentralized Basis. We will strive to acquire synergistic companies with strong management that can remain with us to support future growth and leadership as we will manage our operations on a decentralized basis. This places decision-making authority close to the customer, enabling us to identify and address customers’ needs quickly in a cost-effective manner. We believe that decentralization provides a low-overhead, highly-efficient operational structure that allows us to expand into geographically contiguous markets and operate in relatively small communities that larger competitors may not find attractive. We believe that this structure gives us a strategic competitive advantage, given the relatively rural nature of many of the markets in which we plan to operate, and makes us an attractive buyer to many potential acquisition candidates.

It is expected that each operating location will have a district or site manager who has a high degree of decision-making authority for his or her operations and is responsible for maintaining service quality, promoting safety, implementing marketing programs and overseeing day-to-day operations, including contract administration. Local managers will also help identify acquisition candidates and will be responsible for integrating acquired businesses into our operations and obtaining the permits and other governmental approvals required for us to operate.

●	Implement Operating Standards. We will develop company-wide operating standards, which will be tailored for each of our markets based on industry norms and local conditions. We implement cost controls and employee training and safety procedures and establish a sales and marketing plan for each market. By internalizing the waste stream of acquired operations, we expect to further increase operating efficiencies and improve capital utilization. We plan to use a wide-area information system network, implement financial controls and consolidate certain accounting, personnel and customer service functions. While regional and district management operate with a high degree of autonomy, our executive officers monitor regional and district operations and require adherence to our accounting, purchasing, safety, marketing and internal control policies, particularly with respect to financial matters. Our executive officers will regularly review the performance of regional officers, district managers and operations. We believe we can improve the profitability of existing and newly-acquired operations by establishing operating standards, closely monitoring performance and streamlining certain administrative functions.

Waste Industry Overview

With an estimated $73.7 billion market share for 2023, the waste collection services industry focuses on collecting hazardous and nonhazardous waste and recyclable materials. Nonhazardous waste includes municipal solid waste, household waste, and industrial and commercial waste. The industry also includes the operations of transfer stations where waste is relocated from local vehicles to long-distance vehicles like long haul trucks or trains for transport to disposal facilities or sorted for further processing. Given the utility-like nature of trash and recyclable material collection, the industry is highly recession resistant. While it has been immune to technological disruptions, the ability to leverage new technologies, such as automated and energy-efficient vehicles, represent a new benefit to businesses, which is expected to continue over the coming years.

During the past four decades, our industry has experienced periods of substantial consolidation activity; however, we believe significant fragmentation remains. We believe that there are two primary factors that lead to consolidation:

●	Stringent industry regulations have caused operating and capital costs to increase, with many local industry participants finding these costs difficult to bear and deciding to either close their operations or sell them to larger operators; and

●	Larger operators are increasingly pursuing economies of scale by vertically integrating their operations or by utilizing their facility, asset and management infrastructure over larger volumes. Accordingly, larger solid waste collection and disposal companies are seeking to become more cost-effective and competitive by controlling a larger waste stream and by gaining access to significant financial resources to make acquisitions.

Management believes that the larger public companies as well as those backed by private equity firms target the larger revenue generating companies available in their respective markets leaving smaller sellers with less access to acquirers. We will focus on those niche smaller opportunities where we can take advantage of our entrepreneurial approach.

Operations

Through our subsidiaries, we provide solid waste collection services to approximately 475 industrial and commercial customers in the Metropolitan Detroit, Michigan area. In the years ended December 31, 2023 and 2022, substantially all of our collection revenue was derived from services provided to industrial customers. However, it is our intention to increase substantially the revenues we derive in our current business operations from services provided to commercial customers. We also expect to acquire companies that derive significant revenues from commercial and residential customers.

Collection Services. Collection involves picking up and transporting waste and recyclable materials from where it was generated to a transfer station, material recovery facility (“MRF”) or disposal site. We generally will provide collection services under one of two types of arrangements:

●	For commercial and industrial collection services, typically we have, and expect to continue to have, three-year service agreements. The fees under the agreements are influenced by factors such as collection frequency, type of collection equipment we furnish, type and volume or weight of the waste collected, distance to the disposal facility, labor costs, cost of disposal and general market factors. As part of the service, we provide steel containers to most customers to store their solid waste between pick-up dates. Containers vary in size and type according to the needs of our customers and the restrictions of their communities. Many are designed to be lifted mechanically and either emptied into a truck’s compaction hopper or directly into a disposal site. By using these containers, we can service most of our commercial and industrial customers with trucks operated by only one employee.

●	For most residential collection services, we will seek to acquire companies that have a contract with, or a franchise granted by, a municipality, homeowners’ association or some other regional authority that will give us the exclusive right to service all or portion of the homes in an area. These contracts or franchises are typically for periods of three to ten years. We expect that we also will provide services under individual monthly subscriptions directly to households. The fees for residential collection are either paid by the municipality or authority from their tax revenues or service charges, or are paid directly by the residents receiving the service.

In our roll off waste collection operations, we supply our customers with waste containers of various sizes of dumpsters that are primarily used for construction and demolition debris but can also be used for municipal waste and recyclable materials. These containers are designed so that they can be lifted mechanically on to a collection truck to be transported to a disposal facility. By using these containers, we can service our customers with trucks operated by a single employee. Roll off collection services are not generally performed under long-term service agreements but are provided on an “on call” basis. In certain cases, contract terms may apply but tend to be shorter in length, in some cases having terms of only six months, and may vary according to the customers’ underlying projects. Fees are generally charged in one of two ways: fixed fee per pick up depending on the size of equipment provided, or separate fees for transportation of the dumpster provided added to the disposal cost for materials deposited in our equipment and disposed of. Disposal fees can vary depending on type of material and origin of the waste.

Additionally, we rent rubber wheel trailers to smaller generators of waste such as homeowners and small commercial contractors. Rubber wheel trailers are primarily used for clean up debris and in some cases smaller quantities of construction and demolition debris. Rubber wheel trailers generally cause less trauma to customer property and are more convenient to load or relocate on a customer location. We tow the rubber wheel trailers with our standard vehicles and transport them with the waste to either a landfill or a transfer station for disposal. Fees for rubber wheel services are similar to those for roll off collection services.

Transportation and Disposal Services. All solid waste management companies must have access to a disposal facility, such as a solid waste landfill. While landfills are the main depositories for solid waste in North America, the significant capital requirements of developing and operating a landfill serve as a barrier to landfill ownership, and, thus, we currently utilize third party disposal facilities. It is usually preferable for our collection operations to use disposal facilities that we own or operate, rather than using third-party disposal facilities, which generally allows us to realize higher consolidated margins and stronger operating cash flows. The fees charged at disposal facilities, which are referred to as tipping fees, are based on several factors, including our cost to construct, maintain and close the landfill, the distance to an alternative disposal facility, the type and weight or volume of solid waste deposited and competition.

In many cases where waste generators are not within close proximity to landfills, waste is disposed of at transfer stations. Transfer stations act as intermediary facilities where smaller quantities of waste can be delivered and consolidated into vehicles capable of transporting larger quantities of material. Transfer station operators can achieve economies of scale by transporting these larger quantities. Transportation from transfer stations is normally provided via tractor trailer style vehicles but can also be achieved using alternate transportation means such as rail or barge. Transfer station operators normally charge a fee for volume delivered to their facility usually measured in tons or cubic yards. The main costs to transfer station operators is the disposal fee charged by the final disposal facility which can be a landfill, waste to energy facility, or other licensed disposal facility, together with the cost associated with the transportation of the material. As transfer station operators are dependent upon transporters to ultimately remove the waste delivered to their facility, these services are in high demand.

Recycling Services. Recycling involves the separation of reusable materials from the waste stream for processing and resale or other disposition. We not only collect materials from households and businesses in our service areas, we also sell them to manufacturers to be recycled and sold in the North American market. Demand for recycled materials is generally growing. Several states have recently passed minimum-recycled-content mandates, and many companies are responding to requirements for recycled content from their own customers and to meet sustainability targets. While we currently do not own any recycling facilities, as we expand our service offerings, we will seek to build or acquire such facilities in an effort to attract additional customers and increase our operating margins.

Food Waste Digester Services. Through our Recoup Technologies subsidiary, we are a leading provider of an innovative clean technology that was designed to solve the increasingly-relevant issue of food waste disposal by combining waste disposal equipment with advanced data analytics. With approximately 2.5 billion tons of food wasted each year and over 97% of such waste being sent to landfills, food waste is a serious issue that has detrimental environmental and economic implications. Our solution has attracted the attention of leading corporations and governments around the world as they strive to reduce carbon emissions and measure environmental impact while realizing a compelling return on investment.

We currently market an aerobic digestion technology solution for the disposal of food waste at the point of generation. Our line of Revolution Series Digesters are self-contained, robotic digestive systems that we believe are as easy to install as a standard dishwasher with no special electrical or plumbing requirements. Units range in size depending upon capacity, with the smallest unit approximating the size of a residential washing machine. The digesters utilize a biological process to convert up to 1,400 pounds of food waste in a 24-hour period into a liquid that we believe is safe to discharge down an ordinary drain. This process can result in a substantial reduction in costs for customers including cruise lines, restaurants, retail stores, hospitals, hotel/hospitality companies and governmental units by eliminating the transportation and logistics costs associated with food waste disposal. We also expect the process to reduce the greenhouse gases associated with food-waste transportation and decomposition in landfills that have been linked to climate change. We offer our Revolution Series Digesters in several sizes targeting small- to mid-sized food waste generation sites that are often more economical than traditional disposal methods. We also offer the microorganisms that are used with the digesters in the biological conversion process. The microorganisms are typically supplied on a monthly basis and are typically supplied for the life of the digester. Our Revolution Series Digesters are manufactured and assembled in the United States.

In an effort to expand the capabilities of our digesters, we offer a sophisticated Internet of Things (“IoT”) technology platform to provide our customers with transparency into their internal and supply chain waste generation and operational practices. This patented process collects weight-related data from the digesters to deliver real-time data that provides valuable information that when analyzed, can improve efficiency, and validate corporate sustainability efforts. We provide our IoT platform through a SaaS (“Software as a Service”) model that is either bundled in our rental agreements or sold through a separate quarterly or annual software license. We are considering adding new capacity sizes to our line of Revolution Series Digesters to meet customer needs.

Acquisition of Standard Waste Services, LLC

On January 12, 2024, we, through our wholly-owned subsidiary, Titan Trucking, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Dominic Campo and Sharon Campo (each a “Seller” and collectively, the “Sellers”), and Standard Waste Services, LLC, a Michigan limited liability company (“Standard”), pursuant to which, and subject to the terms, provisions, and conditions set forth therein, at the closing of the transactions contemplated by the Purchase Agreement (the “Closing”), the Sellers will sell to Titan Trucking, and Titan Trucking will purchase from the Sellers, 100% of the outstanding membership interests of Standard (the “Membership Interests”).

Standard was founded in 2017 by Dominic Campo to provide contracted commercial roll-off and front-load waste services, including dumpster compactor rentals, to customers principally in the Southeast Michigan market. Standard currently operates approximately 20 waste collection trucks servicing approximately 1,000 commercial and industrial customers. With a pipeline of additional pending new customers, Standard is expected to enable Titan Trucking to advance its commercial front-load segment by securing recurring revenue pursuant to multiyear contracts with its customers.

In connection with the Purchase Agreement, Titan Trucking paid to Sellers a cash deposit in the amount of $652,000 (the “Closing Deposit”) that is not refundable, but will reduce the Cash Consideration (as defined below) if the Closing occurs. In exchange for the Membership Interests, Titan Trucking will pay the following consideration (the “Purchase Price”): (a) $10,440,000 in cash (the “Cash Consideration”), less the Closing Deposit; provided, that, at the Closing, $300,000 of the Cash Consideration will be placed in escrow for the benefit of Titan Trucking to satisfy indemnification obligations of the Sellers; (b) an amount equal to the aggregate amount paid by Standard for purchases of new trucks and trailers for the period from June 7, 2023 through the date of the Closing (the “Closing Date”) in an amount not to exceed $533,000; (c) 273,684.21 shares of a series of our convertible preferred stock that will convert into 100 shares of common stock per share of convertible preferred stock, equal to a value of $2,610,000, (the “Investment Shares”); and (d) an additional 60,000 Investment Shares because the Closing did not occur prior to February 2, 2024. In addition, the Purchase Price shall be reduced by the amount of indebtedness of Standard as of the Closing Date and the amount of any fees and expenses of Standard or the Sellers related to the negotiation and entry into the Purchase Agreement that are not paid prior to the Closing. The Purchase Price is also subject to adjustment post-Closing based on the amount of working capital of Standard at the Closing and other adjustments as described in the Purchase Agreement.

We currently expect the Closing to occur in the second quarter of 2024, subject to applicable customary conditions for Closing for each of Titan Trucking and the Sellers contained in the Purchase Agreement. However, there can be no assurance that the Closing will occur or that we will acquire the Membership Interests.

Sales and Marketing

We focus our marketing efforts on increasing and extending business with existing customers, as well as increasing our new customer base. Our sales and marketing strategy is to provide prompt, high quality, comprehensive solid waste collection to our customers at competitive prices. We target potential customers of all sizes, from small quantity generators to large companies and municipalities. Because the waste collection and disposal business is a highly-localized business, most of our marketing activity is local in nature.

Customers

We have a diverse customer base. During the year ended December 31, 2023, our largest customer accounted for approximately 30% of our revenues. During the year ended December 31, 2022, we had two customers that accounted for 52% and 12% of our revenues, respectively. No other customer accounted for more than 10% of our revenues in either of those periods. We have no long-term agreements with any of the customers that accounted for more than 10% of our revenues in any of those periods.

Competition

The U.S. solid waste collection and disposal industry is highly competitive and, even following consolidation, remains fragmented. The industry requires substantial labor and capital resources which are barriers to entry for some. The industry presently includes large, publicly-held, national waste companies such as Republic Services, Inc. and Waste Management, Inc.; several regional, publicly-held and privately-owned companies; and several thousand small, local, privately owned companies. Our existing market and certain of the markets in which we will likely compete are served by one or more of these large, national companies, as well as by numerous privately-held regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets. We also compete with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations. Public sector operations may have financial advantages over us because of their access to user fees and similar charges, tax revenues, tax-exempt financing and the ability to flow-control waste streams to publicly owned disposal facilities.

We compete for collection based primarily on geographic location and the price and quality of our services. From time to time, our competitors may reduce the price of their services in an effort to expand their market share or service areas or to win competitively bid on contracts. These practices may cause us to reduce the price of our services or, if we elect not to do so, to lose business.

The U.S. municipal solid waste services industry has undergone significant consolidation and, as a result of this consolidation, we encounter competition in our efforts to acquire transfer stations and collection operations. Competition exists not only for collection, transfer and disposal volume but also for acquisition candidates. We generally compete for acquisition candidates with large, publicly-held waste management companies, private equity-backed firms as well as numerous privately-held regional and local solid waste companies of varying sizes and resources. Accordingly, it may become uneconomical for us to make further acquisitions or we may be unable to locate or acquire suitable acquisition candidates at price levels and on terms and conditions that we consider appropriate, particularly in markets we do not already serve. Competition in the disposal industry is also affected by the increasing national emphasis on recycling and other waste reduction programs, which may reduce the volume of waste deposited in landfills.

Regulation

Our business is subject to extensive and evolving federal, state and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the U.S. Environmental Protection Agency, or EPA, and various other federal, state and local environmental, zoning, air, water, transportation, land use, health and safety agencies. Many of these agencies regularly inspect our operations to monitor compliance with these laws and regulations. Governmental agencies have the authority to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in cases of violations. We believe that regulation of the waste industry will continue to evolve, and we will need to adapt to future legal and regulatory requirements to ensure compliance.

Our operations are subject to extensive regulation, principally under the federal statutes described below.

The Occupational Safety and Health Act of 1970, as amended, or OSHA. OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration and various record keeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations.

Flow Control/Interstate Waste Restrictions. Certain permits and approvals, as well as certain state and local regulations, may limit a landfill or transfer station to accepting waste that originates from specified geographic areas, restrict the importation of out-of-state waste or wastes originating outside the local jurisdiction or otherwise discriminate against non-local waste. From time to time, federal legislation is proposed that would allow some local flow control restrictions. Although no such federal legislation has been enacted to date, if such federal legislation should be enacted in the future, states in which we use landfills could limit or prohibit the importation of out-of-state waste or direct that wastes be handled at specified facilities. These restrictions could also result in higher disposal costs for our collection operations. If we were unable to pass such higher costs through to our customers, our business, financial condition and operating results could be adversely affected.

State and Local Regulation. Each state in which we now operate or may operate in the future has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid waste, occupational safety and health, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of landfills and transfer stations. State and local permits and approval for these operations may be required and may be subject to periodic renewal, modification or revocation by the issuing agencies. In addition, many states have adopted statutes comparable to, and in some cases more stringent than, the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with such sites, and some provide for the imposition of liens on property owned by responsible parties. Furthermore, many municipalities also have ordinances, local laws and regulations affecting our operations. These include zoning and health measures that limit solid waste management activities to specified sites or activities, flow control provisions that direct or restrict the delivery of solid wastes to specific facilities, laws that grant the right to establish franchises for collection services and then put such franchises out for bid and bans or other restrictions on the movement of solid wastes into a municipality.

Certain state and local jurisdictions may also seek to enforce flow control restrictions through local legislation or contractually. In certain cases, we may elect not to challenge such restrictions. These restrictions could reduce the volume of waste going to landfills in certain areas, which may adversely affect our ability to operate our landfills at their full capacity and/or reduce the prices that we can charge for landfill disposal services. These restrictions may also result in higher disposal costs for our collection operations. If we were unable to pass such higher costs through to our customers, our business, financial condition and operating results could be adversely affected.

There has been an increasing trend at the state and local level to mandate and encourage waste reduction and recycling and to prohibit or restrict the disposal in landfills of certain types of solid wastes, such as construction and demolition debris, yard wastes, food waste, beverage containers, unshredded tires, lead-acid batteries, paper, cardboard and household appliances.

Many states and local jurisdictions have enacted “bad boy” laws that allow the agencies that have jurisdiction over waste services contracts or permits to deny or revoke these contracts or permits based on the applicant’s or permit holder’s compliance history. Some states and local jurisdictions go further and consider the compliance history of the parent, subsidiaries or affiliated companies, in addition to that of the applicant or permit holder. These laws authorize the agencies to make determinations of an applicant’s or permit holder’s fitness to be awarded a contract to operate and to deny or revoke a contract or permit because of unfitness unless there is a showing that the applicant or permit holder has been rehabilitated through the adoption of various operating policies and procedures put in place to assure future compliance with applicable laws and regulations.

Some state and local authorities enforce certain federal laws in addition to state and local laws and regulations. For example, in some states, the Resource Conservation and Recovery Act, or RCRA, OSHA, parts of the Clean Air Act and parts of the Clean Water Act are enforced by local or state authorities instead of the EPA, and in some states those laws are enforced jointly by state or local and federal authorities.

Public Utility Regulation. In many states, public authorities regulate the rates that landfill operators may charge.

Seasonality

Based on our industry and our historic trends, we expect our operations to vary seasonally. Typically, revenue will be highest in the second and third calendar quarters and lowest in the first and fourth calendar quarters. These seasonal variations result in fluctuations in waste volumes due to weather conditions and general economic activity. We also expect that our operating expenses may be higher during the winter months due to periodic adverse weather conditions that can slow the collection of waste, resulting in higher labor and operational costs.

Employees

As of December 31, 2023, we had approximately 39 full-time employees, of whom 23 were employed in collection, transfer and disposal operations, 12 in clerical, administrative and sales positions and four in management. None of our employees is represented by a labor union. We have not experienced any work stoppages and we believe that our relations with our employees are good.

The safety of our employees and customers is extremely important to us and we have a strong track record of safety and environmental compliance. We constantly review and assess our policies practices and procedures in order to create a safer work environment for our employees and to reduce the frequency of workplace injuries.

ITEM 1A.	Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this report, including our financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our securities. The occurrence of any of the following risks could have a material and adverse effect on our business, reputation, financial condition, results of operations and future growth prospects, as well as our ability to accomplish our strategic objectives. As a result, the trading price of our securities could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and stock price.

Risks Related to Our Finances and Business Plan

Since our recent transition to an environmental solutions company in January 2023, we lack an established operating history on which to evaluate our consolidated business and determine if we will be able to execute our business plan, and we can give no assurance that our operations will result in profits.

While we have conducted business operations since 2017, we commenced the transition to an environmental solutions company in January 2023 and consummated the acquisition of our Titan Trucking subsidiary and its various lines of business in May 2023. As a result, we have a limited operating history as a consolidated company upon which you may evaluate our business and prospects. Our business operations are subject to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises. You should consider an investment in our company in light of these risks, uncertainties, expenses and difficulties. Such risks include:

●	the absence of an operating history in our current line of business and at our current scale;

●	our ability to raise capital to develop our business and fund our operations;

●	expected continual losses for the foreseeable future;

●	our ability to anticipate and adapt to developing markets;

●	acceptance by customers;

●	limited marketing experience;

●	competition from competitors with substantially greater financial resources and assets;

●	the ability to identify, attract and retain qualified personnel;

●	our ability to provide superior customer service; and

●	reliance on key personnel.

Because we are subject to these risks, and the other risks discussed below, you may have a difficult time evaluating our business and your investment in our company.

We have had a history of losses and may incur future losses, which may prevent us from attaining profitability.

We have incurred significant net losses since inception. Our net loss was approximately $149.0 million (of which $142.5 million related to non-cash transactions, including $5.6 million in stock-based compensation, $20.4 million in goodwill impairment, and $116.6 million in loss on extinguishment and issuance of share rights) and $0.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $150.0 million. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays, and other unknown events.

We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake the acquisition and integration of additional entities and businesses, incur expenses associated with maintaining compliance as a public company, and increase marketing and sales efforts to increase our customer base. These increased expenditures may make it more difficult to achieve and maintain profitability. In addition, our efforts to grow our business may be more expensive than we expect, and we may not be able to generate sufficient revenue to offset increased operating expenses. If we are required to reduce our expenses, our growth strategy could be materially affected. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability.

Accordingly, we cannot assure you that we will achieve sustainable operating profits as we continue to expand our markets, service offerings and infrastructure, further develop our marketing efforts, and otherwise implement our growth initiatives. Any failure to achieve and maintain profitability would have a materially adverse effect on our ability to implement our business plan, our results and operations, and our financial condition.

If we are unable to obtain additional funding when needed, our business operations will be harmed, and if we do obtain additional financing, our then-existing shareholders may suffer substantial dilution.

As we take steps to grow our business through additional acquisitions, by entering into new markets or by expanding our service offerings, or as we respond to potential opportunities and/or adverse events, our working capital needs may change. We anticipate that if our cash are insufficient to satisfy our liquidity requirements, we will require additional funding to sustain our ongoing operations and to continue our expansion strategies. We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all, if needed. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to conduct business operations. If we are unable to obtain additional financing to finance a revised growth plan, we will likely be required to curtail such plans or cease our business operations in one or more markets. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Raising capital in the future could cause dilution to our existing shareholders and may restrict our operations or require us to relinquish rights.

In the future, we may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or strategic alliance arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams or product candidates on terms that are not favorable to us.

If we do not obtain adequate capital funding or improve our financial performance, we may not be able to continue as a going concern.

We have incurred a net loss in each year since our inception and expect to incur losses in future periods as we continue to acquire additional waste management companies and increase our expenses in order to grow our business. These factors raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain adequate funding or if we are unable to grow our revenue substantially to achieve and sustain profitability, we may not be able to continue as a going concern. The report of our independent registered public accounting firm for the year ended December 31, 2023 included herein contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations.

If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or restrict our operations and our acquisition program or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us. In addition, our ability to achieve profitability or to respond to competitive pressures would be significantly limited.

The amount and timing of our future funding requirements depends on many factors, including

●	the timing and cost of potential future acquisitions;

●	integration of the businesses that we have acquired or may acquire in the future; and

●	the hiring of additional management and other personnel as we continue to grow.

We cannot be certain that additional funding will be available on acceptable terms, or at all. In addition, we have in the past and may in the future be restricted or limited by the terms of the credit facilities governing our indebtedness on our ability to enter into additional indebtedness and any future debt financing based upon covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions.

We have a holding company ownership structure and will depend on distributions from our operating subsidiaries to meet our obligations. Contractual or legal restrictions applicable to our subsidiaries could limit payments or distributions from them.

We are a holding company and derive all of our operating income from, and hold substantially all of our assets through, our subsidiaries. The effect of this structure is that we will depend on the earnings of our subsidiaries, and the payment or other distributions to us of these earnings, to meet our obligations and make capital expenditures. Provisions of U.S. corporate and tax law, like those requiring that dividends are paid only out of surplus, and provisions of any future indebtedness may limit the ability of our subsidiaries to make payments or other distributions to us. Additionally, in the event of the liquidation, dissolution or winding up of any of our subsidiaries, creditors of that subsidiary (including trade creditors) will generally be entitled to payment from the assets of that subsidiary before those assets can be distributed to us.

Substantially all of our assets are pledged to Michaelson under the Michaelson Note, a default under which could cause or liquidation. Additionally, the terms of the Michaelson Note place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On January 5, 2023, we completed the acquisition of our digester assets, and as part of the consideration we paid for such assets, we assumed the obligations of the seller under a secured loan agreement (the “Loan Agreement”) with Michaelson Capital Special Finance Fund II, L.P. (“Michaelson”) and the Secured Promissory Note in the then-outstanding amount of $3,017,090 (the “Michaelson Note”) issued to Michaelson thereunder. The Michaelson Note had an original maturity date of December 31, 2023, which in December 2023 was extended to March 31, 2024. We failed to pay the balance on March 31, 2024, but in April 2024, we agreed to extend the term of the Michaelson Note until June 30, 2024, and received a forbearance on all other defaults until May 1, 2024. Substantially all of our assets are pledged as collateral for outstanding borrowings under the Michaelson Note and our other obligations under the Loan Agreement. The Loan Agreement contains usual and customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay cash dividends or repurchase our stock, and merge or consolidate with another entity. These covenants could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial. Upon an event of default under the Michaelson Note, including our failure to pay all outstanding amounts under the Michaelson Note on the maturity date, Michaelson may accelerate all of our repayment obligations and foreclose on our pledged assets, which could require us to renegotiate the Loan Agreement on terms less favorable to us or to immediately cease operations. Further, if our assets are liquidated upon foreclosure, Michaelson’s right to repayment would be senior to the rights of the holders of our capital stock to receive any proceeds from the liquidation. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our lack of an independent audit committee and audit committee financial expert at this time may hinder our board of directors’ effectiveness in monitoring our compliance with its disclosure and accounting obligations. Until we establish such committee, we will be unable to obtain a listing on a national securities exchange.

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by the NYSE American. Currently, we have no independent audit committee. Our board of directors functions as our audit committee and is comprised of five directors. An independent audit committee would play a crucial role in the corporate governance process, assessing our processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may deprive us of management’s independent judgment. We may, however, have difficulty attracting and retaining independent directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. An independent audit committee is required for listing on any national securities exchange. Therefore, until such time as we meet the audit committee independence requirements of a national securities exchange, we will be ineligible for listing on any national securities exchange.

Our board of directors acts as our compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with our financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our board of directors, which has no independent members, acts as the compensation committee for our company and determines the compensation and benefits of our executive officers, administers our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. Our lack of an independent compensation committee presents the risk that an executive officer on the board may have influence over his or her personal compensation and benefit levels that may not be commensurate with our financial performance or the market place.

Risks Related to Our Acquisition Strategy

We have made and expect to continue to make acquisitions as a primary component of our growth strategy. We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or at all, which could disrupt our operations and adversely impact our business and operating results.

A primary component of our growth strategy has been to acquire complementary businesses to grow our company. As a result, our rate of future growth and profitability is largely dependent on our ability to identify and acquire additional solid waste collection, transportation, and disposal businesses. We intend to continue to pursue acquisitions of complementary businesses, technologies and products to expand our operations and customer base and provide access to new markets and increase benefits of scale. This strategy involves risks inherent in assessing the values, strengths, weaknesses, risks, and profitability of acquisition candidates, including adverse short-term effects on our reported operating results, diversion of management’s attention, dependence on retaining, hiring and training key personnel, and risks associated with unanticipated problems or latent liabilities. Acquisitions also involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. For example:

●	we may not be able to identify suitable acquisition candidates or to consummate acquisitions on acceptable terms;

●	we may pursue international acquisitions, which inherently pose more risks than domestic acquisitions;

●	we compete with others to acquire complementary products, technologies and businesses, which may result in decreased availability of, or increased price for, suitable acquisition candidates;

●	we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any or all of our potential acquisitions; and

●	we may ultimately fail to consummate an acquisition even if we announce that we plan to acquire a technology, product or business.

Increased competition for acquisition targets in our industry may affect the availability of acquisition targets, which could adversely affect our growth.

Increased competition for acquisition candidates may result in fewer acquisition opportunities being made available to us as well as less advantageous acquisition terms, which may increase acquisition costs to levels that are beyond our financial capability or that may have an adverse effect on our business and results of operations. Accordingly, no assurance can be given as to the number or timing of our acquisitions or as to the availability of financing necessary to complete an acquisition. We also believe that a significant factor in our ability to consummate acquisitions will be the attractiveness of our common stock as an investment to potential acquisition candidates. Such attractiveness may, in large part, be dependent upon the market price and capital appreciation prospects of our common stock compared to the equity securities of our competitors. Many of our competitors for acquisitions are larger, more established companies with significantly greater capital resources than us and whose equity securities may be more attractive than our common stock. To the extent our common stock is less attractive to acquisition candidates, our acquisition program may be adversely affected.

Our ability to acquire additional businesses may require us to raise capital through the sale of equity and/or debt securities, which we may be unable to do on acceptable terms.

The timing, size and success of our acquisition efforts and the associated capital commitments cannot be readily predicted. We intend to use our common stock, cash, debt and borrowings under our credit facility, if necessary, as consideration for future acquisitions of companies. The issuance of additional common stock in connection with future acquisitions may be dilutive to holders of outstanding shares of common stock. In addition, if our common stock does not maintain a sufficient market value or potential acquisition candidates are unwilling to accept common stock as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources, including obtaining additional capital through debt financing. However, there can be no assurance that we will be able to obtain financing if and when it is needed or that it will be available on terms that we deem acceptable. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate some or all of our research and development programs or commercialization efforts. As a result, we may be unable to pursue our acquisition strategy successfully, which may prevent us from achieving our growth objectives.

We may be unable to successfully integrate acquisitions, which may adversely impact our operations.

Acquired businesses, technologies or products may not perform as we expect and we may fail to realize anticipated revenue and profits. In addition, our acquisition strategy may divert management’s attention away from our existing business, resulting in the loss of key customers or employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor for undisclosed or contingent liabilities of acquired businesses or assets.

If we fail to conduct due diligence on our potential targets effectively, we may, for example, not identify problems at target companies or fail to recognize incompatibilities or other obstacles to successful integration. Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if new businesses, technologies or products are not integrated or implemented effectively, may preclude the realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of new technologies, products or businesses may result in unanticipated problems, expenses, liabilities and competitive responses. The difficulties integrating an acquisition include, among other things:

●	issues in integrating the target company’s technologies, products or businesses with ours;

●	incompatibility of marketing and administration methods;

●	maintaining employee morale and retaining key employees;

●	integrating the cultures of our companies;

●	preserving important strategic customer relationships;

●	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

●	coordinating and integrating geographically separate organizations.

In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or growth opportunities, that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

Acquisitions that we complete may have an adverse impact on our results of operations.

Acquisitions may cause us to:

●	issue common stock that would dilute our current stockholders’ ownership percentage;

●	use a substantial portion of our cash resources;

●	increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;

●	assume liabilities for which we do not have indemnification from the former owners; further, indemnification obligations may be subject to dispute or concerns regarding the creditworthiness of the former owners;

●	record goodwill and non-amortizable intangible assets that are subject to impairment testing and potential impairment charges;

●	experience volatility in earnings due to changes in contingent consideration related to acquisition earn-out liability estimates;

●	incur amortization expenses related to certain intangible assets;

●	lose existing or potential contracts as a result of conflict-of-interest issues;

●	become subject to adverse tax consequences or deferred compensation charges;

●	incur large and immediate write-offs; or

●	become subject to litigation.

The occurrence of any or all of the above risks could materially and adversely affect our business, operating results and financial condition.

We may be subject to claims arising from the operations of our various businesses for periods prior to the dates we acquired them.

We may be subject to claims or liabilities arising from the ownership or operation of acquired businesses for the periods prior to our acquisition of them, including environmental, warranty, workers’ compensation and other employee-related and other liabilities and claims not covered by insurance. These claims or liabilities could be significant. Our ability to seek indemnification from the former owners of our acquired businesses for these claims or liabilities may be limited by various factors, including the specific time, monetary or other limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy our indemnification claims. In addition, insurance companies may be unwilling to cover claims that have arisen from acquired businesses or locations, or claims may exceed the coverage limits that our acquired businesses had in effect prior to the date of acquisition. If we are unable to successfully obtain insurance coverage of third-party claims or enforce our indemnification rights against the former owners, or if the former owners are unable to satisfy their obligations for any reason, including because of their current financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our financial condition and results of operations.

Our resources may not be sufficient to manage our expected growth and the failure to properly manage our potential growth would be detrimental to our business.

We may fail to adequately manage our anticipated future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our technical, accounting, finance, marketing and sales. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. There may be greater strain on our systems as we acquire new businesses, requiring us to devote significant management time and expense to the ongoing integration and alignment of management, systems, controls and marketing. If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to design and produce our products and services or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially and adversely affected.

Risks Related to our Business and Industry

We are subject to environmental and safety laws that restrict our operations and increase our costs.

We are subject to extensive federal, state and local laws and regulations relating to environmental protection and occupational safety and health. These include, among other things, laws and regulations governing the use, treatment, storage and disposal of wastes and materials, air quality, water quality and the remediation of contamination associated with the release of hazardous substances. Our compliance with existing regulatory requirements is costly, and continued changes in these regulations could increase our compliance costs. Government laws and regulations often require us to enhance or replace our equipment. We are required to obtain and maintain permits that are subject to strict regulatory requirements and are difficult and costly to obtain and maintain. We may be unable to implement price increases sufficient to offset the cost of complying with these laws and regulations. In addition, regulatory changes could accelerate or increase expenditures for closure and post-closure monitoring at solid waste facilities and obligate us to spend sums over the amounts that we have accrued. In order to develop, expand or operate a landfill or other waste management facility, we must have various facility permits and other governmental approvals, including those relating to zoning, environmental protection and land use. The permits and approvals are often difficult, time consuming and costly to obtain and could contain conditions that limit our operations.

We may become subject to environmental clean-up costs or litigation that could curtail our business operations and materially decrease our earnings.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or CERCLA, and analogous state laws provide for the remediation of contaminated facilities and impose strict joint and several liability for remediation costs on current and former owners or operators of a facility at which there has been a release or a threatened release of a hazardous substance. This liability is also imposed on persons who arrange for the disposal of and who transport such substances to the facility. Hundreds of substances are defined as hazardous under CERCLA and their presence, even in small amounts, can result in substantial liability. The expense of conducting a cleanup can be significant. Notwithstanding our efforts to comply with applicable regulations and to avoid transporting and receiving hazardous substances, we may have liability because these substances may be present in waste collected by us. The actual costs for these liabilities could be significantly greater than the amounts that we might be required to accrue on our financial statements from time to time.

In addition to the costs of complying with environmental regulations, we may incur costs to defend against litigation brought by government agencies and private parties. As a result, we may be required to pay fines or our permits and licenses may be modified or revoked. We may in the future be a defendant in lawsuits brought by governmental agencies and private parties who assert claims alleging environmental damage, personal injury, property damage and/or violations of permits and licenses by us. A significant judgment against us, the loss of a significant permit or license or the imposition of a significant fine could curtail our business operations and may decrease our earnings.

Our business is capital intensive, requiring ongoing cash outlays that may strain or consume our available capital and force us to sell assets, incur debt, or sell equity on unfavorable terms.

Our ability to remain competitive, grow and maintain our operations largely depends on our cash flow from operations and access to capital. Maintaining our existing operations and expanding them through internal growth or acquisitions requires large capital expenditures. As we undertake more acquisitions and further expand our operations, the amount we expend on capital will increase. These increases in expenditures may result in lower levels of working capital or require us to finance working capital deficits. We intend to continue to fund our cash needs through cash flow from operations, equity and debt financings and borrowings under our credit facility, if necessary. However, we may require additional equity or debt financing to fund our growth.

We do not have complete control over our future performance because it is subject to general economic, political, financial, competitive, legislative, regulatory and other factors. It is possible that our business may not generate sufficient cash flow from operations, and we may not otherwise have the capital resources, to allow us to make necessary capital expenditures. If this occurs, we may have to sell assets, restructure our debt or obtain additional equity capital, which could be dilutive to our stockholders. We may not be able to take any of the foregoing actions, and we may not be able to do so on terms favorable to us or our stockholders.

Our business operations are currently concentrated in the State of Michigan and such geographic concentration of our business could adversely affect our business and financial condition.

Our business operations and customers are located in Michigan, and we expect to focus our operations on the Midwestern U.S. for at least the foreseeable future. During the year ended December 31, 2023, approximately 84% of our total annualized revenues were derived from customers located in Michigan. Therefore, our business, financial condition and results of operations are susceptible to downturns in the general economy in the Midwestern U.S., particularly in Michigan, and other factors affecting the region, such as state regulations affecting the solid waste services industry and severe weather conditions. In addition, the costs and time involved in permitting, and the scarcity of, available landfills in the Midwestern U.S. could make it difficult for us to expand vertically in those markets. There can be no assurance that we will complete a sufficient number of acquisitions in other markets to lessen our geographic concentration.

We currently depend on a limited number of customers for our revenue.

During the year ended December 31, 2023, one customer accounted for approximately 30% of total revenues generated and during the year ended December 31, 2022, two customers accounted for approximately 52% and 12%, respectively, of total revenues generated. We have no long-term agreements with any of the customers that accounted for more than 10% of our revenues in any of those periods.

Because we depend on these customers for a significant percentage of our revenue, a loss of one or more of these customers could materially adversely affect our business and financial condition. If these principal customers cease using our services, our business could be materially adversely affected.

Governmental authorities may enact climate change regulations that could increase our costs to operate.

Environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on the emissions of greenhouse gases and their potential role in climate change. Congress has considered recent proposed legislation directed at reducing greenhouse gas emissions and President Biden has indicated his support of legislation aimed at reducing greenhouse gases. The U.S. Environmental Protection Agency (the “EPA”) has proposed rules to regulate greenhouse gases, regional initiatives have formed to control greenhouse gases and certain of the states in which we operate are contemplating air pollution control regulations that are more stringent than existing and proposed federal regulations, in particular the regulation of emissions of greenhouse gases. The adoption of laws and regulations to implement controls of greenhouse gases, including the imposition of fees or taxes, could adversely affect our collection operations. Changing environmental regulations could require us to take any number of actions, including the purchase of emission allowances or installation of additional pollution control technology, and could make some operations less profitable, which could adversely affect our results of operations.

Our operations are subject to environmental, health and safety laws and regulations, as well as contractual obligations that may result in significant liabilities.

We risk incurring significant environmental liabilities in connection with our use, treatment, storage, transfer and disposal of waste materials. Under applicable environmental laws and regulations, we could be liable if our operations are found to cause environmental damage to our properties or to the property of other landowners, particularly as a result of the contamination of air, drinking water or soil. Under current law, we could also be held liable for damage caused by conditions that existed before we acquired the assets or operations involved. This risk is of particular concern as we execute our growth strategy, partially though acquisitions, because we may be unsuccessful in identifying and assessing potential liabilities during our due diligence investigations. Further, the counterparties in such transactions may be unable to perform their indemnification obligations owed to us. Additionally, we could be liable if we arrange for the transportation, disposal or treatment of hazardous substances that cause environmental contamination, or if a predecessor owner made such arrangements and, under applicable law, we are treated as a successor to the prior owner. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business is subject to operational and safety risks, including the risk of personal injury to employees and others.

Providing environmental and waste management services involves risks such as vehicular accidents and equipment defects, malfunctions and failures. Additionally, there are risks associated with waste mass instability and releases of hazardous materials or odors. There may also be risks presented by the potential for subsurface chemical reactions causing elevated landfill temperatures and increased production of leachate, landfill gas and odors. Any of these risks could potentially result in injury or death of employees and others, a need to shut down or reduce operation of facilities, increased operating expense and exposure to liability for pollution and other environmental damage, and property damage or destruction.

While we seek to minimize our exposure to such risks through comprehensive training, compliance and response and recovery programs, as well as vehicle and equipment maintenance programs, if we were to incur substantial liabilities in excess of any applicable insurance, our business, results of operations and financial condition could be adversely affected. Any such incidents could also adversely impact our reputation and reduce the value of our brand. Additionally, a major operational failure, even if suffered by a competitor, may bring enhanced scrutiny and regulation of our industry, with a corresponding increase in operating expense.

Increases in the costs of fuel may reduce our operating margins.

The price and supply of fuel needed to run our collection vehicles is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of Petroleum Exporting Countries (OPEC) and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. Any significant price escalations or reductions in the supply could increase our operating expenses or interrupt or curtail our operations. Failure to offset all or a portion of any increased fuel costs through increased fees or charges would reduce our operating margins.

Increases in the costs of disposal may reduce our operating margins.

Historically, we have disposed of all of the waste that we collected in landfills operated by third parties under informal arrangements or without long-term contracts. If these third parties increase their disposal fees and we are unable to pass along the increase to our customers, our operating margins would be adversely impacted. In addition, if these third parties discontinue their arrangements with us and we are unable to locate alternative disposal sites, our business and results of operations would be materially adversely affected.

Increases in the costs of labor may reduce our operating margins.

We compete with other businesses in our markets for qualified employees. A shortage of qualified employees would require us to enhance our wage and benefits packages to compete more effectively for employees or to hire more expensive temporary employees. Labor is our second largest operating cost, and even relatively small increases in labor costs per employee could materially affect our cost structure. Failure to attract and retain qualified employees, to control our labor costs, or to recover any increased labor costs through increased prices we charge for our services or otherwise offset such increases with cost savings in other areas may reduce our operating margins.

Increases in costs of insurance may reduce our operating margins.

One of our largest operating costs is maintaining insurance coverage, including general liability, automobile physical damage and liability, property, employment practices, pollution, directors and officers, fiduciary, workers’ compensation and employer’s liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in our primary general liability, automobile liability and employer’s liability policies. Changes in our operating experience, such as an increase in accidents or lawsuits or a catastrophic loss, could cause our insurance costs to increase significantly or could cause us to be unable to obtain certain insurance. Increases in insurance costs would reduce our operating margins. Changes in our industry and perceived risks in our business could have a similar effect.

We may not be able to maintain sufficient insurance coverage to cover the risks associated with our operations, which could result in uninsured losses that would adversely affect our financial condition.

Integrated non-hazardous waste companies are exposed to a variety of risks that are typically covered by insurance arrangements. However, we may not be able to maintain sufficient insurance coverage to cover the risks associated with our operations for a variety of reasons. Increases in insurance costs and changes in the insurance markets may, given our resources, limit the coverage that we are able to maintain or prevent us from insuring against certain risks. Large or unexpected losses may exceed our policy limits, adversely affecting our results of operations, and may result in the termination or limitation of coverage, exposing us to uninsured losses, thereby adversely affecting our financial condition.

Our failure to remain competitive with our numerous competitors, many of whom have greater resources than we do, could adversely affect our ability to retain existing customers and obtain future business.

Because our industry is highly competitive, we compete with large companies and municipalities, many of whom have greater financial and operational resources than we do. The non-hazardous solid waste collection and disposal industry includes large national, publicly-traded waste management companies; regional, publicly-held and privately-owned companies; and numerous small, local, privately-owned companies. Additionally, many counties and municipalities operate their own waste collection and disposal facilities and have competitive advantages not available to private enterprises. If we are unable to successfully compete against our competitors, our ability to retain existing customers and obtain future business could be adversely affected.

We may lose contracts through competitive bidding, early termination or governmental action, or we may have to substantially lower prices in order to retain certain contracts, any of which would cause our revenue and our operating margins to decline.

We are parties to contracts with municipalities and other associations and agencies. Many of these contracts are or will be subject to competitive bidding. We may not be the successful bidder, or we may have to substantially lower prices in order to be the successful bidder. In addition, some of our customers may terminate their contracts with us before the end of the contract term. If we were not able to replace revenue from contracts lost through competitive bidding or early termination or from lowering prices or from the renegotiation of existing contracts with other revenue within a reasonable time period, our revenue could decline.

Efforts by labor unions to organize our employees could divert management attention and increase our operating expenses.

We do not have any union representation in our operations. Groups of employees may seek union representation in the future, and the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of these work stoppages, our operating expenses could increase significantly.

Poor decisions by our regional and local managers could result in the loss of customers or an increase in costs, or adversely affect our ability to obtain future business.

We manage our operations on a decentralized basis. Therefore, regional and local managers have the authority to make many decisions concerning their operations without obtaining prior approval from our executive officers. Poor decisions by regional or local managers could result in the loss of customers or an increase in costs, or adversely affect our ability to obtain future business.

We are vulnerable to factors affecting our local markets, which could adversely affect our stock price relative to our competitors.

Because the non-hazardous waste business is local in nature, our business in one or more regions or local markets may be adversely affected by events and economic conditions relating to those regions or markets even if the other regions of the country are not affected. As a result, our financial performance may not compare favorably to our competitors with operations in other regions, and our stock price could be adversely affected by our inability to compete effectively with our competitors.

Seasonal fluctuations will cause our business and results of operations to vary among quarters, which could adversely affect our stock price.

Based on historic trends experienced by the businesses we have acquired, we expect our operating results to vary seasonally, with revenue typically lowest in the first quarter, higher in the second and third quarters, and again lower in the fourth quarter. Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher construction and demolition waste volumes. This seasonality also generally reflects the lower volume of waste during the winter months. Adverse weather conditions negatively affect waste collection productivity, resulting in higher labor and operational costs. The general increase in precipitation during the winter months increases the weight of collected waste, resulting in higher disposal costs, as costs are often calculated on a per ton basis. Because of these factors, we expect operating income to be generally lower in the winter months. As a result, our operating results may be negatively affected by these variations. Additionally, severe weather during any time of the year can negatively affect the costs of collection and disposal and may cause temporary suspensions of our collection services. Long periods of inclement weather may interfere with collection operations and reduce the volume of waste generated by our customers. Any of these conditions can adversely affect our business and results of operations, which could negatively affect our stock price.

We are dependent on our management team and development and operations personnel, and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our chief executive officer, Mr. Glen Miller, and our chief operating officer, Mr. Jeffrey Rizzo. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our service and technologies. While we have employment agreements with Messrs. Miller and Rizzo, we do not maintain a key person life insurance policy on either of such officers. The loss of one or more of our key employees or groups could seriously harm our business.

We have identified certain material weaknesses in our internal controls, which could cause stockholders and prospective investors to lose confidence in the reliability of our financing reporting.

Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as a result of continuing weaknesses in our internal control over financial reporting principally due to the following: (i) we have not established adequate financial reporting processes or monitoring activities to ensure adequate financial reporting and to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions and therefore there is lack of segregation of duties; (ii) an outside consultant assists in the preparation of the annual and quarterly financial statements and partners with us to ensure compliance with U.S. GAAP and SEC disclosure requirements; and (iii) we did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties over complex transactions.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our company’s financial reporting that could harm the trading price of our shares, if a trading market does develop.

We need additional capital to develop our business.

The development of our services will require the commitment of substantial resources to implement our business plan. In addition, substantial expenditures will be required to enable us to complete projects in the future. We currently have no additional borrowing capacity under our existing credit agreement, and it is likely we will need to seek additional financing through subsequent future private or public offerings of our equity securities or through strategic partnerships and other arrangements with corporate partners.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. The sale of additional equity securities will result in dilution to our stockholders. The occurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. If adequate additional financing is not available on acceptable terms, we may not be able to implement our business development plan or continue our business operations.

Cyber incidents or cyberattacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Risks Related to Ownership of our Common Stock

You may experience dilution of your ownership interest because of the future issuance of additional shares of our common stock and because of our preferred stock and outstanding rights to acquire common stock and warrants.

As of March 31, 2024, our authorized capital stock consisted of 425,000,000 shares, of which 400,000,000 shares were designated as common stock and 25,000,000 shares were designated as preferred stock, of which 630,900 shares were designated Series A Convertible Preferred Stock, and 1,360,000 shares were designated as Series B Convertible Preferred Stock.

In the future, we expect to issue our authorized but previously unissued equity securities in connection with future financings, which could result in the dilution of the ownership interests of our present stockholders. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes, including at a price (or exercise or conversion prices) below the price at which shares of our common stock are trading.

Under any of the circumstances described above, future issuances or conversions may depress the market price of our common stock, and may impair our ability to raise additional capital in the financial markets at a time and price favorable to us. The effect of this dilution may, in turn, cause the price of our common stock to decrease further, both because of the downward pressure on our stock price that may be caused by a large number of sales of our shares into the public market by our preferred holders, and because our other existing stockholders may, in response, decide to sell additional shares of our common stock, further decreasing our stock price.

The market price of our common stock is likely to be volatile and could subject us to litigation.

The market price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors affecting the market price of our common stock include:

●	variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue, and other financial metrics and non-financial metrics, and how those results compare to analyst expectations;

●	overall conditions in our industry and market;

●	issuances of new stock which dilutes earnings per share;

●	addition or loss of significant customers;

●	changes in laws or regulations applicable to our products;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	forward looking guidance to industry and financial analysts related to future revenue and earnings per share;

●	the net increases in the number of customers and paying subscriptions, either independently or as compared with published expectations of industry, financial or other analysts that cover our company;

●	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

●	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

●	announcement or expectation of additional financing efforts;

●	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

●	announcements of customer additions and customer cancellations or delays in customer contracts;

●	recruitment or departure of key personnel;

●	trading activity by a limited number of stockholders who together beneficially own a significant percentage of our outstanding common stock; and

●	general economic and market conditions.

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our common stock and could seriously harm the market price of our common stock, regardless of our operating performance. This may prevent you from being able to sell your shares at or above the price you paid for your shares of our common stock, if at all. In addition, following periods of volatility in the market price of a company’s securities, stockholders often institute securities class action litigation against that company. Our involvement in any class action suit or other legal proceeding could divert our senior management’s attention and could adversely affect our business, financial condition, results of operations and prospects.

There is currently only a limited public market for our common stock. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell any shares of our common stock that you hold.

There is currently only a limited public market for our common stock and an active public market for our common stock may not develop or be sustained. Failure to develop or maintain an active trading market could make it difficult for you to sell your shares without depressing the market price for our common stock or recover any part of your investment in us. Even if an active market for our common stock does develop, the market price of such securities may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock. Further, quotes for shares of our common stock on the OTCQB may not be indicative of the market price on a national securities exchange, such as the NYSE or Nasdaq.

Our shares of common stock are subject to the penny stock rules, making it more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Because our common stock is not listed on a national securities exchange and the current price of our common stock is less than $5.00, our common stock is deemed to be a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

There may be restrictions on your ability to resell shares of common stock under Rule 144.

Currently, Rule 144 under the Securities Act permits the public resale of securities under certain conditions after a six or twelve month holding period by the seller, including requirements with respect to the manner of sale, sales volume restrictions, filing requirements and a requirement that certain information about the issuer is publicly available. At the time that stockholders intend to resell their shares under Rule 144, there can be no assurances that we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or, if so, current in our reporting requirements under the Exchange Act, in order for stockholders to be eligible to rely on Rule 144 at such time. In addition to the foregoing requirements of Rule 144 under the Federal securities laws, the various state securities laws may impose further restrictions on the ability of a holder to sell or transfer the shares of common stock.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A substantial majority of our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that an affiliate (as such term is defined in Rule 144(a)(1)) of an issuer who has held restricted securities for a period of at least six months (one year after filing Form 10 information with the SEC for shell companies and former shell companies) may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of an issuer’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an affiliate of the issuer and who has satisfied a one-year holding period. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

Possible adverse effect of issuance of preferred stock.

As of March 31, 2024, our articles of incorporation authorized the issuance of 25,000,000 shares of preferred stock, of which 23,009,100 shares were “blank check” preferred stock available for issuance with designations, rights and preferences as may be determined from time to time by our board of directors. As a result of the foregoing, our board can issue, without further shareholder approval, preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. The issuance of preferred stock could, under certain circumstances, discourage, delay or prevent a change in control of our company.

We do not expect to pay dividends on our common stock and investors should not buy our common stock expecting to receive dividends.

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends on our common stock in the foreseeable future. Consequently, holders of common stock will only realize an economic gain on their investment in our common stock if the price appreciates. Investors should not purchase our common stock expecting to receive cash dividends. Because we do not pay dividends on our common stock, and there may be limited trading, investors may not have any manner to liquidate or receive any payment on their investment. Therefore, our failure to pay dividends may cause investors to not see any return on investment even if we are successful in our business operations. Because we do not pay dividends on our common stock, we may have trouble raising additional funds, which could affect our ability to expand our business operations.

We may need to raise additional capital in the future. Additional capital may not be available to us on reasonable terms, if at all, when or as we require. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders would experience further dilution and could trigger anti-dilution provisions in outstanding warrants.

We may need to raise additional capital in the future for acquisitions or other purposes. Future financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and may result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

Our officers and directors are entitled to indemnification from us for liabilities under our articles of incorporation, which could be costly to us and may discourage the exercise of stockholder rights.

Our articles of incorporation provide that we possess and may exercise all powers of indemnification of our officers, directors, employees, agents and other persons and our bylaws also require us to indemnify our officers and directors as permitted under the provisions of the Nevada Revised Statutes (“NRS”). We will also have contractual indemnification obligations under our agreements with our directors and officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our company and stockholders.

Our bylaws and Nevada law may discourage, delay or prevent a change of control of our company or changes in our management, which could have the result of depressing the trading price of our common stock.

Certain anti-takeover provisions of Nevada law could have the effect of delaying or preventing a third party from acquiring us, even if the acquisition arguably could benefit our stockholders.

Nevada’s “combinations with interested stockholders” statutes, NRS 78.411 through 78.444, inclusive, prohibit specified types of business “combinations” between certain Nevada corporations and any person deemed to be an “interested stockholder” for two years after such person first becomes an “interested stockholder” unless the corporation’s board of directors approves the combination, or the transaction by which such person becomes an “interested stockholder”, in advance, or unless the combination is approved by the board of directors and sixty percent of the corporation’s voting power not beneficially owned by the interested stockholder, its affiliates and associates. Further, in the absence of prior approval certain restrictions may apply even after such two-year period. However, these statutes do not apply to any combination of a corporation and an interested stockholder after the expiration of four years after the person first became an interested stockholder. For purposes of these statutes, an “interested stockholder” is any person who is (1) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (2) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “combination” is sufficiently broad to cover most significant transactions between a corporation and an “interested stockholder.” These statutes generally apply to Nevada corporations with 200 or more stockholders of record. However, a Nevada corporation may elect in its articles of incorporation not to be governed by these particular laws, but if such election is not made in the corporation’s original articles of incorporation, the amendment (1) must be approved by the affirmative vote of the holders of stock representing a majority of the outstanding voting power of the corporation not beneficially owned by interested stockholders or their affiliates and associates, and (2) is not effective until 18 months after the vote approving the amendment and does not apply to any combination with a person who first became an interested stockholder on or before the effective date of the amendment. We did not make such an election in our articles of incorporation and have not amended our articles of incorporation to so elect.

Nevada’s “acquisition of controlling interest” statutes, NRS 78.378 through 78.3793, inclusive, contain provisions governing the acquisition of a controlling interest in certain Nevada corporations. These “control share” laws provide generally that any person that acquires a “controlling interest” in certain Nevada corporations may be denied voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights. Our bylaws provide that these statutes do not apply to us or any acquisition of our common stock. Absent such provision in our bylaws, these laws would apply to us as of a particular date if we were to have 200 or more stockholders of record (at least 100 of whom have addresses in Nevada appearing on our stock ledger at all times during the 90 days immediately preceding that date) and do business in the State of Nevada directly or through an affiliated corporation, unless our articles of incorporation or bylaws in effect on the tenth day after the acquisition of a controlling interest provide otherwise. These laws provide that a person acquires a “controlling interest” whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the NRS, would enable that person to exercise (1) one fifth or more, but less than one third, (2) one third or more, but less than a majority or (3) a majority or more, of all of the voting power of the corporation in the election of directors. Once an acquirer crosses one of these thresholds, shares which it acquired in the transaction taking it over the threshold and within the 90 days immediately preceding the date when the acquiring person acquired or offered to acquire a controlling interest become “control shares” to which the voting restrictions described above apply.

Various provisions of our bylaws may delay, defer or prevent a tender offer or takeover attempt of us that a stockholder might consider in his or her best interest. Our bylaws may be adopted, amended or repealed by the affirmative vote of the holders of at least a majority of our outstanding shares of capital stock entitled to vote for the election of directors, and except as provided by Nevada law, our board of directors shall have the power to adopt, amend or repeal the bylaws by a vote of not less than a majority of our directors. The interests of these stockholders and directors may not be consistent with your interests, and they may make changes to the bylaws that are not in line with your concerns.

Nevada law also provides that directors may resist a change or potential change in control if the directors determine that the change is opposed to, or not in the best interests of, the corporation. The existence of the foregoing provisions and other potential anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

ITEM 1B.	Unresolved Staff Comments

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1B.

ITEM 1C.	Cybersecurity

We acknowledge the increasing importance of cybersecurity in today’s digital and interconnected world. Cybersecurity threats pose significant risks to the integrity of our systems and data, potentially impacting our business operations, financial condition and reputation.

As a smaller reporting company, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team or specific protocols in place to manage cybersecurity risks. Our approach to cybersecurity is in the developmental stage, and we have not yet conducted comprehensive risk assessments, established an incident response plan or engaged with external cybersecurity consultants for assessments or services.

Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs and negatively impact our reputation among customers and partners.

We are in the process of evaluating our cybersecurity needs and developing appropriate measures to enhance our cybersecurity posture. This includes considering the engagement of external cybersecurity experts to advise on best practices, conducting vulnerability assessments and developing an incident response strategy. Our goal is to establish a cybersecurity framework that is commensurate with our size, complexity and the nature of our operations, thereby reducing our exposure to cybersecurity risks.

In addition, our board of directors will oversee any cybersecurity risk management framework and a dedicated committee of our board of directors or an officer appointed by our board of directors will review and approve any cybersecurity policies, strategies and risk management practices.

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and we will continue to assess and update our cybersecurity measures in response to emerging threats.

For a discussion of potential cybersecurity risks affecting us, please refer to the “Risk Factors” section.

ITEM 2.	Properties

Our principal executive office is located at 300 E. Long Lake Road, Suite 100A, Bloomfield Hills, Michigan, 48304, which is approximately 5,251 square feet of office space currently rented at a rate of $7,417 per month. In addition, we lease 10,704 square feet of office and shop facilities space currently rented at a rate of $9,016 per month in Troy, Michigan and 13,823 square feet of office space currently rented at a rate of $22,500 per month in Linwood, Michigan. It is our belief that such space is adequate for our immediate office needs. Additional space may be required as we expand our business activities, but we do not foresee any significant difficulties in obtaining additional office facilities if deemed necessary.

Our principal property and equipment is comprised of vehicles and equipment in the State of Michigan. In addition, we lease real property in Michigan and Pennsylvania. These properties are sufficient to meet our current operational needs; however, we are exploring the potential acquisition and/or leasing of additional properties pursuant to its growth strategies.

ITEM 3.	Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our company or any of our subsidiaries or has a material interest adverse to our company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. Except as described below, no current director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No current director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No current director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

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

In July 2022, a complaint was filed against our Titan Trucking subsidiary in the Circuit Court for Macomb County, Michigan titled Wolverine Transfer and Recycling LLC v. Titan Trucking LLC (Case No. 22-002780-CB) for breach of contract. In the complaint, the plaintiff alleges that Titan Trucking has breached a contractual agreement between Titan Trucking and the plaintiff pertaining to the transport of certain non-hazardous solid waste or recyclables from plaintiff’s transfer station to the locations identified in the contract. The complaint seeks unspecified damages, attorney and expert fees and other unspecified litigation costs. Titan Trucking has denied the claims of the plaintiff, and in May 2023, Titan Trucking filed amended counterclaims against the plaintiff alleging that plaintiff breached the contractual agreement by preventing Titan Trucking’s performance of its obligations under the agreement by failing to, among things, provide the necessary volumes of materials for shipment and the personnel sufficient to permit Titan Trucking to provide its services and by failing to pay certain invoices and to reimburse Titan Trucking for equipment damaged by plaintiff’s employees and for overweight trailer tickets. This matter is presently set on the court’s non-jury trial docket. Titan Trucking intends to continue to vigorously defend this lawsuit and to prosecute its counterclaims.

In July 2023, a complaint was filed against us and Ajay Sikka, a director of our company and our former chief executive officer, in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois titled Alta Waterford, LLC v. TraQiQ, Inc. and Ajay Sikka (Case No. 23LA00000476) for breach of contract. In the complaint, the plaintiff alleges that we breached contracts for the payment of compensation for investor relations and web development and copyright services allegedly provided by the plaintiff, which payment obligation was personally guaranteed by Mr. Sikka. The complaint seeks damages in the amount of $324,000, attorney fees and other unspecified litigation costs. We answered the complaint, denying all of the basic allegations, and the plaintiff then moved to strike our answer. In December 2023, the parties entered an agreement pursuant to which the plaintiff agreed to produce all of the documents supporting its claim that it performed services under the contracts, and we agreed that we would serve and file an amended answer within 21 days after receipt of their documents.  Since that time, the plaintiff produced its documents and we filed our amended answer.  We anticipate conducting deposition discovery in the weeks and months ahead, and the matter is scheduled for trial in Illinois in September 2024.

As of December 31, 2023, no accruals for loss contingencies have been recorded as the outcome of this litigation is neither probable nor reasonably estimable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for quotation on the OTCQB market operated by the OTC Markets Group under the trading symbol “TESI.” Trading in our common stock on the OTCQB market has been limited and the quotations set forth below are not necessarily indicative of actual market values. The following table sets forth, for the periods indicated, the high and low closing bid prices for each quarter within the last two fiscal years ended December 31, 2023 on the OTCQB market as reported by OTC Markets Group. All quotations for the OTCQB market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2023	$0.92	$0.03
September 30, 2023	$3.77	$1.00
June 30, 2023	$1.60	$0.35
March 31, 2023	$3.70	$0.20
December 31, 2022	$1.85	$0.01
September 30, 2022	$3.25	$1.51
June 30, 2022	$4.10	$3.00
March 31, 2022	$5.58	$2.96

On March 29, 2024, the closing bid price for our common stock on the OTCQB market as reported by the quotation service operated by the OTC Markets Group was $0.74.

Transfer Agent

Equity Stock Transfer, LLC is the registrar and transfer agent for our common shares. Its address is 237 W 37th St Suite 602, New York, NY 10018, Telephone: 212-575-5757, Facsimile: 347-584-3644.

Holders of Our Common Stock

As of March 29, 2024, there were 122 registered holders of record of our common stock. As of such date, 25,386,814 shares of common stock were issued and outstanding. The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

We have not declared any common stock dividends to date and the provisions of our Loan Agreement with Michaelson prohibit our payment of dividends so long as the Michaelson Note remains outstanding. As a result, we have no present intention of paying any cash dividends on our common stock in the foreseeable future, and we intend to use earnings, if any, to generate growth. Subject to any limitations on the payment of dividends in our credit facilities, the payment by us of dividends, if any, in the future, is within the discretion of our board of directors and will depend upon, among other things, our earnings, capital requirements and financial condition, as well as other relevant factors. There are no material restrictions in our Articles of Incorporation, as amended, or Bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2023, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
2020 Equity compensation plan approved by security holders	-	$-	5,500,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	5,500,000

Unregistered Sales of Equity Securities

On January 23, 2024, 100,000 of our Series A Rights to Receive Common Stock (“Series A Rights”) were exercised. As a result, we issued 100,000 shares of common stock to holders of such Series A Rights.

Between January 17, 2024 and January 29, 2024, 10,152,269 of our Series B Rights to Received Common Stock (“Series B Rights”) were exercised. As a result, we issued 10,152,269 shares of common stock to the holders of such Series B Rights.

In January 2024, we issued an aggregate of 2,750,001 warrants to purchase common stock to investors in a private placement.

The offers, sales and issuances of securities listed above, were deemed exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder in that the issuance of securities did not involve a public offering. The recipients of such securities in each of these transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act and appropriate legends were affixed to the securities issued in such transactions.

Issuer Purchases of Equity Securities

None.

ITEM 6.	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview of Our Company

We operate two distinct lines of business. The first is Titan Trucking, LLC (“Titan Trucking”), a non-hazardous solid waste management company providing waste and recycling collection and transportation services for industrial generators, commercial contractors and transfer station operators in Michigan. Titan Trucking maintains a fleet of roll off and tractor trailer trucks to perform its services. Titan Trucking operates in a highly recession resistant industry given the ongoing generation of waste and recyclable materials. Titan Trucking’s goal is to provide our customers with safe and efficient options for the disposal and recycling of their waste streams. Titan Trucking has begun to create the infrastructure needed to expand its operations organically and through strategic acquisitions and market development opportunities across the Midwest, Northeast and Southeast regions of the United States. The second is Recoup Technologies, Inc., which provides technology enabled solutions for food waste processing including onsite Digestors for food waste along with cloud-based software tracking and analytics solutions.

Disposal of TraQiQ Private Solutions, Inc (“Ci2i”)

On July 28, 2023, we and our wholly-owned subsidiary, TraQiQ Solutions, Inc (“Ci2i”), and Ajay Sikka (“Sikka”), a director and our former chief executive officer, entered into an Assignment of Stock Agreement (the “Assignment Agreement”). Under the terms of the Assignment Agreement, we assigned and transferred to Sikka all of our rights, title and interests in the issued and outstanding equity interests of Ci2i in exchange for consideration of $1. We additionally assumed from Ci2i loans and short-term debts valued at $209,587 plus fees and interest. Other than the liabilities assumed from Ci2i, the balance sheet amounts and operations of Ci2i as of the date of sale were insignificant.

Reverse Acquisition with Titan Trucking, LLC

On May 19, 2023, we and our wholly-owned subsidiary, Titan Merger Sub Corp. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Titan Trucking, Titan 5, LLC, a Michigan limited liability company (“Titan 5”), Titan National Holdings 2, LLC, a Michigan limited liability company (“Holdings”), Jeffrey Rizzo, an individual (“JR”), William McCauley, an individual (“WM”, and, together with Holdings, Titan 5 and JR, the “Sellers”), and Jeffrey Rizzo, as the Seller Representative, pursuant to which, Merger Sub was merged with and into Titan Trucking, with Titan Trucking continuing as the surviving entity and as a wholly-owned subsidiary of our company (the “Titan Merger”).

For U.S. federal income tax purposes, the Titan Merger qualified as a tax-free “reorganization”. Under the terms of the Titan Merger Agreement, upon the closing of the Titan Merger, we paid the Titan Trucking owners 630,900 shares of our Series C Preferred Stock. Concurrent to the Titan Merger, our chief executive officer and one of our directors resigned from their respective positions and our current chief executive officer, chief operating officer and chief financial officer were appointed. Additionally, the new chief executive officer and chief operating officer were both appointed as directors of our company.

In accordance with ASC 805 – Business Combinations, the Titan Merger was accounted for as a reverse acquisition with Titan Trucking being deemed the accounting acquirer of our company. Titan Trucking, as the accounting acquirer, recorded the assets and liabilities of our company at their fair values as of the acquisition date. The historical consolidated financial statements of Titan Trucking have replaced our historical consolidated financial statements with respect to periods prior to the completion of the Titan Merger with retroactive adjustments to Titan Trucking’s legal capital to reflect the legal capital of our company. We remain the continuing registrant and reporting company.

Titan Trucking was deemed to be the accounting acquirer based on the following facts and circumstances: (1) the Titan Trucking owners owned approximately 65% of the voting interests of the combined company immediately following the transaction; (2) the Titan Merger resulted in significant changes to the combined company’s board of directors; (3) the Titan Merger resulted in significant changes to the management of the combined company.

We accounted for the Titan Merger as a reverse acquisition using acquisition accounting. Because the Titan Merger qualifies as a reverse acquisition and given that Titan Trucking was a private company at the time of the Titan Merger and therefore its value was not readily determinable, the fair value of the merger consideration was deemed to be equal to the quoted market capitalization of our company at the acquisition date. The purchase consideration was as follows:

TraQiQ, Inc. market capitalization at closing	$27,162,222
Total purchase consideration	$27,162,222

We recorded all tangible and intangible assets and liabilities at their estimated fair values on the acquisition date. The following represents the allocation of the estimated purchase consideration:

Estimated
Description	Fair Value

Assets:
Cash	$69,104
Accounts receivable, net	369,338
Prepaid expenses and other current assets	17,893
Inventory	64,894
Fixed assets, net	1,134
Intangible assets, net	6,471,621
Goodwill	26,880,916
$33,874,900

Liabilities:
Accounts payable and accrued expenses	$(1,009,993)
Customer deposits	(311,544)
Accrued payroll and related taxes	(21,077)
Derivative liability	(219,171)
Convertible notes payable	(1,466,382)
Convertible notes payable – related parties	(102,851)
Notes payable	(3,579,160)
Notes payable – related parties	(2,500)
$(6,712,678)

Net fair value of assets (liabilities)	$27,162,222

Reincorporation as Titan Environmental Solutions Inc.

Effective January 10, 2024, and pursuant to an Amended and Restated Agreement and Plan of Merger (the “Reincorporation Agreement”), we merged with and into (the “reincorporation”) our wholly-owned subsidiary, Titan Environmental Solutions Inc., a Nevada corporation (“Titan”), with Titan as the surviving entity. As a result of the reincorporation, our jurisdiction of incorporation was changed from California to Nevada and our corporate name was changed from “TraQiQ, Inc.” to “Titan Environmental Solutions Inc.” The individuals serving as our executive officers and directors as of the effective time of the reincorporation continued to serve in such respective capacities with Titan following the effective time of the reincorporation.

Change in Equity Instruments and Share Authorizations

Pursuant to the Reincorporation Agreement, each share of our common stock issued and outstanding immediately prior to the reincorporation was converted into one share of Titan’s common stock. Additionally, each share of our Series C Convertible Preferred Stock issued and outstanding immediately prior to the effective time of the reincorporation was converted into one share of Series A Convertible Preferred Stock of Titan (the “Series A Preferred Stock”), which has substantially the same rights and preferences as the Series C Preferred Stock. Each of our Series A Rights to Receive Common Stock issued and outstanding immediately prior to the reincorporation was converted into one Series A Right to Receive Common Stock of Titan, which has substantially the same rights and preferences as our original Series A Rights to Acquire Common Stock. Each of our Series B Rights to Receive Common Stock issued and outstanding immediately prior to the reincorporation was converted into one Series B Right to Receive Common Stock of Titan, which has substantially the same rights and preferences as our original Series B Rights to Acquire Common Stock.

As a result of the reincorporation, all of our outstanding warrants were assumed by Titan and now represent warrants to acquire shares of Titan’s common stock. The reincorporation increased our authorized capital stock to 425,000,000 total shares, consisting of 400,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of preferred stock, par value $0.0001 per share, of which 630,900 shares were designated “Series A Convertible Preferred Stock”. In connection with the reincorporation, we also adopted the “Titan Environmental Solutions Inc. 2023 Equity Incentive Plan.”

Authorization of Reverse Stock Split

In connection with the approval of the Reincorporation Agreement, our board of directors was authorized to effect a reverse stock split of our outstanding common stock (the “Reverse Stock Split”) on the basis of one share of our common stock for up to 50 shares of our common stock, at an exact ratio at the discretion of the board of directors, at any time prior to the first anniversary of the effective date of the reincorporation. In connection with the Reverse Stock Split, if one is approved by our board of directors, our board of directors may also amend our articles of incorporation to reduce the number of authorized shares of common stock to a number of shares, as determined by the board of directors, that is not less than 110% of the number of outstanding shares of common stock on a fully-diluted basis after giving effect to the Reverse Stock Split.

Change in Trading Symbol of Common Stock

Following the reincorporation and effective on January 16, 2024, the trading symbol of our common stock changed from “TRIQ” to “TESI”.

Creation of Series B Preferred Stock

On March 29, 2024, we filed a Certificate of Designation with the Nevada Secretary of State (as subsequently amended, the “Certificate of Designation”), designating 1,360,000 authorized shares of preferred stock as Series B Convertible Preferred Stock (the “Series B Preferred Stock”). As of the date of this Report, 50,000 shares of Series B Preferred Stock have been issued.

The Series B Preferred Stock ranks senior to the Series A Preferred Stock with respect to dividend rights and rights on the distribution of assets upon liquidation, dissolution and winding up. Holders of Series B Preferred Stock are entitled to receive dividends accruing on a daily basis in arrears at the rate of 10% per annum, or after the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designation), 15% per annum, based on a 360 day year and the stated value of the Series B Preferred Stock of $10.00 per share (the “Stated Value”). We may, at our option, upon not less than ten (10) days nor more than sixty (60) days’ written notice, redeem the then issued and outstanding shares of Series B Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of 130% of the Stated Value per share of Series B Preferred Stock, plus any accumulated and unpaid dividends thereon to, but not including, the date fixed for redemption. Upon the occurrence of a Mandatory Redemption Event (as defined in the Certificate of Designation), we will be required to redeem all of the then issued and outstanding shares of Series B Preferred Stock. The holders of the Series B Preferred Stock may elect to convert the Series B Preferred Stock into shares of common stock, at the applicable conversion rate (subject to certain adjustments), at any time, which right is subject to the Beneficial Ownership Limitation (as defined in the Certificate of Designation). Subject to certain terms, we have the right to require the each holder of Series B Preferred Stock to mandatorily convert all or any portion of their Series B Preferred Stock. A holder of outstanding shares of Series B Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock held by such the Holder are convertible on any matter presented to our stockholders, except as required by law or as specifically set forth in the Certificate of Designation. In the event of a liquidation, dissolution or winding up of our company, each holder of Series B Preferred Stock is entitled to receive out of our assets before any payment or distribution shall be made to the holders of any Junior Securities (as defined in the Certificate of Designation), the greater of (i) an amount per share equal to the sum of (x) the Stated Value and (y) any unpaid dividends, and (ii) the same amount that a holder of common stock would receive on an as-converted basis.

Going Concern

For the year ended December 31, 2023, we had a net loss of $149,005,049. We had a working capital deficit of $10,935,108 as of December 31, 2023 (deficit of $1,106,879 as of December 31, 2022). These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date on which our consolidated financial statements were issued.

Management’s plans include raising capital through issuances of equity and debt securities, and minimizing operating expenses of the business to improve our cash burn rate. On July 17, 2023, we converted $1,944,000 of principal and $75,263 of accrued interest related to our outstanding convertible note payables into Series A Rights, resulting in the extinguishment of almost all of our convertible note embedded derivative liabilities. In addition, we have been successful in attracting substantial capital from investors interested in the current public status of our company that has been used to support our ongoing cash outlays. This included $2,595,000 of convertible notes during the year ended December 31, 2023. We believe, but cannot guarantee, we will continue to be able to attract capital from outside sources as we pursue a move to a national stock exchange. We have engaged a qualified investment bank to assist in the uplisting of our common stock and simultaneous raise of capital. In addition, our revenue continues to grow and we expect to shrink our net losses over the upcoming quarters through organic and acquisitive growth. We have identified a plan to decrease expenses going forward to reduce our cash burn.

Employee Benefit Plan

Titan Trucking offers a 401(k) plan. Employees are eligible to participate in the plan on the first day of the month following the date of hire. Employees may defer up to $22,500 per year. Titan Trucking is required to contribute on behalf of each eligible participating employee. Titan Trucking will match 50% of the participants deferral not to exceed 3% of employee compensation. Employees will share in the matching contribution regardless of the amount of service completed during the plan year. Employees will become 100% vested in the employer matching contributions after one year of service.

Employer contributions for the years ended December 31, 2023 and 2022 were $15,116 and $11,164, respectively.

Results of Operations and Financial Condition for the Year Ended December 31, 2023 as Compared to the Year Ended December 31, 2022

	Year Ended December 31, 2023	Year Ended December 31, 2022	Percent Change

Revenue	$7,624,584	$4,203,112	81%
Cost of revenues	6,503,135	4,207,852	55%
Gross profit(loss)	1,121,449	(4,740)	(23,759)%

Operating Expenses
Salary and salary related costs	1,720,492	475,512	262%
Stock-based compensation	5,590,486	-	100%
Professional fees	3,146,692	265,575	1,085%
Depreciation and amortization	505,434	-	100%
General and administrative expenses	1,074,634	359,175	199%
Goodwill impairment	20,364,001	-	100%
Total Operating Expenses	32,401,739	1,100,262	2,845%

Operating Loss	(31,280,290)	(1,105,002)	2,731%

Other Income (Expense):
Change in fair value of derivative liability	41,670	-	100%
Interest expense, net of interest income	(1,380,122)	(199,453)	592%
Gain on forgiveness of note payable	91,803	-	100%
Gain on forgiveness of the Paycheck Protection Program loan	-	812,305	(100)%
Other income (expense)	113,212	(166,513)	(168)%
Loss on extinguishment and on issuance of share rights	(116,591,322)	-	100%
Total other income (expense)	(117,724,759)	446,339	(26,476)%

Provision for income taxes	-	-	100%
Net loss	$(149,005,049)	$(658,663)	$22,522%

Revenue

	Years Ended
	December 31,
	2023	2022
Product sales and related product services	$1,396,127	$-
Waste collection and sales	6,228,457	4,203,112
Total revenue	$7,624,584	$4,203,112

For the year ended December 31, 2023 compared to December 31, 2022, our revenues increased by $3,421,472, or 81%, from $4,203,112 to $7,624,584. The increase was the result of the Titan Merger on May 19, 2023, and the resulting revenue generated by the combined operations of our company and Titan Trucking. The Titan Merger resulted in the development of our Digester Segment and our revenue from product sales and related product services. We also expanded the operations of our Trucking Segment with the acquisition of new containers and other fixed assets, which increased the revenue generated.

Cost of Revenue

For the year ended December 31, 2023 compared to December 31, 2022, our cost of revenue increased by $2,295,283, or 55%, from $4,207,852 to $6,503,135. The increase was the result of the Titan Merger on May 19, 2023, and the resulting increased revenue caused by the combined operations of our company and Titan Trucking. Additionally, we have continued to expand the Trucking Segment operations, which also resulted in increased cost of revenues.

Operating Expenses

For the year ended December 31, 2023 compared to December 31, 2022, our salary and salary-related costs increased by $1,244,980, or 262%, from $475,512 to $1,720,492. The increase was due to the increased personnel costs associated with the Titan Merger and increases to the operational activity of Titan Trucking.

For the year ended December 31, 2023 compared to December 31, 2022, our stock-based compensation increased by $5,590,486, or 100%, from $0 to $5,590,486. The increase was due to the vesting of restricted stock awards.

For the year ended December 31, 2023 compared to December 31, 2022, our professional fees increased by $2,881,117, or 1,085%, from $265,575 to $3,146,692. The increase was attributed primarily to consulting, accounting and legal fees incurred during 2023 related to the Titan Merger and our other acquisition activities.

For the year ended December 31, 2023 compared to December 31, 2022, our depreciation and amortization expense increased by $505,434, or 100%, from $0 in December 2022 to $505,434. The increase in depreciation and amortization expense was the result of the intangible assets recognized from the Titan Merger.

For the year ended December 31, 2023 compared to December 31, 2022, our general and administrative expenses increased by $715,459, or 199%, from $359,175 to $1,074,634. The increase was primarily due to our increased operational and sales activities, the addition of two leases, and the Titan Merger.

Impairment of Goodwill

Due to the reverse acquisition with Titan Trucking, we recognized goodwill of $26,880,916 for the Digester reporting unit on our consolidated balance sheet. As a result of the financial performance of our Digester Segment, we concluded it was more likely than not that the fair value of the reporting unit was less than its carrying amount as of June 30, 2023. We performed an impairment assessment of the goodwill. Our quantitative impairment test indicated a fair value of the reporting unit that was lower than its carrying value, and as a result, the goodwill was impaired with an impairment expense of $20,364,001 during the year December 31, 2023. There was no goodwill impairment expenses for the year ended December 31, 2022.

Interest Expense, net of Interest Income

For the year ended December 31, 2023 compared to December 31, 2022, our interest expense, net of interest income increased by $1,180,669, or 592%, from $199,453 to $1,380,122. The increase was due mainly to a large increase in debt instruments accruing interest on our consolidated balance sheet as a result of the Titan Merger. We have also issued and sold new debt instruments following the Titan Merger, which has resulted in increased interest expense.

Net Loss

For the year ended December 31, 2023 compared to December 31, 2022, our net loss increased by $148,346,386, or 22,522% from $658,663 to $149,005,049 due to the loss on extinguishment and issuance of share rights of $116,591,322, the impairment to goodwill, the increase in professional expenses, and the other effects of the Titan Merger.

Segment Analysis

Operating segments are components of an enterprise about which separate financial information is available and is evaluated regularly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, we have identified our Chief Operating Officer as the CODM. We operate and report in two segments: Trucking and Digesters.

Trucking Segment: The Trucking Segment generates service revenues and incurs expenses by transporting environmental and other waste for customers.

Digester Segment: The Digester Segment primarily generates revenues and incurs expenses through the production and sale of ‘digester’ equipment to customers. This segment also generates revenue through related services, such as digester maintenance and software services.

We believe that this structure reflects our current operational and financial management, and that it provides the best structure for our company to focus on growth opportunities while maintaining financial discipline. The factors used to identify the Trucking and Digester operating segments were the difference in revenue streams and customer base for each segment, the reporting structure for operational and performance information within our company, and our decision to organize our company around the different revenue generating activities of the segments. Total revenues for each reportable segment was as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022

Trucking	$6,228,457	$4,203,112
Digester	1,395,992	-
Corporate / Other	135	-
Total	$7,624,584	$4,203,112

Gross profit (loss) for each reportable segment is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
	$	$
Trucking	322,657	(4,740)
Digester	798,748	-
Corporate / Other	44	-
Total	$1,121,449	$(4,740)

Net loss before provision for income taxes for each reportable segment is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022

Trucking	$(4,152,256)	$(658,663)
Digester	(20,303,071)	-
Corporate / Other	(124,549,722)	-
Total	$(149,005,049)	$(658,663)

Total assets, capital expenditures, and depreciation and amortization expense for each reportable segment is as follows:

	Assets		Capital Expenditures		Depreciation and Amortization (1)
	As of December 31,		Year Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022	2023	2022

Trucking	$8,804,653	$7,407,967	$643,100	$3,349,628	$492,770	$325,382
Digesters	13,122,976	-	14,345	—	436,684	—
Corporate / Other	247,845	-	-	—	—	—
Total	$22,175,474	$7,407,967	$657,445	$3,349,628	$929,454	$325,382

(1)	Depreciation expense of $424,040 and $325,382 for the years ended December 31, 2023 and 2022, respectively, is classified as cost of revenues on the consolidated statement of operations and included in the Trucking Segment depreciation and amortization because it is information reviewed by the CODM.

Adjusted EBITDA (Non-U.S. GAAP Financial Measure)

We have included in this report Adjusted EBITDA, a measure of financial performance that is not defined by U.S. GAAP. We believe that this measure provides useful information to investors and include this measure in other communications to investors.

For this non-U.S. GAAP financial measure, we are providing below a reconciliation of the differences between the non-U.S. GAAP measure and the most directly comparable U.S. GAAP measure, an explanation of why our management and board of directors believe the non-U.S. GAAP measure provides useful information to investors and any additional purposes for which our management and board of directors use the non-U.S. GAAP measures. This non-U.S. GAAP measure should be viewed in addition to, and not in lieu of, the comparable U.S. GAAP measures.

We define Adjusted EBITDA as net loss before interest expense (net of interest income), income taxes, depreciation and amortization, and certain non-recurring and non-cash transactions such as goodwill impairments, loss on extinguishment and issuance of share rights, stock-based compensation, and the change in fair value of derivative liabilities. Our management believes that this presentation provides useful information to management and investors regarding our core trends by providing a more direct view of the underlying costs and performance. In addition, management uses this measure for reviewing our financial and operational results. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.

We do not consider Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with U.S. GAAP. The principal limitation of Adjusted EBITDA is that it excludes certain expenses and income that are required by U.S. GAAP to be recorded in our consolidated financial statements. In addition, Adjusted EBITDA is subject to inherent limitations as this metric reflects the exercise of judgment by management about which expenses and income are excluded or included in determining Adjusted EBITDA. In order to compensate for these limitations, management presents Adjusted EBITDA in connection with U.S. GAAP results. A reconciliation of net loss to Adjusted EBITDA is as follows:

	Years Ended
	December 31,
	2023	2022

Net loss	$(149,005,049)	$(658,663)

Interest expense, net of interest income	1,380,122	199,453
Income taxes	-	-
Depreciation and amortization (a)	929,454	325,382
	(146,695,473)	(133,828)
Non-recurring, non-cash transactions:
Change in fair value of derivative liability (b)	(41,670)	-
Stock-based compensation (c)	5,590,486	-
Goodwill impairment	20,364,001	-
Loss on extinguishment and issuance of share rights (d)	116,591,322	-
Adjusted EBITDA	$(4,191,334)	$(133,828)

(a)	This amount includes $424,020 and $325,382 of depreciation expense included in cost of revenues in the consolidated statement of operations for the years ended December 31, 2023 and 2022, respectively.

(b)	This amount reflects the change in fair value of our derivative liability during the year ended (Note 11 – Derivative Liabilities).

(c)	Represents incentive-based stock compensation (Note 15 - Stock Based Compensation).

(d)	This loss was due to the fair value of the Series A Rights at time of conversion being higher than the value of the debt extinguished as a results of the issuance of the Series A Rights. (Note 14 - Stockholders Equity).

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2023, we had $103,578 in cash compared to $26,650 at December 31, 2022, an increase of $76,928 resulting primarily from net proceeds of debt financings. As of December 31, 2023, we had approximately $971,000 in accounts receivable compared to approximately $518,000 at December 31, 2022 an increase of approximately $453,000. The increase in receivables was primarily from the approximately $369,000 of receivables gained from the Titan Merger.

As of December 31, 2023, we had total current assets of approximately $1.5 million and total current liabilities of approximately $12.4 million, or negative working capital of approximately $10.9 million, compared to total current assets of approximately $0.9 million and total current liabilities of approximately $2.0 million, or negative working capital of $1.1 million at December 31, 2022. This is a decrease in working capital of approximately $9.8 million over the working capital balance at the end of 2022 driven primarily by the Titan Merger and the private placements of debt securities completed during the twelve-month period.

As of December 31, 2023, we had undiscounted obligations in the amount of approximately $7.9 million relating to the payment of indebtedness due within one year. We anticipate meeting our cash obligations on our indebtedness that is payable on or prior to December 31, 2024 primarily through the issuance of debt and equity securities, as well as through earnings from operations, including, in particular, those of our Trucking segment.

Our future capital requirements for our operations will depend on many factors, including the profitability of our businesses, the number and cash requirements of other acquisition candidates that we pursue, and the costs of our operations. We plan to generate positive cash flow from Titan Trucking to address some of our liquidity needs. However, to execute our business plan, service our existing indebtedness, finance our proposed acquisitions and implement our business strategy, we anticipate that we may need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute our current stockholders’ ownership in us and could also result in a decrease in the market price of our common stock. The terms of those securities issued by us in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. Furthermore, any debt financing, if available, may subject us to restrictive covenants and significant interest costs. There can be no assurance that we will be able to raise additional capital, when needed, to continue operations in their current form.

During the years ended December 31, 2023 and 2022, our capital expenditures were approximately $0.7 million and approximately $3.3 million, respectively. During the year ended December 31, 2023, we offset our capital expenditures with approximately $97,000 in proceeds from the disposal of property and equipment. During the year ended December 31, 2022, we offset our capital expenditures with approximately $0.4 million from the proceeds from disposal of property and equipment.

We expect our capital expenditures for next 12 months will grow as we continue to expand the Titan Trucking operational activity. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

Cash Flows

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(3,248,631)	$(312,264)
Net cash used in investing activities	(491,022)	(2,977,809)
Net cash provided by financing activities	3,816,581	3,283,144
Net increase (decrease) in cash	$76,928	$(6,929)

Operating Activities. The net cash used in operating activities for the year ended December 31, 2023 was primarily used to fund a net loss of approximately $149 million, adjusted for non-cash expenses in the aggregate amount of approximately $144 million. Non-cash expenses were primarily made up of approximately $117 million of loss on extinguishment and issuance of share rights, approximately $20.4 million of goodwill impairment and approximately $5.6 million of stock compensation expense. Approximately $2.0 million of cash was generated from net changes in the levels of operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses, an increase in accrued payroll and payroll taxes, and an increase in the operating lease liability. The cash generated was offset by an increase in other assets, an increase in inventory, an increase in prepaid expenses, an increase in accounts receivable and an increase in customer deposits.

The net cash used by operating activities for the year ended December 31, 2022 was primarily used to fund a net loss of approximately $659,000, adjusted for non-cash income in the aggregate amount of approximately $234,000. Approximately $581,000 was generated by net changes in the levels of operating assets and liabilities, primarily related to increases in accounts payable, and decreases in other receivables, offset by increases in accounts receivable and prepaid expenses and a decrease in the operating lease liability.

Investing Activities. During the year ended December 31, 2023, our cash used in investing activities was composed of approximately $69,000 of net cash received as a result of the Titan Merger and approximately $657,000 used for the acquisition of property and equipment, offset by approximately $97,000 from the disposal of property and equipment. During the year ended December 31, 2022, our cash used in investing activities was due to approximately $3,350,000 used for the acquisition of fixed assets, offset by approximately $372,000 received from the disposal of property and equipment.

Financing Activities. There was $3.8 million in cash generated from financing activities during the year ended December 31, 2023. This was primarily due to proceeds from convertible notes of $2.6 million, proceeds from notes payable – related parties of $1.3 million, proceeds from notes payable of $871,000, proceeds from convertible notes – related parties of $675,000 and cash from the issuance of warrants of $267,000. Cash provided from financing activities was offset by approximately $1.8 million of repayments of notes payable and $160,000 of repayments of notes payable – related parties. There was approximately $3.3 million of cash generated from financing activities during the year ended December 31, 2022. The cash provided by financing activities was due to approximately $4.4 million in proceeds from notes payable, offset by repayments of note payables of approximately $1.0 million and loan origination fees of $100,000.

Non-Cash Investing and Financing Activities. We note that there was approximately $27 million of non-cash activity related to the recapitalization of equity due to the reverse merger transaction. Additionally, we settled a note payable as a contribution to equity for $170,000. During the year ended December 31, 2022, we recognized a subscription receivable of $200,000 in exchange for equity, we recognized a member contribution of approximately $518,000 in exchange for an intangible asset purchase, and we also recognized member contributions of $4,506,000 in exchange for the extinguishment of loans payable.

Cash Payments for Interest and Income Taxes. We had approximately $578,000 and 219,000 of cash payments for interest expense for the years ended December 31, 2023 and 2022, respectively. There were no cash payments for income taxes for the years ended December 31, 2023 and 2022, respectively.

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

Business combinations are accounted for utilizing the fair value of consideration determined by the our management and external specialists. We recognize estimated fair values of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date. Goodwill is recognized as any excess in fair value over the net value of assets acquired and liabilities assumed.

Goodwill

Goodwill represents the excess of the acquisition price of a business over the fair value of identified net assets of that business. Goodwill has an indefinite lifespan and is not amortized. We evaluate goodwill for impairment at least annually and record an impairment charge when the carrying amount of a reporting unit with goodwill exceeds the fair value of the reporting unit. We have two reporting units, Trucking and Digester.

We assess qualitative factors to determine if it is necessary to conduct a quantitative goodwill impairment test. If deemed necessary, a quantitative assessment of the reporting unit’s fair value is conducted and compared to its carrying value in order to determine the impairment charge. Due to the reverse acquisition with Titan Trucking, we recognized goodwill of $26,880,916 for the Digester reporting unit. As a result of the financial performance of our Digester Segment, we concluded it was more likely than not that the fair value of the reporting unit was less than its carrying amount as of June 30, 2023. Therefore, we performed an impairment assessment of the goodwill.

The fair value of the Digester reporting unit was estimated using an income approach and included assumptions related to estimates of future revenue and operating expenses, long-term growth rates, a technology obsolescence rate, and a discount rate. The quantitative impairment test indicated a fair value of the reporting unit that was lower than its carrying value, and, as a result, the goodwill was impaired with an impairment expense of $20,364,001 during the year ended December 31, 2023.

Convertible Instruments

We evaluate our convertible instruments, such as warrants and convertible notes, to determine if those contracts or embedded components of those contracts qualify as equity instruments, derivative liabilities, or liabilities, to be separately accounted for in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”) and ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”). The assessment considers whether the convertible instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the convertible instruments meet all of the requirements for equity classification under ASC 815, including whether the convertible instruments are indexed to our own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of the instrument’s issuance, and as of each subsequent balance sheet date while the instruments are outstanding. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

Embedded conversion options and any related freestanding instruments are recorded as a discount to the host instrument. We allocate proceeds based on the relative fair values of the debt and equity components. The accounting treatment of derivative financial instruments requires that we record embedded conversion options and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded in earnings each period as non-operating, non-cash income or expense.

Valuations derived from various models are subject to ongoing internal and external verification and review. We determined the fair value of the derivative liability as of December 31, 2023 using the Black-Scholes pricing model for its derivative liability from warrants. The inputs used involve management’s judgment and may impact net loss.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 7A.

ITEM 8.	Financial Statements

Our Consolidated Financial Statements are on pages F-1 through F-39.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, these officers concluded that as of the end of the period covered by this Report, these disclosure controls and procedures were not effective.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdown can occur because of simple error or mistake.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2023 due to the following material weaknesses.

●	We have not established adequate financial reporting processes or monitoring activities to ensure adequate financial reporting and to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions and therefore there is lack of segregation of duties.

●	An outside consultant assists in the preparation of the annual and quarterly financial statements and partners with us to ensure compliance with U.S. GAAP and SEC disclosure requirements.

●	We did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties over complex transactions.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting when our company has sufficient staff to allocate responsibilities. During the period covered by this Report, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management once our financial resources will support the required staffing level. These remediation efforts are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Report.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Trading Plans

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table provides information regarding our executive officers and directors:

Name	Age	Position(s)
Executive Officers
Glen Miller	66	Chairman, Chief Executive Officer and President
Michael Jansen	66	Chief Financial Officer and Secretary
Jeffrey Rizzo	47	Chief Operating Officer, Director
Directors
Richard Berman	80	Director
Frank E. Celli	53	Director
Ajay Sikka	57	Director

Executive Officers

Glen Miller has been our Chief Executive Officer since May 2023 upon the acquisition of Titan Trucking. Mr. Miller has been a part of the Titan Trucking team since 2022. Mr. Miller has over 48 years of experience in the solid waste collection, transportation and disposal business working for both private and public companies. Throughout his executive career, Mr. Miller has been instrumental in successfully acquiring and integrating over 100 waste service companies. Since January 2020, Mr. Miller has been owner and sole member of Solid Waste Resources LLC, a waste consulting firm. From 2014 to January 2020, Mr. Miller was the owner and Chief Executive Officer of Gold Medal Environmental Services, Inc., a solid waste and recycling company based in New Jersey.

Jeffrey Rizzo has been our Chief Operating Officer since May 2023 upon the acquisition of Titan Trucking. Mr. Rizzo founded Titan in 2017, where he served as President until May 2023. Mr. Rizzo has over 25 years of experience in the solid waste collection, transportation and disposal business working for private companies. Throughout his career, Mr. Rizzo has been successful in acquiring and integrating multiple waste companies.

Michael Jansen has been our Chief Financial Officer since May 2023, upon the acquisition of Titan Trucking. Mr. Jansen has 30 years of experience in the solid waste collection, transportation, disposal and recycling business working for both public and private companies. Mr. Jansen spent over 14 years working for Waste Management, Inc. as the Regional VP of Finance for the Michigan marketplace. Throughout his career, Mr. Jansen has been involved in the acquisition of several waste companies. From September 2016 to April 2023, Mr. Jansen was Director Finance Operations of GFL Environmental USA, Inc. (GFL:NYSE), a diversified waste management company with operations across North America, where he was involved with various financial matters, including overseeing financial performance and reporting. Mr. Jansen earned a Bachelor’s Degree in Accounting from Wayne State University and is a Certified Public Accountant.

Directors

Richard Berman was appointed as a director of our company in April 2021. Mr. Berman’s business career spans over 35 years of venture capital, senior management, and merger & acquisitions experience. In the past five years, Mr. Berman has served as a director of many public and private companies. Currently, he is a director of five public companies - Cryoport Inc. (“Cryptoport”), a cold chain logistics company; ComSovereign Holding Corp., a U.S.-based developer of 4G LTE advanced and 5G communication systems; BioVie Inc., a clinical-stage drug development company; Advaxis Inc. (“Advaxis”), a clinical-stage biotechnology company; and Cuentas, Inc., a provider of mobile banking and payment solutions serving Latino and Hispanic consumers. Over the last decade he has served on the board of five companies that have reached over $1 billion in market capitalization - Cryoport, Advaxis, EXIDE, Internet Commerce Corporation, and Ontrak (Catasys). Previously, Mr. Berman worked at Goldman Sachs, and as Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments. Subsequently, he created the largest battery company in the world in the 1980’s, by merging Prestolite, General Battery and Exide to form Exide Technologies (XIDE); and he helped create SoHo, NYC by developing five buildings. He advised on over $4 billion of M&A transactions, completing over 300 deals. Mr. Berman is a past director of the Stern School of Business of NYU where he obtained his B.S. and M.B.A. degrees. He also has U.S. and foreign law degrees from Boston College and the Hague Academy of International Law.

Frank E. Celli was appointed as a director of our company in March 2023. Mr. Celli has been in the waste and recycling industry for 35 years. Over the course of his career, he has been an owner and Chief Executive Officer of multiple solid waste companies, with experience in numerous facets of the industry, including waste collection, transfer station operations, landfill operations and recycling operations. Mr. Celli was co-founder and Chief Executive Officer of Interstate Waste Services from 2000 to 2006. Since May 2022, Mr. Celli has served as Managing Member of FC Advisory, a management consulting company, and, since 2020, Mr. Celli has served as a consultant and strategic corporate advisor at Direct Waste Services, Inc., a solid waste collection and recycling company, positions that Mr. Celli continues to hold. From August 2015 until November 2020, Mr. Celli served as Chief Executive Officer and from August 2015 until March 2022, Mr. Celli served as Chairman of the Board, of BioHitech Global, Inc. (Nasdaq: BHTG), a waste reduction and technology company that was rebranded to Renovare Environmental, Inc. (Nasdaq:RENO) in December 2021. Over the course of his career, Mr. Celli has completed over 50 acquisitions and spearheaded multiple exits. Mr. Celli has a Bachelor of Science degree from Pace University Lubin School of Business.

Ajay Sikka was appointed as a director of our company in July 2017. From July 2017 until May 2023, Mr. Sikka served as our Chief Executive Officer, President, and Chief Financial Officer. From May 2014 until July 2017, Mr. Sikka served as Chief Executive Officer of OmniM2M, Inc., an IioT hardware, software and services company. From March 2011 until July 2017, Mr. Sikka served as Chief Executive Officer of TraQiQ Solutions, Inc., a technology provider that is focused on providing software products, services and support to enterprise customers, including Microsoft, Staples, Accenture, and Pactera. From April 2004 to February 2011, Mr. Sikka served as Senior Director at Microsoft Corp. (“Microsoft”), a technology software company, where he worked on multiple teams, including Law & Corporate affairs, Central IT, and Business Strategy. Mr. Sikka also managed Microsoft’s CloudCRM team that provided Customer Relationship Management (CRM) services within Microsoft. From April 2000 to March 2004, Mr. Sikka served as Chief Executive Officer of IndiaHQ Solutions, Inc., a content provider (Websites, newspapers, Yellow pages) for the South Asian community. From April 1996 to April 2000, Mr. Sikka served as Group Manager at Microsoft where he drove Microsoft’s internet business and content management initiatives with telecommunications and Internet service providers. Mr. Sikka is an active angel investor and board of director member for startup companies and new ventures in the Seattle area.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the CFTC to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being the subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being the subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Composition and Structure

Our business and affairs are managed under the direction of our board of directors, which currently consists of five members. The term of service for each director is until his or her successor is elected at our annual meeting or his or her death, resignation or removal, whichever is earliest to occur.

While we do not have a stand-alone diversity policy, in considering whether to recommend any director nominee, including candidates recommended by stockholders, we believe that the backgrounds and qualifications of the directors, considered as a group, should provide a significant mix of experience, knowledge and abilities that will allow our board of directors to fulfill its responsibilities. As set forth in our corporate governance guidelines, when considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors and director nominees will provide an appropriate mix of experience and skills relevant to the size and nature of our business.

Our board of directors expects a culture of ethical business conduct. Our board of directors encourages each member to conduct a self-review to determine if he or she is providing effective service with respect to both our company and our stockholders. Should it be determined that a member of our board of directors is unable to effectively act in the best interests of our stockholders, such member would be encouraged to resign.

Board Leadership Structure

Our corporate governance guidelines provide our board of directors with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure is in the best interests of our company. Glen Miller currently serves as our Chief Executive Officer and Chairman of the Board.

As Chairman of the Board, Mr. Miller’s key responsibilities include facilitating communication between our board of directors and management, assessing management’s performance, managing board members, preparation of the agenda for each board meeting, acting as chair of board meetings and meetings of our company’s stockholders and managing relations with stockholders, other stakeholders and the public.

We will take steps to ensure that adequate structures and processes are in place to permit our board of directors to function independently of management. The directors will be able to request at any time a meeting restricted to independent directors for the purposes of discussing matters independently of management and are encouraged to do so should they feel that such a meeting is required.

Committees of our Board of Directors

We currently do not have a formal audit committee, a compensation committee or a nominating and corporate governance committee. As our business expands, and if we seek to list our common stock on a national exchange, our board of directors will evaluate the necessity of such committees.

Audit Committee

We intend to establish an audit committee of the board of directors consisting of “independent directors” for purposes of serving on an audit committee under Rule 10A-3 under the Exchange Act and NYSE American rules and will include an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K under the Securities Act. The audit committee may be responsible for, among other matters:

●	appointing, retaining and evaluating our independent registered public accounting firm and approving all services to be performed by them;

●	overseeing our independent registered public accounting firm’s qualifications, independence and performance;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements;

●	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and

●	reviewing and approving related person transactions.

Compensation Committee

We intend to establish a compensation committee of the board of directors consisting of “independent directors” under the rules of the NYSE American and the definition of non-employee director under Rule 16b-3 promulgated under the Exchange Act. The compensation committee may be responsible for, among other matters:

●	reviewing key employee compensation goals, policies, plans and programs;

●	reviewing and approving the compensation of our directors, chief executive officer and other executive officers;

●	producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC;

●	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and

●	administering our stock plans and other incentive compensation plans.

Nominating and Corporate Governance Committee

We intend to establish a nominating and corporate governance committee of the board of directors consisting of “independent directors” under the rules of the NYSE American, which may be responsible for, among other matters:

●	determining the qualifications, qualities, skills and other expertise required to be a director and developing and recommending to the board for its approval criteria to be considered in selecting nominees for director;

●	identifying and screening individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors;

●	overseeing the organization of our board of directors to discharge our board’s duties and responsibilities properly and efficiently;

●	reviewing the committee structure of the board of directors and the composition of such committees and recommending directors to be appointed to each committee and committee chairmen;

●	identifying best practices and recommending corporate governance principles; and

●	developing and recommending to our board of directors a set of corporate governance guidelines and principles applicable to us.

Other Committees

Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Director Term Limits

Our board of directors has not adopted policies imposing an arbitrary term or retirement age limit in connection with individuals serving as directors as it does not believe that such a limit is in the best interests of our company. Our board of directors will annually review the composition of our board of directors, including the age and tenure of individual directors. Our board of directors will strive to achieve a balance between the desirability of its members having a depth of relevant experience, on the one hand, and the need for renewal and new perspectives, on the other hand.

Risk Oversight

Our board of directors oversees the risk management activities designed and implemented by our management. The full board of directors also considers specific risk topics, including risks associated with our strategic plan, business operations and capital structure. In addition, our board of directors regularly receives detailed reports from members of our senior management and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility.

Code of Ethics

Our board of directors has adopted a Code of Ethics that applies to all of our employees, including our chief executive officer, chief financial officer and principal accounting officer. Our Code of Ethics will be available on our website at www.TitanCares.com by clicking on “Investor Relations.” If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive officer, financial and accounting officers by posting the required information on our website at the above address within four business days of such amendment or waiver. The information on our website is not part of this prospectus.

Our board of directors, management and all employees of our company are committed to implementing and adhering to the Code of Ethics. Therefore, it is up to each individual to comply with the Code of Ethics and to be in compliance of the Code of Ethics. If an individual is concerned that there has been a violation of the Code of Ethics, he or she will be able to report in good faith to his or her superior. While a record of such reports will be kept confidential by our company for the purposes of investigation, the report may be made anonymously and no individual making such a report will be subject to any form of retribution.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2023 filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2023, except for late Form 3 filings for: (i) Frank Celli, (ii) Glen Miller, (iii) Michael Jansen, (iv) Jeffrey Rizzo, (v) Titan Holdings 2, LLC, and (vi) Titan 5, LLC, and late Form 4 filings reporting (i) two transactions by Glen Miller and (ii) one transaction Frank Celli. As of the date of the filing of this annual report, all such Form 3s and Form 4s have been filed.

ITEM 11.	Executive Compensation

Summary Compensation Table

The following table provides for the fiscal years indicated below certain summary information concerning compensation awarded to, earned by or paid to the individuals who served as “named executive officers” in fiscal 2023. “Officer” is defined in Rule 16a-1 of the Exchange Act to include those who perform a policy-making function, and “named executive officers” are defined by Item 402 of Regulation S-K to be the principal executive officer, the principal financial officer, and the other three most highly compensated executive officers, each of whose total compensation for the last fiscal year exceeded $100,000.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	(1)	All Other Compensation	Total
Glen Miller(2)	2023	$295,000	$—	$0	(3)	$4,500	$299,500
Chairman, Chief Executive Officer and President	2022	—	—	—		—	—
Michael Jansen(2)	2023	200,000	—	—		3,000	203,000
Chief Financial Officer and Secretary	2022	—	—	—		—	—
Jeffrey Rizzo(2)	2023	275,000	—	—		4,500	279,500
Chief Operating Officer	2022	—	—	—		—	—
Ajay Sikka	2023	$300,000	—	—		—	300,000
Former Chief Executive Officer and Chief Financial Officer(4)	2022	$157,500	—	$47,188		—	$204,688

(1)	See Note 15 – “Stock-Based Compensation” of the financial statements included in this Annual Report for a detailed description of the assumptions that we used in determining the dollar amounts recognized for financial statement reporting purposes of our stock awards.
(2)	This individual became an officer of our company on May 19, 2023.
(3)	On May 19, 2023, we agreed to award 70,100 shares of Series A Preferred Stock that vested immediately to Mr. Miller, and as a result recorded $5,586,796 of stock-based compensation (See Note 14 – Stockholders’ Equity). On September 28, 2023, we agreed with Mr. Miller for the cancellation of such award and the shares of Series A Preferred Stock were rescinded. In consideration of the cancellation, we agreed to issue to Mr. Miller ten-year stock options to acquire a number of shares of common stock in order to provide Mr. Miller with an equity interest commensurate with the value of the original stock award. When issued, such options will have an exercise price equal to the sale price of the common stock in our next public offering of common stock.
(4)	Mr. Sikka served as our Chief Executive Officer and Chief Financial Officer prior to his resignation from such offices on May 19, 2023.

Employment Contracts and Potential Payments Upon Termination or Change in Control

On May 15, 2023, we entered into a five-year employment agreement with Michael Jansen, our Chief Financial Officer. On May 19, 2023, we entered into five-year employment agreements with Glen Miller, our Chief Executive Officer, and Jeffrey Rizzo, our Chief Operating Officer.

The following is a summary of the compensation arrangements set forth in each employment agreement described above:

Executive	Title	Annual Base Salary	Initial Restricted Stock Grant in Shares
Glen Miller	Chairman, Chief Executive Officer, and President	$295,000	7,948,753
Jeffrey Rizzo	Chief Operating Officer	275,000	7,948,753
Michael Jansen	Chief Financial Officer and Secretary	200,000	500,000

As an incentive to commence employment with us, pursuant to such agreements, we agreed to issue to each of Messrs. Miller and Rizzo a restricted stock award of 7,948,753 shares of common stock and to Mr. Jansen a restricted stock award of 500,000 shares of common stock, all in accordance with our 2023 equity incentive plan. Such shares of common stock shall vest annually in five equal installments over five years. Additionally, as an incentive to commence employment with Mr. Jansen, we agreed to pay Mr. Jansen a signing bonus of $50,000, payable in five equal monthly installments commencing on the 120th day of employment. As of December 31, 2023 and the date of this report, none of the awards mentioned in this paragraph have been issued.

In addition, if for any fiscal year during the term of such agreements, our net revenues, exclusive of extraordinary one-time revenues, exceed the Base Amount (as defined below), then commencing on January 1 of the next succeeding fiscal year, each of Messrs. Jansen’s, Miller’s and Rizzo’s base salary will be increased by 10% for every $50,000,000 of annual revenue we achieved in such fiscal year over the Base Amount. For purposes of the employment agreements, the “Base Amount” will initially be $100,000,000 and will be adjusted each January 1 during the term of the agreements to the amount, rounded down to the next increment of $50,000,000, by which the amount of our net revenues, exclusive of extraordinary one-time revenues, for the prior fiscal year exceeded the Base Amount for such fiscal year. In addition to base salary, each of Messrs. Jansen, Miller and Rizzo will be eligible to participate in a yearly discretionary performance-based bonus plan, in accordance with a bonus plan approved by our board of directors, with the bonus target in each calendar year equal to 45% of the executive’s base salary for Mr. Miller and Mr. Rizzo and equal to 15% of the executive’s base salary for Mr. Jansen. The bonuses will be based upon agreed-upon goals and milestones being met by the executive.

Under each of these employment agreements, Messrs. Jansen, Miller and Rizzo will be entitled to severance in the event we terminate his employment without Cause (as defined in the employment agreement), or he resigns from his employment for Good Reason (as defined in the employment agreement). The severance amount for each of Messrs. Miller and Rizzo would be (i) his pro rata base salary through the date of termination, and (ii) a severance amount equal to 12 months’ salary. The severance amount for Mr. Jansen would be (i) his pro rata base salary through the date of termination, and (ii) a severance amount equal to six months’ salary.

Each employment agreement also contains standard employee agreements containing customary confidentiality restrictions and work-product provisions, as well as customary non-competition covenants and non-solicitation covenants with respect to our employees, consultants and customers.

Board of Directors Compensation

No compensation was paid to our non-employee directors for services rendered during the year ended December 31, 2023. Directors who are employees of our company or of any of our subsidiaries receive no additional compensation for serving on our Board of Directors or any of its committees.

In 2024, we intend to adopt a program regarding compensation to our non-employee directors. The director compensation program may include compensation to our non-employee directors in cash, equity, or a combination of the two.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of another entity that had one or more of its executive officers serving as a member of our board of directors or compensation committee. None of the members of our compensation committee, when appointed, will have at any time been one of our officers or employees.

Equity Incentive Plan

2023 Equity Incentive Plan. On October 10, 2023, our board of directors approved, and on or about October 10, 2023 our stockholders approved, the 2023 Stock Incentive Plan (the “2023 Plan”) to provide an additional means to attract, motivate, retain and reward selected employees and other eligible persons. Effective January 10, 2024 and in conjunction with the reincorporation, the 2023 Plan was adopted.

Purpose. The purpose of our 2023 Plan is to encourage and enable our and our affiliates’ officers, employees, directors and other key persons (including consultants and prospective employees) upon whose judgment, initiative and efforts we largely depend for the successful conduct of our business to acquire a proprietary interest in our company.

Eligibility. Participants in our 2023 Plan may include full or part-time officers, employees, directors and key persons (including advisors and consultants) of our company or our affiliates who are selected to receive awards from time to time by the administrator in its sole discretion.

Administration. Our 2023 Plan will be administered by the compensation committee of our board of directors, or, if at any time our compensation committee is not in existence, our board of directors. In addition, to the extent applicable law permits, our board of directors may delegate any of its authority under our 2023 Plan to another committee or one or more officers, and our compensation committee may delegate any of its authority hereunder to a sub-committee or to one or more officers, except that no such delegation is permitted with respect to awards made to individuals who are subject to Section 16 of the Exchange Act unless the delegation is to another committee consisting entirely of “nonemployee directors” within the meaning of Rule 16b-3 of the Exchange Act. Subject to the provisions of our 2023 Plan, the administrator has the power to administer the plan, including but not limited to, the power to select the eligible officers, employees, directors, and key employees to whom awards are granted; to determine the number of shares to be covered by each award; to determine the terms and conditions of any award and to amend any outstanding award.

Authorized Shares. A total of 32,500,000 shares of our common stock are authorized for issuance under our 2023 Plan. The 2023 Plan does not have a limitation on the number of authorized shares that may be issued pursuant to incentive stock options. The shares available for issuance may be authorized but unissued shares or shares reacquired by us and held in its treasury. The share reserve under our 2023 Plan is depleted by the maximum number of shares, if any, that may be issuable under an award as determined at the time of grant. However, awards that may only be settled in cash (determined at the time of grant) do not deplete the share reserve.

If (i) an award lapses, expires, terminates or is cancelled without the issuance of shares, (ii) it is determined during or at the conclusion of the term of an award that all or some portion of the shares with respect to which the award was granted will not be issuable on the basis that the conditions for such issuance will not be satisfied, (iii) shares are forfeited under an award, (iv) shares are issued under any award and we subsequently reacquire them pursuant to rights reserved upon the issuance, (v) an award or a portion thereof is settled in cash, or shares are withheld by us in payment of the exercise price or withholding taxes of an award, then such shares will be recredited to the reserve and may again be used for new awards. However, shares recredited to reserve pursuant to clause (iv) in the preceding sentence may not be issued pursuant to incentive stock options.

Adjustments to Shares. If, as a result of any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in our capital stock, the outstanding shares are increased or decreased or are exchanged for a different number or kind of shares or other securities of our company, or additional shares or new or different shares or other securities of our company or other non-cash assets are distributed with respect to such shares or other securities, or, if, as a result of any merger, consolidation or sale of all or substantially all of our assets, the outstanding shares are converted into or exchanged for a different number or kind of securities of our company or any successor entity (or a parent or subsidiary thereof), the administrator will make an appropriate or proportionate adjustment in (i) the maximum number of shares reserved for issuance under our 2023 Plan; (ii) the number and kind of shares or other securities subject to any then outstanding awards under our 2023 Plan; and (iii) the exercise price for each share subject to any then outstanding stock options. The administrator also may adjust the number of shares subject to outstanding awards and the exercise price and the terms of outstanding awards to take into consideration material changes in accounting practices or principles, extraordinary dividends, acquisitions or dispositions of stock or property or any other event if it is determined by the administrator that such adjustment is appropriate to avoid distortion in the operation of our 2023 Plan, subject to the limitations described in our 2023 Plan.

Effect of a Sale Event. Unless otherwise provided in an award or other agreement, upon a “sale event,” if the successor or surviving corporation (or parent thereof) so agrees, then, without the consent of any holder of an award (or other person with rights in an award), some or all outstanding awards may be assumed, or replaced with the same type of award with similar terms and conditions, subject to adjustments described in our 2023 Plan, by the successor or surviving corporation (or parent thereof) in the sale event. A “sale event” is generally defined for this purpose as (i) any person becoming the beneficial owner of 50% or more of the combined voting power of our then-outstanding securities (subject to exceptions and other limitations scribed in our 2023 Plan), (ii) our stockholders approving a plan of complete liquidation or dissolution of our company, (iii) the consummation of (a) an agreement for the sale or disposition of all or substantially all of our assets (other than to certain excluded persons), (b) a merger, consolidation or reorganization of our company with or involving any other corporation (subject to specified exceptions), or (iv) a change in the majority of our board of directors that is not approved by a supermajority of the existing board. More detailed descriptions and additional information on limitations relating to each of these sale events is are in our 2023 Plan.

If, after a sale event in which the awards are assumed or replaced, the award holder experiences a termination event as a result of a termination of service without cause, due to death or disability, or as a result of a resignation for good reason, in each case within 24 months after a sale event, then the award holder’s awards will be vested in full or deemed earned in full (assuming target performance, if applicable).

To the extent the awards are not assumed or replaced in the sale event, then, (i) each option will become immediately and fully vested and, unless the administrator determines otherwise, will be canceled on the sale event in exchange for a cash payment equal to the excess of the price paid in the sale event over the exercise price of the option, and all options with an exercise price lower than the price paid in the sale event will be canceled for no consideration, (ii) restricted stock and restricted stock units (not subject to performance goals) will be vested in full and settled, along with any accompanying dividend equivalent units, and (iii) all awards subject to performance goals with outstanding performance periods will be canceled in exchange for a cash payment equal to the amount that would have been due under the award if performance had been satisfied at the better of target or the performance trend through the sale event.

Solely with respect to awards granted on and after the completion of this offering, and except as otherwise expressly provided in any agreement with an award holder, if the receipt of any payment by an award holder under the circumstances described above would result in the payment by the award holder of any excise tax provided for in Section 280G and Section 4999 of the Code, then the amount of such payment shall be reduced to the extent required to prevent the imposition of such excise tax.

Limit on Director Awards. The maximum value of awards granted during a single fiscal year to any non-employee director, taken together with any cash fees paid during the fiscal year to the non-employee director in respect of the director’s service as a member of our board of directors during such year (including service as a member or chair of any committees of the board), shall not exceed $250,000 in any calendar year, although our board of directors may, in its discretion, make exceptions to the limit in extraordinary circumstances.

Types of Awards. Awards under our 2023 Plan may consist of incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units, or any combination of those awards. Some provisions of our 2023 Plan relating to these award types are summarized below.

Stock Options. A stock option is an award entitling the recipient to acquire shares, at such exercise price as determined by the administrator (which may not be lower than the fair market value of the underlying shares on the date of grant) and subject to such restrictions and conditions as the administrator may determine at the time of grant. Conditions may be based on continuing employment (or other service relationship) and/or achievement of pre-established performance goals and objectives. Stock options granted under our 2023 Plan may be either non-qualified stock options or incentive stock options. Incentive stock options may be granted only to our employees or employees of our subsidiaries, and must certain requirements specified in our 2023 Plan and the Code. Stock options will become exercisable at such time or times as determined by the administrator at or after the grant date and set forth in the stock option agreement. The administrator may at any time accelerate the exercisability of all or any portion of any stock option.

Restricted Stock. A restricted stock award is a grant (or sale, at such purchase price as determined by the administrator) of shares that are subject to such restrictions and conditions as the administrator may determine at the time of grant. Conditions may be based on continuing employment (or other service relationship) or achievement of pre-established performance goals and objectives. The terms and conditions of each such agreement shall be determined by the administrator.

Unrestricted Stock. The administrator may grant (or sell at par value or such higher purchase price determined by the administrator) unrestricted shares, in respect of past services, in exchange for cancellation of a compensation right, as a bonus, or any other valid consideration, or in lieu of any cash compensation due to such individual.

Restricted Stock Units and Dividend Equivalent Units. The administrator may grant restricted stock units representing the right to receive a future payment of cash, the amount of which is determined by reference to our shares, shares or a combination of cash and shares. The administrator will determine all terms and conditions of an award of restricted stock units, including but not limited to the number granted, in what form they will be settled, whether performance goals must be achieved for the restricted stock units to be earned, the length of any vesting or performance period and the date of payment, and whether the grant will include dividend equivalent units. The administrator will determine all terms and conditions of an award of dividend equivalent units, including whether payment will be made in cash or shares. However, no dividend equivalent units may be paid with respect to restricted stock units that are not earned or that do not become vested.

Termination of Employment or Service. Except as otherwise provided in any award agreement or an award holder’s employment offer letter, severance letter or services agreement, or as determined by administrator at the time of the award holder’s termination of employment or service:

●	If the termination is for cause, the award holder will forfeit all outstanding awards immediately upon termination and will not be permitted to exercise any stock options following termination.

●	If the termination is due to the award holder’s death or disability (when the award holder could not have been terminated for cause), the award holder will forfeit the unvested portion of any award, and any vested stock options will remain exercisable until the earlier of the original stock option expiration date or 12 months from the date of termination.

●	If the termination was for any reason other than cause, death or disability (when the award holder could not have been terminated for cause), the award holder will forfeit the unvested portion of any award, and any vested stock options will remain exercisable until the earlier of the original stock option expiration date or three months from the date of termination.

Term of Plan and Plan Amendments. Our 2023 Plan will continue until all shares reserved for issuance under our 2023 Plan have been issued, or, if earlier, until such time as the administrator terminates our 2023 Plan as described below. No incentive stock options may be granted after the ten (10) year anniversary of the date of stockholder approval of our 2023 Plan unless the stockholders have approved an extension.

Our board of directors may, at any time, amend, terminate or discontinue our 2023 Plan, except that our stockholders must approve any amendment to the extent approval is required by Section 16 of the Exchange Act, the Code, the listing requirements of any principal securities exchange or market on which our shares are then traded or any other applicable law. In addition, stockholders must approve any amendment to our 2023 Plan that would materially increase the number of shares reserved (except as permitted by the adjustment provisions of our 2023 Plan) or that would diminish the protections afforded by the anti-repricing provisions of our 2023 Plan.

Any termination of our 2023 Plan will not affect the authority of our board of directors and the administrator to administer outstanding awards or affect the rights of award holders with respect to awards previously granted to them.

Award Amendments, Cancellation and Disgorgement. Subject to the anti-repricing and other requirements of our 2023 Plan, the administrator may modify, amend or cancel any award. However, except as otherwise provided in our 2023 Plan or an award agreement, the consent of the award holder is required to any amendment that materially diminishes the holder’s rights under the award. Our 2023 Plan includes exceptions to the consent requirement for actions necessary to comply with applicable law or the listing requirements of securities exchanges, to preserve favorable accounting or tax treatment of any award for our company or to the extent the administrator determines that an action does not materially and adversely affect the value of the award or is in the best interest of the affected award holder or any other person who has an interest in the award.

The administrator has full power and authority to terminate or cause an award holder to forfeit an award, and require an award holder to disgorge to us, any gains attributable to the award, if the award holder engages in any action constituting, as determined by the administrator in its discretion, cause for termination, or a breach of any award agreement or any other agreement between the award holder and us or one of our affiliates concerning noncompetition, non-solicitation, confidentiality, trade secrets, intellectual property, non-disparagement or similar obligations. In addition, any awards granted pursuant to our 2023 Plan, and any shares issued or cash paid pursuant to an award, will be subject to any recoupment or claw-back policy that is adopted by us from time to time, or any recoupment or similar requirement otherwise made applicable to us by law, regulation or listing standards.

Repricing and Backdating Prohibited. Notwithstanding anything in our 2023 Plan to the contrary, and except for the adjustments provided for in our 2023 Plan, neither the administrator nor any other person may (i) amend the terms of outstanding stock options to reduce the exercise or grant price of such outstanding stock options; (ii) cancel outstanding stock options in exchange for stock options with an exercise or grant price that is less than the exercise or grant price of the original stock options; or (iii) cancel outstanding stock options with an exercise or grant price above the current fair market value of a share in exchange for cash or other securities. In addition, the administrator may not make a grant of a stock option with a grant date that is effective prior to the date the administrator takes action to approve the award.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2023, there were no outstanding equity awards to our named executive officers.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 29, 2024 by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after March 29, 2024. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

In the table below, the percentage of beneficial ownership of our common stock and Series A Preferred Stock is based on 25,386,814 shares of our common stock and 630,900 shares of our Series A Preferred Stock (each share of Series A Preferred Stock convertible into 100 shares of common stock) outstanding as of March 29, 2024. Unless otherwise noted below, the address of the persons listed on the table is c/o Titan Environmental Solutions Inc. 300 E. Long Lake Road, Suite 100A, Bloomfield Hills, Michigan 48304.

	Common Stock		Series A Preferred Stock		Aggregate Voting Shares
Name of Beneficial Owner	No. of Shares	Percentage (%)(1)	No. of Shares	%(2)	No. of Shares	%(3)
Named Executive Officers and Directors
Glen Miller(4)	1,308,048	4.9%	-		1,308,048	1.5%
Jeffrey Rizzo(5)	20,532,600	44.7%	205,326	32.5%	20,532,600	23.2%
Michael Jansen	-	-	-	-	-	-
Richard Berman	63,750	*	-	-	63,750	*
Frank E. Celli(6)	1,308,048	4.9%	-	-	1,308,048	1.5%
Ajay Sikka(7)	6,765,605	26.7%	-	-	6,765,605	7.6%
Executive Officers and Directors as a Group (six persons)	29,978,051	65.3%	205,326	32.5%	29,978,051	33.8%
5% Beneficial Owners
Titan 5, LLC(8)	25,171,000	49.8%	251,710	39.9%	25,171,000	28.4%
Titan Holdings 2, LLC(9)	15,982,600	38.6%	159,826	25.3%	15,982,600	18.1%
Swarn Thiara(10)	1,278,839	5.0%	-	-	1,278,839	1.4%
Eleven 11 Management LLC(11)	1,613,106	6.4%	-	-	1,613,106	1.8%
William McCauley(12)	1,403,700	5.2%	14,037	2.2%	1,403,700	1.6%

*	less than 1%.

(1)	The ownership percentages in this column have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on March 29, 2024. On March 29, 2024, there were 25,386,814 shares of common stock and 630,900 shares of our Series A Preferred Stock outstanding. Each outstanding share of Series A Preferred Stock is convertible into 100 shares of our common stock at any time at the election of the holder of such share. On March 29, 2024, there were also 176,443,628 Series A Rights and 20,236,601 Series B Rights outstanding. Each Series A Right and each Series B Right is exercisable for one share of common stock at any time at the election of the holder thereof; provided, however, that holders of Rights will not be able to exercise Rights and receive shares of our common stock upon such exercise to the extent that after giving effect to such issuance after exercise, the holder would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the applicable Right.

To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of common stock issuable to that person in the event of the exercise or conversion of outstanding options and other derivative securities, including our Series A Rights and Series B Rights and our Series A Preferred Stock, owned by that person that are exercisable or convertible within 60 days of March 29, 2024. If a person owns Rights that are not fully exercisable due to the Blocker Restriction applicable to such person, we have included in the calculation only the number of shares issuable upon the exercise of such Rights that, when added to the percentage ownership of the outstanding shares of common stock that such person owns giving effect to all other shares beneficially owned by such person, including shares issuable upon the exercise or conversion of other derivative securities that are exercisable or convertible within 60 days of March 29, 2024, that would bring such person’s beneficial ownership to 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the applicable Right. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

(2)	The ownership percentages in this column have been calculated on the basis of treating as outstanding for a particular person, all shares of our Series A Preferred Stock outstanding on March 29, 2024. On March 29, 2024, there were 630,900 shares of our Series A Preferred Stock outstanding.

To calculate a stockholder’s percentage of beneficial ownership of Series A Preferred Stock, we include in the numerator such persons number of shares of Series A Preferred Stock and in the denominator, the total number of shares of Series A Preferred Stock outstanding as of March 29, 2024.

(3)	The voting percentages in this column have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on March 29, 2024. On March 29, 2024, there were 25,386,814 shares of common stock and 630,900 shares of our Series A Preferred Stock outstanding. Each outstanding share of Series A Preferred Stock is entitled to vote on any matter voted upon by holders of our common stock, on an as-converted basis, with each share of Series A Preferred Stock convertible into 100 shares of our common stock at any time at the election of the holder of such share. On March 29, 2024, there were also 176,443,627 Series A Rights and 20,236,601 Series B Rights outstanding. Each Series A Right and each Series B Right is exercisable for one share of common stock at any time at the election of the holder thereof; provided, however, that holders of Rights will not be able to exercise Rights and receive shares of our common stock upon such exercise to the extent that after giving effect to such issuance after exercise, the holder would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the applicable Right. The Series A Rights and the Series B Rights have no voting rights.

To calculate a stockholder’s voting percentage, we include in the numerator: (i) the number of shares of common stock issued to such stockholder, (ii) the number of votes that such stockholder is entitled to have pursuant to their ownership of shares of Series A Preferred Stock, and (iii) the shares of common stock issuable to such stockholder upon the exercise of outstanding Series A Rights and Series B Rights owned by that stockholder that are exercisable within 60 days of March 29, 2024. To calculate a stockholder’s voting percentage, we include in the denominator: (i) the total number of shares of common stock outstanding as of March 29, 2024, (ii) the total number of votes that all stockholders are entitled to have pursuant to their ownership of shares of Series A Preferred Stock, and (iii) the shares of common stock issuable to such stockholder upon the exercise of outstanding Series A Rights and Series B Rights owned by that stockholder that are exercisable within 60 days of March 29, 2024. If a person owns Rights that are not fully exercisable due to the Blocker Restriction applicable to such person, we have included in the calculation only the number of shares issuable upon the exercise of such Rights that, when added to the percentage ownership of the outstanding shares of common stock that such person owns giving effect to all other shares beneficially owned by such person, including shares issuable upon the exercise or conversion of other derivative securities that are exercisable or convertible within 60 days of January 10, 2024, that would bring such person’s beneficial ownership to 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the applicable Right. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

(4)	Represents 785,213 shares of common stock issuable upon the exchange of Series A Rights. Does not include 464,787 shares of common stock issuable upon the exchange of additional Series A Rights as such Series A Rights may not be exchanged at any time that the holder beneficially owns 4.99% of the outstanding common stock.

(5)	Represents shares of common stock issuable upon the conversion of 205,326 shares of Series A Preferred Stock.

(6)	These shares are owned directly by MVSR, LLC, a Nevada limited liability company (“MVSR”), and indirectly by Frank E. Celli in his capacity as the manager of MVSR. Represents 785,213 shares of common stock issuable upon the exchange of Series A Rights. Does not include 43,894,604 shares of common stock issuable upon the exchange of additional Series A Rights as such Series A Rights may not be exchanged at any time that the holder beneficially owns 4.99% of the outstanding common stock.

(7)	Does not include 5,000,000 shares of common stock issuable upon the exchange of Series A Rights as such Series A Rights may not be exchanged at any time that the holder beneficially owns 4.99% of the outstanding common stock.

(8)	Represents shares of common stock issuable upon the conversion of outstanding shares of Series A Preferred Stock. Michelle Rizzo, the sister in law of Jeffrey Rizzo, our Chief Operating Officer, is the managing member of Titan 5, LLC and, as a result, may be deemed to have voting and investment power with respect to the shares held by Titan 5, LLC. The address of Titan 5, LLC is 3279 Baron Drive, Bloomfield Hills, MI 48302.

(9)	Represents shares of common stock issuable upon the conversion of shares of Series A Preferred Stock. Marilyn Rizzo, the mother of Jeffrey Rizzo, our Chief Operating Officer, is the managing member of Titan Holdings 2, LLC and, as a result, may be deemed to have voting and investment power with respect to the shares held by Titan Holdings 2, LLC. The address of Titan Holdings 2, LLC is 37106 Highview, New Baltimore, MI 48047.

(10)	The address of Swarn Thiara is 6704 126th Street SE, Snohmish, WA 98296.

(11)	Does not include 25,132,910 shares of common stock issuable upon the exchange of Series A Rights as such Series A Rights may not be exchanged at any time that the holder beneficially owns 4.99% of the outstanding common stock. Jeffrey Pazdro is the managing member of Eleven 11 Management, LLC and, as a result, may be deemed to have voting and investment power with respect to the shares held by Eleven 11 Management, LLC. The address of Eleven 11 Management, LLC is 156 W Saddle River Road, Saddle River, New Jersey 07458.

(12)	The address of William McCauley is 52780 Ansonia Way, Macomb, MI 48042. Represents shares of common stock issuable upon the conversion of 14,037 shares of Series A Preferred Stock.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence.

Procedures for Approval of Related Party Transactions

A “related party transaction” is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related party had or will have a direct or indirect material interest. A “related party” includes:

●	any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;

●	any person who beneficially owns more than 5% of our common stock;

●	any immediate family member of any of the foregoing; or

●	any entity in which any of the foregoing is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

While our board of directors has not yet adopted a written related-party transactions policy, our board of directors will review all material facts of all related-party transactions and either approve or disapprove entry into the related-party transaction, subject to certain limited exceptions. In determining whether to approve or disapprove entry into a related-party transaction, our board of directors shall take into account, among other factors, the following: (i) whether the related-party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third party under the same or similar circumstances; (ii) the extent of the related party’s interest in the transaction; and (iii) whether the transaction would impair the independence of a non-employee director.

Related Party Transactions

Other than compensation arrangements for our named executive officers and directors, which we describe herein, the only related party transactions to which we were a party during the years ended December 31, 2022 and 2023, since December 31, 2023, or any currently proposed related party transaction, are as follows, each of which was entered into prior to the adoption of the approval procedures described above.

On multiple occasions, from 2017 thru 2022, Ajay Sikka, a director of our company and our former Chief Executive Officer, made loans to us in amounts totaling $2,908,562. These loans were recorded as unsecured loans accruing interest at the rate of 15% annually. On December 31, 2022, the entirety of Mr. Sikka’s loans were converted to common stock.

On September 13, 2018, Kunaal Sikka, the son of Ajay Sikka, made a loan to us in the amount of $15,000 that matured on December 31, 2019. The loan was unsecured and accrued interest at the rate of 12% annually. The loan went into default on December 31, 2019, at which time the interest rate increased to 18% annually in accordance with the loan terms. On June 25, 2021, the maturity date of the loan was extended to December 31, 2022, and the interest rate was amended to accrue at the rate of 6% annually. On December, 31, 2022, the loan was repaid in full.

On December 15, 2021, Kunaal Sikka, the son of Ajay Sikka, made a loan to us in the amount of $250,000 that matured on December 31, 2022. The loan was unsecured and accrued interest at the rate of 15% annually. On December 31, 2022, the loan was repaid in full.

On January 3, 2017 and February 1, 2017, Swarn Singh, the father-in-law of Ajay Sikka, made loans to us in the amounts of $25,000 and $20,000, respectively, each maturing on December 31, 2019. The loans were unsecured and accrued interest at a rate of 15% annually. The loans went into default on December 31, 2019, at which time the interest rate was increased to 21% annually in accordance with the terms of the loans. On December 31, 2022, both loans were repaid in full.

On December 15, 2021, Swarn Singh made a loan to us in the amount of $150,000 that matured on December 31, 2022. The loan was unsecured and accrued interest at the rate of 15% annually. On December 31, 2022, the loan was repaid in full.

On June 15, 2021, Greg Rankich, one of our former directors, made a loan to us in the amount of $400,000 that matured on December 21, 2021. As consideration for the loan, Mr. Rankich received 37,500 shares of our common stock. On January 5, 2023, Mr. Rankich transferred the loan to an unaffiliated third party, which, in connection with that transaction, exchanged the loan with us for an 11% original issue discount note in the original principal amount of $480,000 that matured on January 5, 2024.

On April 30, 2023, Titan Holdings 2, LLC, a major stockholder, made a loan to us in the amount of $805,470 that matures on April 30, 2028. The interest rate on the loan was 10.5% for the period of April 30, 2023 through November 30, 2023 and then 13.00% commencing on December 1, 2023. Accrued interest is required to be paid on a monthly basis.

On June 13, 2023, we sold and issued a 20% original issue discount Senior Secured Promissory Note to Titan 5, LLC. The note has a principal amount of $120,000, an annual interest rate of 10%, and a maturity date of June 13, 2024. The note contains a “rollover rights” conversion feature that enables the holder to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of our equity, equity-linked securities, or debt securities into the consideration for such public or private offering.

Between June 13, 2023 and June 24, 2023, we sold and issued two 20% original issue discount Senior Secured Promissory Notes to Glen Miller, our Chief Executive Officer. The notes each have principal amounts of $240,000. The notes have an annual interest rate of 10% per annum and maturity dates ranging from June 13, 2024 to July 24, 2024. The notes contain “rollover rights” conversion features that enables the holder to convert all or part of the notes’ principal and accrued interest in the event of a public offering or private placement of our equity, equity-linked securities, or debt securities into the consideration for such public or private offering.

In July 2023, we entered into an exchange agreements with (i) Ajay Sikka pursuant to which Mr. Sikka exchanged 45,000 shares of our former Series B Preferred Stock, 5,000,000 shares of common stock and a payment receivable from us for unreimbursed advances in the amount of $100,000 for Series A Rights to acquire an aggregate of 11,500,000 shares of common stock, and (ii) Glen Miller, our Chairman of the Board and Chief Executive Officer, pursuant to which Mr. Miller exchanged $62,500 principal amount of our 20% OID Senior Secured Promissory Notes, and accrued interest thereon, for Series A Rights to acquire an aggregate of 1,2500,000 shares of common stock.

On July 20, 2023, we entered into an exchange agreement with Renovare Environmental, Inc. (“REI”) pursuant to which REI exchanged 14,118,233 shares of our common stock and 1,250,000 shares of our former Series B Preferred Stock for Series A Rights and Series B Rights. Following the closing of such transaction, we entered into certain settlement agreements on July 20, 2023 with REI and certain stockholders of REI signatory thereto pursuant to which, in consideration of a release by such stockholders of any and all claims such stockholders may have had against REI or our company, REI transferred Series A Rights to acquire an aggregate of 96,989,534 shares of common stock and Series B Rights to acquire 9,883,357 shares of common stock, to such stockholders, including a settlement agreement with an entity controlled by Frank E. Celli, a director of our company, pursuant to which REI transferred to such entity Series A Rights to acquire 44,679,817 shares of our common stock.

On October 30, 2023, Glen Miller, our Chief Executive Officer, made a loan to us in the amount of $250,000. The loan is non-interest bearing and to be repaid within 30 days of our receipt of bridge funding. The loan also features a provision stating that we will pay a 10% late fee in the event repayment is not made within 30 days of maturity.

On November 30, 2023, Jeff Rizzo, our Chief Operating Officer, made a loan to us in the amount of $65,000. The loan is non-interest bearing and is to be repaid within 30 days of our receipt of bridge funding. The loan also features a provision stating that we will pay a 10% late fee in the event repayment is not made within 30 days of maturity.

On December 22, 2023, we sold and issued a 20% original issue discount Senior Secured Promissory Note to FC Advisory, a company owned by Frank Celli, a director of our company. The note has a principal amount of $60,000, an annual interest rate of 10%, and a maturity date of December 22, 2024. The note contains a “rollover rights” conversion feature that enables the holder to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of our equity, equity-linked securities, or debt securities into the consideration for such public or private offering.

On December 28, 2023, we sold and issued a 20% original issue discount Senior Secured Promissory Note to Frank Celli, a director of our company. The note has a principal amount of $150,000, an annual interest rate of 10%, and a maturity date of December 28, 2024. The note contains a “rollover rights” conversion feature that enables the holder to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of our equity, equity-linked securities, or debt securities into the consideration for such public or private offering.

On February 23, 2024, Glen Miller, our Chief Executive Officer, made a loan to us in the amount of $50,000. The loan was issued with an original issue discount of $5,000, is non-interest bearing and matures on June 30, 2024.

On February 23, 2024, Titan Holdings 2, LLC made a loan to us in the amount of $50,000. The loan was issued with an original issue discount of $5,000, is non-interest bearing and matures on June 30, 2024.

On February 28, 2024, we sold and issued a 20% original issue discount Senior Secured Promissory Note to Frank Celli, a director of our company. The note has a principal amount of $62,500, an annual interest rate of 12%, and a maturity date of December 28, 2024. The note contains a “rollover rights” conversion feature that enables the holder to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of our equity, equity-linked securities, or debt securities into the consideration for such public or private offering.

We have an informal agreement with Jeff Rizzo to borrow from Mr. Rizzo as working capital needs arise. These additional funds are to be repaid as funding becomes available. As of the date of this report, we have borrowed $45,000 in additional funding pursuant to this arrangement.

We have an informal agreement with Titan Holdings 2, LLC to borrow from Titan Holdings 2, LLC as working capital needs arise. These additional funds are to be repaid as funding becomes available. As of the date of this report, we have borrowed $66,000 in additional funding pursuant to this arrangement.

We have an informal agreement with Titan 5, LLC, a major stockholder, to borrow from Titan 5, LLC as working capital needs arise. These additional funds are to be repaid as funding becomes available. As of the date of this report, we have borrowed $107,000 in additional funding pursuant to this arrangement.

Board Independence

Our board of directors currently consists of five members. Of these, our board has determined that Richard Berman and Frank Celli qualify as “independent directors” under the listing standards of the NYSE American and do not have any material relationships with our company that might interfere with their exercise of independent judgment. In making such a determination, our board has reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Freed Maxick CPAs, P.C., our principal accountants for the year ended December 31, 2023 and by T R Chadha & Co LLP (“TRC”), our principal accountants for the year ended December 31, 2022, for the audit of financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these periods were as follows:

	For the Years ended December 31,
	2023	2022
Audit Fees (1)	$378,900	$36,000
Audit Related Fees	268,500	-
Tax Fees	-	-
Total	$647,400	$36,000

(1)	Estimated; subject to finalization

Audit fees during the years ended December 31, 2023 and 2022 were for professional services rendered for the audit of our annual consolidated financial statements on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements, including consents. Audit-related fees for the year ended December 31, 2023 included fees for financial statement audits in connection with proposed and consummated acquisitions. There were no fees billed for taxes or other related services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See “Index to Consolidated Financial Statements” on Page F-1.

(2) Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this report.

(3) Exhibits

The exhibits set forth below are filed as part of this Annual Report on Form 10-K.

		Incorporation by Reference
Exhibit Number	Description of Exhibits	Form	Filing Date	Exhibit Number
2.1	Agreement and Plan of Merger dated as of May 19, 2023 among the Company, Titan Merger Sub Corp., Titan Trucking, LLC, Titan 5, LLC, Titan National Holdings 2, LLC, Jeffrey Rizzo, William McCauley and Jeffrey Rizzo, as the Seller Representative.	8-K	5/24/2023	2.1
2.2	Amended and Restated Agreement and Plan of Merger dated as of January 9, 2024, by and between Titan Environmental Solutions Inc. and TraQiQ, Inc.	S-1/A	1/11/2024	2.2
3.1	Articles of Incorporation of Titan Environmental Solutions Inc., as currently in effect and filed with the State of Nevada.	DEF14C	10/10/2023	B
3.2	Bylaws of Titan Environmental Solutions Inc., as currently in effect.	8-K	1/11/2024	3.2
3.3	Certificate of Designation for Series A Preferred Stock of Titan Environmental Solutions Inc., as currently in effect and filed with the State of Nevada.	S-1/A	1/11/2024	3.5
3.4	Certificate of Designation for Series B Preferred Stock of Titan Environmental Solutions Inc., as amended, as currently in effect and filed with the State of Nevada.	8-K	4/4/2024	3.1
4.1	Description of Registrant’s Securities.	-	*	-
4.2	Form of Warrant Agreement, dated May 16, 2019, between the Company and Mann India Shareholders.	8-K	5/21/2019	4.1
4.3	Form of Warrant Agreement, dated February 16, 2021, between the Company and Mimo Shareholders.	8-K	2/17/2021	4.1
4.4	Common Stock Purchase Warrant.	8-K	9/20/2021	10.3
4.5	Form of Warrant to Purchase Common Stock related to Series B Preferred Stock Offering	-	*	-
10.1#	Employment Agreement dated as of May 15, 2023 between the Company and Mike Jansen.	S-1/A	1/11/2024	10.2
10.2#	Employment Agreement dated as of May 19, 2023 between the Company and Glen Miller.	8-K	5/24/2023	10.1
10.3#	Employment Agreement dated as of May 19, 2023 between the Company and Jeffrey Rizzo.	8-K	5/24/2023	10.2
10.4	Form of Notes Exchange Agreement dated as of July 17, 2023.	8-K	7/18/2023	10.1
10.5	Form of Series B Preferred Exchange Agreement dated as of July 17, 2023.	8-K	7/18/2023	10.2
10.6	Form of Series A Right to Acquire Common Stock of Titan Environmental Solutions Inc.	S-1/A	1/11/2024	10.7
10.7	Exchange Agreement dated as of July 20, 2023 between the Company and Renovare Environmental, Inc.	8-K	7/21/2023	10.1
10.8	Form of Series B Right to Receive Common Stock of Titan Environmental Solutions Inc.	S-1/A	1/11/2024	10.7
10.9	Form of Settlement Agreement dated as of July 20, 2023 between the Company, Renovare Environmental Inc., and the stockholders signatory thereto.	8-K	7/21/2023	10.4
10.10#	Titan Environmental Solutions Inc. 2023 Equity Incentive Plan.	DEF14C	10/10/2023	D
10.11	Securities Purchase Agreement dated March 25, 2024 between the Company and the purchasers signatory thereto.	-	*	-
10.12	Form of Registration Rights Agreement related to Series B Preferred Stock Offering	-	*	-
21.1	Subsidiaries of the Registrant.	-	*	-
24.1	Power of Attorney (included on signature page to this Report).
31.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

#	Indicates a management contract or compensatory plan.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of April, 2024.

TITAN ENVIRONMENTAL SOLUTIONS INC.

By:	/s/ Glen Miller
Glen Miller Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Glen Miller and Michael Jansen, and each of them individually, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Glen Miller	Chief Executive Officer and Chairman	April 15, 2024
Glen Miller	(Principal Executive Officer)

/s/Michael Jansen	Chief Financial Officer	April 15, 2024
Michael Jansen	(Principal Financial and Accounting Officer)

/s/Richard Berman	Director	April 15, 2024
Richard Berman

/s/Frank E. Celli	Director	April 15, 2024
Frank E. Celli

/s/Jeffrey Rizzo	Director	April 15, 2024
Jeffrey Rizzo

/s/Ajay Sikka	Director	April 15, 2024
Ajay Sikka

TITAN ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Titan Environmental Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Titan Environmental Solutions, Inc. (formerly TraQiQ, Inc.) and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity/member’s equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combination and Reverse Merger

Critical Audit Matter description

As discussed in Notes 1 and 3 of the financial statements, the Company completed a business combination on May 19, 2023, which consisted of a merger with Titan Trucking, LLC which was accounted for as a reverse merger with the Company being determined to be the legal acquirer and Titan Trucking, LLC being determined to be the accounting acquirer.

In aggregate, the determination of the fair value of the consideration transferred in the reverse merger was valued at approximately $27.2 million. The Company measured the assets acquired and liabilities assumed at fair value, which resulted in the recognition of intangible assets consisting of intellectual property, customer lists, tradenames, non-compete agreements and goodwill.

We identified the accounting for the business combinations, including management’s valuation of the acquired intangible assets and the determination of the accounting acquirer in a reverse merger as a critical audit matter due to the complex nature of these items, which required the use of significant judgments and estimates on the part of management. Auditing these elements required an increased level of audit effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter was addressed in the Audit

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements.  The primary procedures we performed included: (i) Obtaining and reading the merger agreement, (ii) auditing the appropriateness of management’s conclusions surrounding the classification of this transaction as a business combination and reverse merger, (iii) auditing management’s assessment of the identification of assets to be acquired and liabilities assumed and valued, and (iv) auditing management’s development of the assumptions used in the valuation models applied and the reasonableness of those assumptions, and auditing the disclosures over this transaction. Professionals with specialized skills and knowledge were used to assist in evaluating certain methodologies and assumptions used in determining fair values.

Goodwill Impairment

Critical Audit Matter description

As discussed in Notes 2 and 6 of the financial statements, during the second quarter ended June 30, 2023, management determined that a quantitative goodwill impairment analysis was required. The impairment test was performed by using an income approach which included assumptions related to estimates of future revenues and operating expenses, long-term growth rates, and a discount rate. As a result of the quantitative test, management determined goodwill was impaired by approximately $20.4 million.

We identified the accounting and valuation of the goodwill impairment as a critical audit matter. Auditing the accounting for goodwill impairment was especially complex and judgmental due to the significant estimation required to determine the present value of the reporting unit’s future discounted cash flows. These discounted cash flows are sensitive to projected growth rates, margins, terminal growth rates and the discount rate applied. These significant assumptions are also affected by expectations about future market and economic conditions. Auditing these elements required an increased level of audit effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter was addressed in the Audit

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements.  The primary procedures we performed included: (i) Obtaining management’s quantitative goodwill impairment analysis and testing the fair value calculations for clerical accuracy, (ii) involving our personnel with specialized skill and knowledge in valuation to assess the fair value methodology, compare terminal growth rates to external and economical data, and audit the reasonableness of the discount rates, (iii) evaluating certain inputs and assumptions for consistency where they were used by management in other accounting estimates impacting the financial statements, and (iv) assessing the completeness and accuracy of the financial statement disclosures.

/s/ Freed Maxick CPAs, P.C.

We have served as the Company’s auditor since 2023.

Buffalo, New York

April 15, 2024

TITAN ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2023	2022

ASSETS

Current Assets:
Cash	$103,578	$26,650
Accounts receivable, net	970,629	517,583
Subscriptions receivable	-	200,000
Other receivables	7,351	1,241
Prepaid expenses and other current assets	248,932	128,689
Inventory	145,000	-
Total Current Assets	1,475,490	874,163

Property and equipment, net	5,780,747	5,643,941
Intangible assets, net	6,654,030	687,500
Goodwill	6,516,915	-
Other assets	165,668	8,251
Operating lease right-of-use asset, net	1,582,624	194,112
Total Non-current Assets	20,699,984	6,533,804

TOTAL ASSETS	$22,175,474	$7,407,967

LIABILITIES AND STOCKHOLDERS’ EQUITY / MEMBERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$4,072,958	$736,658
Customer deposits	226,671	-
Accrued payroll and related taxes	144,326	50,983
Derivative liability	17,500	-
Convertible notes payable, net of discounts	2,871,900	-
Convertible notes payable, net of discounts – related party	724,250	-
Notes payable, net of discounts and deferred financing costs	3,381,446	1,098,158
Notes payable, net of discounts – related party	530,000	-
Operating lease liability, current	391,547	95,243
Shares to be issued	50,000	-
Total Current Liabilities	12,410,598	1,981,042

Notes payable, net of current portion, discounts and deferred financing costs	2,571,215	2,785,531
Notes payable, net of current portion and discounts – related party	603,470	-
Operating lease liability, net of current portion	1,290,866	115,290
Total Non-current Liabilities	4,465,551	2,900,821

Total Liabilities	16,876,149	4,881,863

Commitments and contingencies (Note 16)

STOCKHOLDERS’ EQUITY / MEMBERS’ EQUITY
Members’ Equity	-	2,526,104
Preferred stock, 10,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $0.0001, 0 shares issued and outstanding as of December 31, 2023 and 2022	-	-
Series B Convertible Preferred Stock, par value $0.0001, 0 shares issued and outstanding as of December 31, 2023 and 2022	-	-
Series C Convertible Preferred Stock, par value $0.0001, 630,900 and 0 shares issued and outstanding as of December 31, 2023 and 2022, respectively	63	-
Common stock, par value, $0,0001, 300,000,000 shares authorized, 15,134,545 and 0 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1,513	-
Additional paid in capital	155,377,798	-
Accumulated deficit	(150,080,049)	-

Total Stockholders’ Equity / Members’ Equity	5,299,325	2,526,104

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / MEMBERS’ EQUITY	$22,175,474	$7,407,967

The accompanying notes are an integral part of these consolidated financial statements.

TITAN ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED
	DECEMBER 31,
	2023	2022

REVENUE	$7,624,584		$4,203,112
COST OF REVENUES	6,503,135		4,207,852
GROSS PROFIT (LOSS)	1,121,449		(4,740)

OPERATING EXPENSES
Salaries and salary related costs	1,720,492		475,512
Stock-based compensation	5,590,486		-
Professional fees	3,146,692		265,575
Depreciation and amortization	505,434		-
General and administrative expenses	1,074,634		359,175
Goodwill impairment	20,364,001		-
Total operating expenses	32,401,739		1,100,262

OPERATING LOSS	(31,280,290)		(1,105,002)

OTHER (EXPENSE) INCOME:
Change in fair value of derivative liability	41,670		-
Interest expense, net of interest income	(1,380,122)		(199,453)
Gain on forgiveness of note payable	91,803		-
Gain on forgiveness of Paycheck Protection Program loans	-		812,305
Other income (expense), net	113,212		(166,513)
Loss on extinguishment of debt and issuance of common share rights	(116,591,322)		-
Total other (expense) income	(117,724,759)		446,339

Provision for income taxes	-		-
Net loss	$(149,005,049)		$(658,663)

Deemed dividend	(1,075,000)		-
Net loss available to common stockholders	$(150,080,049)		$(658,663)

Net loss per share
Basic and diluted	$(0.88)	$	N/A

Weighted-average common shares outstanding
Basic and diluted	170,715,695		N/A

The accompanying notes are an integral part of these consolidated financial statements.

TITAN ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/MEMBERS’S EQUITY

	Members’ Equity	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Accumulated
	(Deficiency)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance - January 1, 2023	$2,526,104	-	-	-	-	-	$-	-	$-	$-	$	$2,526,104
Settlement of note due to contribution	170,000	-	-	-	-	-	-	-	-	-	-	170,000
Net loss (pre-Titan Merger)	(664,601)	-	-	-	-	-	-	-	-	-		(664,601)
Effect of reverse acquisition	(2,031,503)	-	-	1,470,135	147	630,900	63	33,952,778	3,395	30,088,068	(664,601)	27,395,569
Share-based compensation	-	-	-	-	-	70,100	7	300,000	30	5,590,448	-	5,590,485
Cancelation of Series C Preferred Stock for options	-	-	-	-	-	(70,100)	(7)	-	-	7	-	-
Issuance of warrants	-	-	-	-	-	-	-	-	-	1,375,000	(1,075,000)	300,000
Exchange of debt, preferred stock and common stock for common stock rights	-	-	-	(1,470,135)	(147)	-	-	(19,118,233)	(1,912)	118,324,275	-	118,322,216
Net loss	-	-	-	-	-	-	-	-	-	-	(148,340,448)	(148,340,448)
Balance - December 31, 2023	$-	-	$-	-	$-	630,900	$63	15,134,545	$1,513	$155,377,798	$(150,080,049)	$5,299,325

	Members’ Equity	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Accumulated
	(Deficiency)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance - January 1, 2022	$(2,038,379)	-	-	-	-	-	$-	-	$-	$-	$-	$(2,038,379)

Member contributions	5,223,146	-	-	-	-	-	-	-	-	-	-	5,223,146
Net loss	(658,663)	-	-	-	-	-	-	-	-	-	-	(658,663)

Balance - December 31, 2022	$2,526,104	-	$-	-	$-	-	$-	-	$-	$-	$-	$2,526,104

The accompanying notes are an integral part of these consolidated financial statements.

TITAN ENVIRONMENTAL SOLTUIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED
	DECEMBER 31,
	2023	2022
CASH FLOW FROM OPERATING ACTIVIITES
Net loss	$(149,005,049)	$(658,663)
Adjustments to reconcile net loss to net cash used in operating activities
Goodwill impairment	20,364,001	-
Gain on forgiveness of note payable	(91,803)	-
Gain on forgiveness of the Paycheck Protection Program loan	-	(812,305)
Provision for (recovery of) credit losses	(17,965)	77,690
Depreciation and amortization	929,454	325,382
Stock-based compensation	5,590,486	-
Change in fair value of derivative liability and derivative expense	(41,670)	-
Amortization of discounts and convertible options on debt	403,328	6,663
Loss on extinguishment of convertible notes	116,591,322	-
Loss on sale of property and equipment	-	168,208
Changes in assets and liabilities
Accounts receivable	(65,743)	(181,549)
Prepaid expenses and other current assets	(102,429)	(40,374)
Other receivables	(6,110)	424,775
Inventory	(80,106)	-
Other assets	(157,417)	-
Right-of-use asset	23,339	82,258
Accounts payable, accrued expenses and deferred taxes	2,370,309	363,010
Customer deposits	(84,873)	-
Accrued payroll and payroll taxes	72,266	17,944
Operating lease liability	60,029	(85,303)
Net cash used in operating activities	(3,248,631)	(312,264)

CASH FLOWS FROM INVESTING ACTIVITES
Net cash received in reverse acquisition	69,104	-
Acquisition of property and equipment, net	(657,445)	(3,349,628)
Proceeds from disposal of property and equipment	97,319	371,819
Net cash used in investing activities	(491,022)	(2,977,809)

CASH FLOWS FROM FINANCING ACTIVITES
Subscription receivable	200,000	-
Loan origination fees	-	(99,950)
Proceeds from issuance of warrants	267,000	-
Offering fees on issuance of warrants	33,000	-
Proceeds from convertible notes	2,595,000	-
Repayment of convertible notes	(114,010)	-
Proceeds from convertible notes – related parties	675,000	-
Proceeds from notes payable	870,993	4,398,833
Repayments of notes payable	(1,843,871)	(1,015,739)
Proceeds from notes payable – related parties	1,293,419	-
Repayment of notes payable – related parties	(159,950)	-
Net cash provided by financing activities	3,816,581	3,283,144

NET INCREASE (DECREASE) IN CASH	76,928	(6,929)

CASH - BEGINNING OF YEAR	26,650	33,579

CASH - END OF YEAR	$103,578	$26,650

CASH PAID DURING THE YEAR FOR:
Interest expense	$578,396	$219,404
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash transactions related to reverse acquisition	$27,162,222	$-
Settlement of note payable	$170,000	$-
Member contributions in exchange for loans payable	$-	$4,505,646
Subscription receivable in exchange for equity	$-	$200,000
Member contributions in exchange for intangible asset purchase	$-	$517,500

The accompanying notes are an integral part of these consolidated financial statements.

TITAN ENVIRONEMENTAL SOLUTIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Titan Environmental Solutions Inc., formerly known as TraQiQ, Inc., (“Titan” or along with its wholly owned subsidiaries, referred to herein as the “Company”) is engaged in the full-service solution of waste management. As a result of a Merger Agreement with a wholly-owned subsidiary, the Company (at the time, TraQiQ, Inc., a California corporation) merged with and into Titan Environmental Solutions Inc., a Nevada corporation (the “reincorporation”). Titan was the surviving entity of the reincorporation which was effective January 10, 2024. Please see Note 20 – Subsequent Events for more information.

The Company is based out of Bloomfield Hills, Michigan and offers a comprehensive package of waste reduction, collection, recycling, and technology-enabled solutions to support customer demand. The Company operates two distinct lines of business. The Company’s wholly-owned subsidiary, Titan Trucking, LLC (“Titan Trucking”), is a non-hazardous solid waste management company providing waste and recycling collection and transportation services for industrial generators, commercial contractors and transfer station operators in Michigan. Titan Trucking maintains a fleet of roll off and tractor trailer trucks to perform its services. The Company’s wholly-owned subsidiary Recoup Technologies, Inc. (“Recoup”), provides technology-enabled solutions for food waste processing, including onsite digestors for food waste along with cloud-based software tracking and analytics solutions.

On May 19, 2023, the Company completed its acquisition of Titan Trucking and Titan Trucking’s wholly owned subsidiary, Senior Trucking, LLC (“Senior”). In accordance with ASC 805 - Business Combinations (“ASC 805”), the transaction was treated as a reverse acquisition for financial reporting purposes, with Titan treated as the legal acquirer and Titan Trucking treated as the accounting acquirer. Titan remains the continuing registrant and reporting company. Accordingly, the historical financial and operating data of the Company, which covers periods prior to the closing date of the Titan Merger, reflects the assets, liabilities, and results of operations for Titan Trucking and does not reflect the assets, liabilities and results of operations of Titan for the periods prior to May 19, 2023 (Note 3 – Business Combinations).

On July 28, 2023, the Company, its wholly owned subsidiary TraQiQ Solutions, Inc (“Ci2i”), and Ajay Sikka (“Sikka”), a director of the Company and its former chief executive officer, signed an Assignment of Stock Agreement (the “Assignment Agreement”). Under the terms of the Assignment Agreement, the Company assigned and transferred to Sikka all of the rights, title, and interests in the issued and outstanding equity interests of Ci2i in exchange for consideration of $1. The Company additionally assumed from Ci2i loans and short term debts valued at $209,587 plus fees and interest. Other than the liabilities assumed from Ci2i, the balance sheet amounts and operations of Ci2i as of the date of sale were insignificant.

March 31, 2023 Consolidated Financial Statements

In connection with the preparation of the Company’s condensed consolidated financial statements reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, (collectively, “the second quarter financial statements”), the Company identified errors in its previously-issued condensed consolidated financial statements as of and for the period ended March 31, 2023. Management determined that these condensed consolidated financial statements incorrectly accounted for the January 5, 2023, acquisition of the Recoup digester business assets as a business combination instead of as an asset acquisition under the guidance enumerated in FASB ASC 805. The result of the change was to remove goodwill previously recorded ($7.2 million) as part of the transaction and allocate that value to the intellectual property intangible asset. The Company also determined that the Black-Scholes model used to previously value the derivative liability was not appropriate and subsequently utilized a Monte Carlo pricing model, to more appropriately reflect the variability in the derivative. This resulted in a $112 million reduction of the derivative liability at March 31, 2023. The Company’s management and the Company’s Board of Directors concluded that due to the correction of the errors that were discovered, the previously issued unaudited condensed consolidated financial statements and other financial information contained in the Company’s Quarterly Reports on Forms 10-Q for the fiscal period ended March 31, 2023 should no longer be relied upon.

The Company’s acquisition of Titan Trucking on May 19, 2023 (Note 3 – Business Combinations) (the “Titan Merger”) was treated as a reverse acquisition under ASC 805 for financial reporting purposes, with Titan as the legal acquirer and Titan Trucking as the accounting acquirer. Titan Trucking’s historical consolidated financial statements have replaced Titan’s historical consolidated financial statements with respect to periods prior to the completion of the Titan Merger. Therefore, management believes the accounting errors identified do not impact the historical consolidated financial statements presented herein.

Going Concern

The Company’s consolidated financial statements as of December 31, 2023 and December 31, 2022 are prepared using accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern. This contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.

For the year ended December 31, 2023, the Company had a net loss of $149,005,049. The working capital of the Company was a deficit of $10,935,108 as of December 31, 2023 (deficit of $1,106,879 as of December 31, 2022). The December 31, 2023 working capital deficiency includes $2,307,090 of principal repayments from the Michaelson Note due by June 30, 2024; the Company currently does not have sufficient funds to repay this debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after that date that the consolidated financial statements are issued.

Management’s plans include raising capital through issuances of equity and debt securities, and minimizing operating expenses of the business to improve the Company’s cash burn rate. On July 17, 2023, the Company converted $1,944,000 of principal and $75,263 of accrued interest related to its outstanding convertible note payables into Series A rights to receive common stock (“Series A Rights”), resulting in the extinguishment of almost all of the Company’s convertible note embedded derivative liabilities. In addition, the Company has been successful in attracting substantial capital from investors interested in the current public status of the Company that has been used to support its ongoing cash outlays. This includes $2,595,000 of convertible notes during the year ended December 31, 2023 (Note 10 - Convertible Notes Payable). The Company believes, but cannot guarantee, it will continue to be able to attract capital from outside sources as it pursues a move to a national stock exchange. The Company has engaged a qualified investment bank to assist in the uplisting of its common stock and simultaneous raise of capital. In addition, the Company’s revenue continues to grow and management expects the Company to shrink its net losses over the upcoming quarters through organic and acquisitive growth. The Company has identified a plan to decrease expenses going forward to reduce its cash burn.

As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Principles of Consolidation and Basis of Accounting

The consolidated financial statements include the accounts of Titan Environmental Solutions Inc and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated. The Company’s policy is to prepare its consolidated financial statements on the accrual basis of accounting, whereby revenue is recognized when earned and expenses are recognized when incurred.

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

Cash

The Company considers all highly-liquid money market funds and certificates of deposit with original maturities of less than three months to be cash equivalents. The Company maintains its cash balances with various banks. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company monitors the cash balances held in its bank accounts, and as of December 31, 2023 and 2022, did not have any concerns regarding cash balances which exceeded the insured amounts.

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

As of December 31, 2023 and 2022, the Company allocated $43,016 and $77,690, respectively to the allowance for credit loss. The Company writes off bad debts as they occur during the year. As of January 1, 2022, the Company had accounts receivable, net of $413,723.

Subscriptions Receivable

Subscriptions receivable consists of units that have been issued with subscriptions that have not yet been settled. As of December 31, 2023, there were no subscriptions receivable as they were settled during 2023. As of December 31, 2022, there were $200,000, in subscriptions that had not yet settled. Subscriptions receivable are carried at cost which approximates fair value.

Inventory

Inventories primarily consist of parts for our digester business purchased for resale. Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Management reviews the age of inventories for obsolescence and determined that a reserve for obsolescence was not required as of December 31, 2023.

Property and Equipment, net

Property and equipment is stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in the condensed consolidated statement of operations or the period in which the disposal occurred. The Company computes depreciation utilizing estimated useful lives, as stated below:

Property and Equipment, net Categories	Estimated Useful Life
Tractors and trailers	15 Years
Containers	25 Years
Equipment	10 Years
Leasehold improvements	5 Years

Management regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management’s assessment, there were no indicators of impairment of the Company’s property and equipment as of December 31, 2023 and 2022, respectively.

Finite Long-lived Intangible Assets, Net

Finite long-lived intangible assets are recorded at their estimated fair value at the date of acquisition. Finite long-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Management annually evaluates the estimated remaining useful lives of the finite intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization. Titan acquired the finite intangible asset, customer lists, as part of the acquisition of WTI Global, Inc. during the year ended December 31, 2022. The Company also recognized finite intangible intellectual property, noncompete agreement, customer list, and tradename assets from its reverse acquisition with Titan Trucking (Note 3 – Business Combinations).

Finite long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. Management assessed and concluded that no impairment write-down would be necessary for finite long-lived intangible assets as of December 31, 2023 and 2022.

The Company amortizes these intangible assets on a straight-line basis over their estimated useful lives, as stated below:

Finite Long-lived Intangible Assets Categories	Estimated Useful Life
Customer Lists	10 Years
Intellectual Property	10 Years
Noncompete agreement	5 Years
Tradenames	10 Years

Goodwill

Goodwill represents the excess of the acquisition price of a business over the fair value of identified net assets of that business. Goodwill has an indefinite lifespan and is not amortized. The Company evaluates goodwill for impairment at least annually and record an impairment charge when the carrying amount of a reporting unit with goodwill exceeds the fair value of the reporting unit. The Company has two reporting units, Trucking and Digester.

The Company assesses qualitative factors to determine if it is necessary to conduct a quantitative goodwill impairment test. If deemed necessary, a quantitative assessment of the reporting unit’s fair value is conducted and compared to its carrying value in order to determine the impairment charge. Due to the reverse acquisition with Titan Trucking, the Company recognized goodwill of $26,880,916 for the Digester reporting unit on the consolidated balance sheet (Note 3 - Business Combinations). As a result of the financial performance of our Digester Segment, the Company concluded it was more likely than not that the fair value of the reporting unit was less than its carrying amount as of June 30, 2023. Therefore, the Company performed an impairment assessment of the goodwill.

The fair value of the Digester reporting unit was estimated using an income approach and included assumptions related to estimates of future revenue and operating expenses, long-term growth rates, a technology obsolescence rate, and a discount rate. The quantitative impairment test indicated a fair value of the reporting unit that was lower than its carrying value, and as a result, the goodwill was impaired with an impairment expense of $20,364,001 during the year ended December 31, 2023 (Note 6 - Goodwill).

Leases

The Company assesses whether a contract is or contains a lease at inception of the contract and recognizes right-of-use assets (“ROU”) and corresponding lease liabilities at the lease commencement date. The lease term is used to calculate the lease liability, which includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The leases the Company currently holds do not have implicit borrowing rates, therefore the Company utilizes its incremental borrowing rate to measure the ROU assets and liabilities. Operating lease expense is generally recognized on a straight-line basis over the lease term. All leases that have lease terms of one year or less are considered short-term leases, and therefore are not recorded through a ROU asset or liability. The Company has elected to apply the practical expedient to not separate the lease and non-lease components of a contract.

Loan Origination Fees

Loan origination fees represent loan fees, inclusive of original issue discounts, relating to convertible note payables and note payables granted to the Company. The Company amortizes loan origination fees over the life of the note (Note 9 – Notes Payable and Note 10 – Convertible Notes Payable). Amortization expense of loan issuance fees for the years ended December 31, 2023 and 2022 was $385,002 and $6,663, respectively. The net amounts of $434,542 and $93,745 were netted against the outstanding notes payable as of December 31, 2023 and 2022, respectively.

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

Financial instruments classified as Level 1 quoted prices in active markets include cash.

These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates.

In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes. Changes in economic conditions may also dramatically affect the estimated fair values.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management for the respective periods. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, short-term notes payable, accounts payable and accrued expenses. The carrying value of long-term debt approximates fair value, as the variable interest rates approximate current market rates. The Company measured its derivative liabilities at fair value on a recurring basis using level 3 inputs.

Convertible Instruments

The Company evaluates its convertible instruments, such as warrants and convertible notes, to determine if those contracts or embedded components of those contracts qualify as equity instruments, derivative liabilities, or liabilities, to be separately accounted for in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”) and ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”). The assessment considers whether the convertible instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the convertible instruments meet all of the requirements for equity classification under ASC 815, including whether the convertible instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of the instrument’s issuance, and as of each subsequent balance sheet date while the instruments are outstanding. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

Valuations derived from various models are subject to ongoing internal and external verification and review. The Company determined the fair value of the derivative liability as of December 31, 2023 using the Black-Scholes pricing model for its derivative liability from warrants. The inputs used involve management’s judgment and may impact net loss.

Stock-Based Compensation

We account for stock awards to employees and non-employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award.

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

The Company’s operating revenues are primarily generated from fees charged for the collection and disposal of waste by its Trucking Segment. Revenues are recognized at a point in time immediately after completion of disposal of waste at a landfill or transfer station. Revenues from collection operations are influenced by factors such as collection frequency, type of collection furnished, type and volume or weight of the waste collected, distance to the disposal facility or material recovery facility and disposal costs. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, including the cost of loading, transporting, and disposing of the solid waste at a disposal site. The fees charged for services generally include environmental, fuel charge and regulatory recovery fees, which are intended to pass through to customers direct and indirect costs incurred. For waste collection and disposal services the Company invoices its customers with standard 30-day payment terms without any significant financing terms.

The Company’s Digester Segment recognizes operating revenues from its product sales, such as sales of digester equipment and parts. Performance obligations from product sales are satisfied at the point in time when products are shipped to the customer, which is when the customer has title and control. Therefore, the Company’s product sale contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of products. When revenue is earned on digester equipment related services, such as management advisory fees and digester maintenance and repair services, fees are recognized as the services are performed based on service milestones. The Company offers customers subscriptions to software which aids in the use of its Digester products; software revenue is recognized over time for the course of the subscription. For product sales, the Company invoices its customers with standard 30-day payment terms without any significant financing terms.

The following is a summary of revenue disaggregated by type for the years ended December 31, 2023 and 2022:

	Years Ended
	December 31,
	2023	2022
Product sales and product related services	$1,396,127	$-
Waste collection and disposal	6,228,457	4,203,112
Total revenue	$7,624,584	$4,203,112

Concentration Risk

The Company performs a regular review of customer activity and associated credit risks.

As of December 31, 2023, four customers accounted for approximately 47% of accounts receivable. As of December 31, 2022, one customer accounted for approximately 63% of accounts receivable.

During the year ended December 31, 2023, one customer accounted for approximately 30% of total revenues generated. During the year ended December 31, 2022, two customers accounted for approximately 52% and 12%, respectively, of total revenues generated.

The Company maintains positive customer relationships and continually expands its customer base, mitigating the impact of any potential concentration risks that exist.

Income Taxes and Uncertain Tax Positions

The Company and its U.S. subsidiaries file a consolidated federal income tax return and is taxed as a C-Corporation, whereby it is subject to federal and state income taxes. The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes, established for all the entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company’s taxes are subject to examination by taxation authorities for a period of three years.

Advertising and Marketing Costs

Costs associated with advertising are charged to expense as occurred. For the years ended December 31, 2023 and 2022 the advertising and marketing costs were $61,724 and $11,336, respectively.

Recently Issued Accounting Standards

The Company has reviewed the recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, and determined that these pronouncements do not have a material impact on the Company’s current or anticipated consolidated financial statement presentation or disclosures.

In November 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that adoption of ASU 2023-07 will have on its financial disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that adoption of ASU 2023-09 will have on its financial statements.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for smaller reporting companies with fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted. The Company adopted ASU 2020-06 effective January 1, 2023. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

NOTE 3 – BUSINESS COMBINATIONS

Titan Trucking, LLC Reverse Acquisition

The Company’s subsidiary Titan Merger Sub Corp. (“Merger Sub”), Titan Trucking and the owners of Titan Trucking (“Titan Trucking owners”) entered into a merger agreement (the “Titan Merger Agreement”) on May 19, 2023 (the “acquisition date”). Pursuant to the terms of the Titan Merger Agreement, Merger Sub was merged with and into Titan Trucking on the acquisition date with Titan Trucking surviving as a wholly-owned subsidiary of the Company (the “Titan Merger”). For U.S. federal income tax purposes, the Titan Merger qualified as a tax-free “reorganization”. Under the terms of the Titan Merger Agreement, the Company agreed to pay the Titan Trucking owners 630,900 shares of the Company’s Series C Preferred Stock. Concurrent to the Titan Merger, the Company’s chief executive officer and one of the Company’s directors resigned from their respective positions and a new chief executive officer, chief operating officer and chief financial officer were appointed. Additionally, the new chief executive officer and chief operating officer were both appointed as directors of the Company. The Company additionally agreed to issue stock compensation in the form of 70,100 shares of the Company’s Series C Preferred Stock to the new chief executive officer (Note 15 – Stock-Based Compensation).

In accordance with ASC 805 – Business Combinations, the Titan Merger was accounted for as a reverse acquisition with Titan Trucking being deemed the accounting acquirer of Titan. Titan Trucking, as the accounting acquirer, recorded the assets acquired and liabilities assumed of Titan at their fair values as of the acquisition date. Titan Trucking’s historical consolidated financial statements have replaced Titan’s historical consolidated financial statements with respect to periods prior to the completion of the Titan Merger with retroactive adjustments to Titan’s legal capital to reflect the legal capital of Titan. Titan remains the continuing registrant and reporting company.

Titan Trucking was deemed to be the accounting acquirer based on the following facts and circumstances: (1) the Titan Trucking owners owned approximately 65% of the voting interests of the combined company immediately following the transaction; (2) the Titan Merger resulted in significant changes to the combined company’s Board of Directors; (3) the Titan Merger resulted in significant changes to the management of the combined company.

The Company accounted for the Titan Merger as a reverse acquisition using acquisition accounting. Because the Titan Merger qualifies as a reverse acquisition and given that Titan Trucking was a private company at the time of the Titan Merger and therefore its value was not readily determinable, the fair value of the merger consideration was deemed to be equal to quoted market capitalization of the Company at the acquisition date. The purchase consideration was as follows:

Titan Environmental Solutions Inc. market capitalization at closing	$27,162,222
Total purchase consideration	$27,162,222

The Company recorded all tangible and intangible assets and liabilities at their estimated fair values on the acquisition date. The following represents the allocation of the estimated purchase consideration:

Estimated
Description	Fair Value

Assets:
Cash	$69,104
Accounts receivable	369,338
Prepaid expenses and other current assets	17,893
Inventory	64,894
Fixed assets	1,134
Intangible assets	6,471,621
Goodwill	26,880,916
$33,874,900

Liabilities:
Accounts payable and accrued expenses	$(1,009,993)
Customer deposits	(311,544)
Accrued payroll and related taxes	(21,077)
Derivative liability	(219,171)
Convertible notes payable	(1,466,382)
Convertible notes payable – related parties	(102,851)
Notes payable	(3,579,160)
Notes payable – related parties	(2,500)
$(6,712,678)

Net fair value of assets (liabilities)	$27,162,222

The Company assessed the fair values of the tangible and intangible assets and liabilities and the amount of goodwill to be recognized as of the acquisition date. Fair values were based on management’s estimates and assumptions. The intangible assets acquired were specific to the Company’s Recoup subsidiary.

The fair value of the intellectual property intangible asset was measured using the multiple periods excess earnings method (“MPEEM”). Significant inputs used to measure the fair value include an estimated useful life of ten (10) years, an estimate of projected revenue and costs associated with existing customers, an estimated technology obsolescence adjustment, and a discount rate of 12.7%.

The fair value of the tradenames intangible asset was measured using the relief from royalty method. Significant inputs used to measure the fair value include an estimated projected revenue from the tradename, a pre-tax royalty rate of 1%, and a discount rate of 12.7%.

The fair value of the customer list intangible asset was measured using the modified MPEEM. Significant inputs used to measure the fair value include an estimated useful life of ten (10) years, an estimate of projected revenue and costs associated with the new customers, an estimated customer attrition rate, and a discount rate of 12.7%.

The fair value of the noncompete agreement intangible asset was measured with a discounted cash flow analysis that compared projected cash flows during the noncompete agreement period with and without the agreement. Significant inputs used to measure the fair value include an estimate of time for the parties involved to identify the product, bring in the technology, and start the manufacturing process. As well as the estimated risk that the parties involved would choose to compete without the agreement in place and a discount rate of 12.7%. The noncompete agreement prevents the parties involved from directly or indirectly, engaging in, or be interested in, any business or entity that engages in any substantially similar business for a period of five (5) years.

Goodwill arising from the acquisition consisted of new customer relationships for the Company, access to new product market opportunities and expected growth opportunities. Total acquisition costs incurred were approximately $450,000 recorded as a component of professional fees expenses. Of the goodwill recognized as a result of the Titan Merger, $6,516,915 is expected to be tax deductible, ratably over a period of fifteen (15) years.

The approximate revenue and gross profit for Titan (excluding the operations of Titan Trucking) from May 19, 2023 through December 31, 2023 was $1,396,000 and $799,000, respectively.

The following supplemental pro-forma financial information approximate combined financial information assumes that the acquisition had occurred at the beginning of the year ended December 31, 2022:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Total revenue	$7,993,090	$4,204,694
Net loss	$(124,502,520)	$(29,014,991)
Pro forma loss per common share	$(0.73)	$(6.58)
Pro forma weighted average number of common shares basic and diluted	170,715,695	4,410,595

The pro forma combined results of operations for the year ended December 31, 2022, include stock-based compensation of $5,590,485 and goodwill impairment expense of $20,364,001. The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred, nor are they necessarily indicative of future consolidated results.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Containers	$1,740,393	$1,397,311
Trucks and tractors	4,388,091	4,086,968
Trailers	1,033,259	1,197,357
Shop equipment	40,380	40,380
Leasehold improvements	$33,934	$19,589
	7,236,057	6,741,605
Less accumulated depreciation	(1,455,310)	(1,097,664)
Net book value	$5,780,747	$5,643,941

Depreciation expenses for the years ended December 31, 2023 and 2022 were $424,363 and $325,382, respectively.

On June 10, 2022, Titan Trucking entered into an asset purchase agreement with Century Waste Management (“Century”) for consideration of approximately $1,805,000. The entire purchase price agreement was allocated as fair value to the equipment acquired; no goodwill or intangible assets were determined to be transferred as part of the sale. In order to fund the asset purchase from Century, Titan entered into several private equipment financing agreements (Note 9 – Notes Payable).

NOTE 5 – INTANGIBLES, NET

Intangible assets consisted of the following as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Customer Lists	$1,137,807	$687,500
Intellectual Property	5,228,548	-
Tradenames	509,818	-
Noncompete Agreement	282,948	-

Less: accumulated amortization	(505,091)	-
Net book value	$6,654,030	$687,500

Amortization expense from intangible assets was $505,091 and $0 for the years ended December 31, 2023 and 2022, respectively.

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

As a result of the Titan Merger, the Company recorded $5,228,548 of intellectual property, $509,818 of tradenames, a $450,307 customer list, and a $282,948 noncompete agreement on the acquisition date (Note 3 – Business Combinations).

Future amortization expense from intangible assets as of December 31, 2023 were as follows:

For the Year Ended,
December 31,
2024	$772,466
2025	770,356
2026	770,356
2027	770,356
2028	711,930
Thereafter	2,858,566
Total remaining amortization expense	$6,654,030

NOTE 6 – GOODWILL

The Company has two reporting units, Trucking and Digester. As of December 31, 2023 and December 31, 2022, the goodwill for both reporting units was $6,516,915 and $0, respectively. Due to the Titan Merger and the resulting recognition of goodwill from the reverse acquisition, the Company recognized goodwill of $26,880,916 for the Digester reporting unit on the Titan Merger acquisition date.

As a result of the financial performance of the Digester Segment, the Company concluded it was more likely than not that the fair value of the reporting unit was less than its carrying amount as of June 30, 2023. Therefore, the Company performed an impairment assessment of the goodwill. The fair value of the Digester reporting unit was estimated using an income approach and included assumptions related to estimates of future revenue and operating expenses, long-term growth rates, a technology obsolescence rate, and a discount rate. The quantitative impairment test indicated a fair value of the reporting unit that was lower than its carrying value, and as a result, the goodwill was impaired with an impairment expense of $20,364,001 on June 30, 2023.

The changes in the carrying value of goodwill by reportable segment for the years ended December 31, 2023 and 2022 are as follows:

	Trucking	Digester
Gross goodwill:
Balance as of January 1, 2022	$-	$-
Goodwill recognized	-	-
Balance as of December 31, 2022	-	-
Accumulated impairment	-	-
Balance as of January 1, 2022	-	-
Impairment	-	-
Balance as of December 31, 2022	-	-
Net carrying value, as of December 31, 2022	-	-

Gross goodwill:
Balance as of December 31, 2022	-	-
Goodwill recognized	-	26,880,916
Balance as of December 31, 2023	-	26,880,916
Accumulated impairment:
Balance as of December 31, 2022	-	-
Impairment	-	(20,364,001)
Balance as of December 31, 2023	-	(20,364,001)
Net carrying value, as of December 31, 2023	$-	$6,516,915

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Detail of accounts payable and accrued expenses as of December 31, 2023, and 2022 was as follows:

	December 31,	December 31,
	2023	2022
Accounts payable	$3,475,570	$669,231
Credit card payable	153,728	29,454
Accrued interest	233,611	12,298
Accrued expenses and other payables	210,049	25,675
Total accounts payable and accrued expenses	$4,072,958	$736,658

NOTE 8 – LEASES

As of December 31, 2023, Titan Trucking maintains three leases classified as operating leases. Leases with an initial term of 12 months or less or leases that are immaterial are not included on the consolidated balance sheets.

Titan Trucking has a 62-month lease in Troy, Michigan which expires on January 15, 2025. The monthly payments were initiated on February 15, 2020 at $8,251 after a 2-month rent abatement period. Straight rent was calculated at $8,479 per month. The total remaining operating lease expenses through expected termination date on the lease are approximately $110,000.

On April 1, 2023, Titan Trucking entered into a 60-month lease in Detroit, Michigan, with a related party through common ownership, which expires on March 31, 2028. On September 1, 2023, the Company and the related party amended the lease, resulting in decreased payment terms. The lease has the option to renew for an additional 5 years given proper notice. The monthly payments were initiated on May 1, 2023 after a 1-month rent abatement period. Straight rent for the amended lease was calculated at $29,113 per month. The total remaining operating lease expenses expected through termination date on the lease are approximately $1,485,000. Following the amendment, the supplemental cash flow impact of the right-of-use asset exchanged for new lease obligations was $1,411,851.

On November 1, 2023, the Company entered into a 39-month lease in Bloomfield Hills, Michigan which expires on January 31, 2027. The monthly payments were initiated in February of 2024 at $7,417 after a 3-month rent abatement period. Straight rent was calculated at $7,542 per month. The total remaining operating lease expenses through expected termination date on the lease are approximately $287,000. Following the lease, the supplemental cash flow impact of the right-of-use asset exchanged for new lease obligations was $251,057.

	December 31,	December 31,
	2023	2022
Weighted average remaining lease term (in years)	3.86	2.08
Weighted average discount rate	8.10%	7.57%

Future minimum lease payments required under operating leases on an undiscounted cash flow basis as of December 31, 2023 were as follows:

For the Year Ended,
December 31,
2024	$514,193
2025	460,980
2026	485,504
2027	418,442
2028	102,211
Total minimum lease payments	1,981,330
Less: imputed interest	(298,917)
Present value of future minimum lease payments	1,682,413

Current operating lease liabilities	391,547
Non-current operating lease liabilities	$1,290,866

The Company had operating lease expenses of $372,162 and $112,753 for the years ended December 31, 2023 and 2022, respectively. The Company records operating lease expense as a component of general and administrative expenses on the consolidated statements of operations.

NOTE 9 – NOTES PAYABLE

The Company borrows funds from various creditors to finance its equipment, operations, and acquisitions. The collateralized loans below are secured by interest in the financed equipment.

The Company’s notes payables balance as of December 31, 2023 and 2022, consisted of the following:

		December 31,		December 31,
		2023		2022
		Current	Non-current	Current	Non-current

Loans:
WTI Global Inc.	(a)	$-	$-	$170,000	$-

Collateralized Loans:
Peoples United	(b)	-	-	177,539	-
M&T Bank	(c)	133,072	188,121	121,927	321,192
Daimler Truck	(d)	53,429	-	74,873	53,429
Ascentium Capital	(e)	195,519	612,674	152,467	587,991
Balboa Capital	(f)	42,829	136,604	38,895	179,433
Blue Bridge Financial	(g)	11,733	39,218	10,394	50,951
Channel Equipment Finance	(h)	93,818	98,230	-	-
Financial Pacific	(i)	33,006	100,214	29,187	133,220
M2 Equipment	(j)	43,099	134,940	39,527	178,039
Meridian Equipment Finance	(k)	28,001	85,606	25,518	113,606
Navitas	(l)	39,840	118,883	36,791	158,723
Pawnee Leasing Corp	(m)	45,910	147,848	41,480	193,759
Signature Bank	(n)	79,732	295,189	73,973	374,921
Trans Lease	(o)	44,657	112,912	40,524	157,569
Verdant Commercial Credit	(p)	47,175	122,215	44,324	169,390
Western Equipment Capital	(q)	45,016	141,589	41,186	186,605
Amur Equipment Finance	(r)	33,465	187,381	-	-

Issued prior to Titan Merger:
Michaelson Capital	(s)	2,307,090	-	-	-
Loanbuilder	(t)	91,096	102,916	-	-
Individual	(u)	25,000	-	-	-
Kabbage Loans	(v)	9,344	-	-	-
Baxter Credit Union	(w)	-	-	-	-

Related Parties:
Titan Holdings 2	(x)	175,000	603,470	-	-
Titan Holdings 5	(y)	40,000	-	-	-
Miller	(z)	250,000	-	-	-
Rizzo	(aa)	65,000	-	-	-

Total outstanding principal		3,932,831	3,228,010	1,118,605	2,858,828
Less: discounts		(21,385)	(53,325)	(20,447)	(73,297)
Total notes payable		3,911,446	3,174,685	1,098,158	2,785,531

Less: Notes payable – related parties		530,000	603,470	-	-
Notes payable		$3,381,446	$2,571,215	$1,098,158	$2,785,531

(a)	On December 15, 2022, Titan Trucking entered into a $170,000 promissory note agreement with WTI Global Inc. (“WTI”) at a 7% per annum interest rate. The promissory note was issued as consideration for the acquisition of intangible assets from WTI (Note 5 – Intangible Assets). On February 1, 2023, WTI agreed to cancel the promissory note in exchange for an ownership interest in the Company. The cancellation was recorded on the condensed consolidated balance sheet as an equity contribution (See Note 14 – Stockholders’ Equity).

(b)	On December 10, 2021, Titan Trucking entered into a collateralized loan agreement for $354,876 with Peoples United Bank at a 5.75% per annum interest rate. The loan had a maturity date of November 10, 2023, required monthly payments of $16,614 and was fully repaid as of December 31, 2023.

(c)	Titan Trucking entered into a collateralized loan on December 23, 2022 with M&T Bank which matures on February 23, 2025. The loan has an interest rate of 8.78% and the Company remits monthly payments of $13,000 with a balloon payment at maturity of $176,497.

(d)

On February 12, 2018, Titan Trucking entered into a collateralized loan agreement with Daimler Trucks for $131,940, with a maturity date of May 14, 2023. Titan Trucking made monthly payments of $2,487 towards principal and interest. Interest accrued at a rate of 4.95% per annum. As of December 31, 2023 this loan had been fully paid off.

On June 3, 2019, Titan Trucking entered into another collateralized loan agreement with Daimler Trucks for $160,601, with a maturity date of September 3, 2024. Titan Trucking makes monthly payments of $2,795 towards principal and interest. Interest accrues at a rate of 6% per annum.

On June 14, 2019, Titan Trucking entered into another collateralized loan agreement with Daimler Trucks for $155,740, with a maturity date of September 29, 2024. Titan makes monthly payments of $2,762 towards principal and interest. Interest accrues at a rate of 6% per annum.

(e)

On May 5, 2022, Titan Trucking entered into an equipment financing agreement with Ascentium Capital for $250,000, which matures on May 5, 2027. Titan Trucking makes monthly payments of $4,812 towards principal and interest. Interest accrues at a rate of 5.82% per annum.

On May 10, 2022, Titan Trucking entered into an equipment financing agreement with Ascentium Capital for $259,646, which matures on May 10, 2027. The Company makes monthly payments of $4,753 towards principal and interest. Interest accrues at a rate of 3.75% per annum.

On June 5, 2022, Titan Trucking entered into an equipment financing agreement with Ascentium Capital for $311,795, which matures on June 5, 2027. Titan Trucking makes monthly payments of $5,935 towards principal and interest. Interest accrues at a rate of 5.36% per annum.

On December 25, 2023 Titan Trucking entered into an equipment financing agreement with Ascentium Capital for $220,202, which matures on December 25, 2028. Titan Trucking makes monthly payments of $4,742 towards principal and interest. Interest accrues at a rate of 10.58% per annum

(f)	On August 13, 2022, Titan Trucking entered into a collateralized loan agreement with Balboa Capital for $230,482, which matures five years from the commencement date. Titan Trucking makes monthly payments of $4,860 towards principal and interest. Interest accrues at a rate of 9.68% per annum.

(g)	On August 11, 2022, Titan Trucking entered into an equipment finance agreement with Blue Bridge Financial for $64,539, which matures five years from the commencement date. Titan Trucking makes monthly payments of $1,442 towards principal and interest. Interest accrues at a rate of 12.18% per annum.

(h)

On September 19, 2023, Titan Trucking entered into a business advance finance agreement with Channel Equipment Finance for $123,574, which matures on August 28, 2028. Titan Trucking makes monthly payments of $3,051 towards principal and interest. Interest accrues at a rate of 16.69% per annum.

On October 31, 2023, Titan Trucking entered into an equipment finance agreement with Channel Equipment Finance for $84,000, which matures on November 15, 2024. Titan Trucking makes monthly payments of $7,448 towards principal and interest. Interest accrues at a rate of 56.95% per annum.

(i)

On July 15, 2022, Titan Trucking entered into an equipment financing agreement with Financial Pacific for $74,841, which matures five years from commencement. Titan Trucking makes monthly payments of $1,585 towards principal and interest. Interest accrues at a rate of 9.87% per annum.

On October 15, 2022, Titan Trucking entered into an additional equipment financing agreement with Financial Pacific for $95,127, which matures five years from commencement. Titan Trucking makes monthly payments of $1,906 towards principal and interest. Interest accrues at a rate of 7.49% per annum.

(j)	On August 10, 2022, Titan Trucking entered into an equipment financing agreement with M2 Equipment for $230,000, which matures five years from commencement. Titan Trucking makes monthly payments of $4,739 towards principal and interest. Interest accrues at a rate of 8.68% per annum.

(k)	On August 16, 2022, Titan Trucking entered into an equipment financing agreement with Meridian for $149,076, which matures five years from commencement. Titan Trucking makes monthly payments of $3,118 towards principal and interest. Interest accrues at a rate of 9.32% per annum.

(l)	On July 23, 2022, Titan Trucking entered into an equipment financing agreement with Navitas for $210,000, which matures five years from commencement. Titan Trucking makes monthly payments of $4,257 towards principal and interest. Interest accrues at a rate of 7.99% per annum.

(m)	On August 15, 2022, Titan Trucking entered into an equipment financing agreement with Pawnee Leasing Corp. for $248,157, which matures five years from commencement. Titan Trucking makes monthly payments of $5,296 towards principal and interest. Interest accrues at a rate of 10.19% per annum.

(n)

On June 22, 2022, Titan Trucking entered into a collateralized loan agreement with Signature Bank for $284,951, which matures six years from commencement. Titan makes monthly payments of $4,849 towards principal and interest. Interest accrues at a rate of 6.93% per annum.

On September 15, 2022, Titan Trucking entered into a collateralized loan agreement with Signature Bank for $191,250, which matures five years from commencement. Titan makes monthly payments of $3,901 towards principal and interest. Interest accrues at a rate of 8.25% per annum.

(o)	On August 20, 2022, Titan Trucking entered into a collateralized loan agreement with Trans Lease, Inc. for $210,750, which matures five years from commencement. Titan Trucking makes monthly payments of $4,838 towards principal and interest. Interest accrues at a rate of 9.75% per annum.

(p)	On April 27, 2022, Titan Trucking entered into a collateralized debt agreement with Verdant Commercial Capital for $241,765, which matures five years from commencement. Titan Trucking makes monthly payments of $4,702 towards principal and interest. Interest accrues at a rate of 6.25% per annum.

(q)	On August 15, 2022, Titan Trucking entered into an equipment financing agreement with Western Equipment Capital for $240,726, which matures five years from commencement. Titan Trucking makes monthly payments of $4,989 towards principal and interest. Interest accrues at a rate of 8.93% per annum.

(r)	On November 8, 2023, Titan Trucking entered into an equipment financing agreement with Amur Equipment Finance for $223,428, which matures five years from commencement. Titan Trucking makes monthly payments of $5,215 towards principal and interest. Interest accrues at a rate of 14.14% per annum.
Note Payables issued prior to Titan Merger:

(s)

On January 5, 2023, the Company completed its asset acquisition of the Recoup Digester Assets and as part of the consideration the Company paid for such assets, the Company assumed the liabilities of a Secured Promissory Note owed to Michaelson Capital Special Finance Fund II, L.P. (“Michaelson”) with an outstanding balance of $3,017,090 and other obligations of the seller under a secured loan agreement. The Company and Michaelson agreed to amend and restate the Secured Promissory Note, as well as sign a related Forbearance Agreement (together known as the “Michaelson Note”). The Michaelson Note has a 12% per annum interest rate. The Michaelson Note has the following terms: (1) the Company is to make monthly interest payments for the interest amounts owed, (2) the Company is to make monthly principal payments of $35,000, (3) the Company is to make a $250,000 principal repayment due as of December 31, 2023, and (4) the Company is to repay all other outstanding amounts owed by December 31, 2023. Substantially all of our assets are pledged as collateral for outstanding borrowings under the Michaelson Note.

In October of 2023 the Company and Michaelson agreed to forbear the principal payments owed to Michaelson during the three months ended September 30, 2023 until October 30, 2023. On December 28, 2023 the Company and Michaelson signed a Forbearance Agreement (the “December Michaelson Amendment”) which was accounted for as a debt modification in accordance with ASC 470 – Debt.

The December Michaelson Amendment established a period ending on March 31, 2024 during which Michaelson agreed to forbear from exercising its rights against the Company with respect to a default. Additionally, it set the following repayment terms: 1) on or before December 31, 2023 the Company is to make a $125,000 principal payment, 2) on or before January 31, 2024 the Company is make a principal payment of $50,000, 3) on or before March 31, 2023 the Company shall repay its remaining principal obligations to Michaelson, 4) beginning on January 2024, the Company is make three monthly interest payments of $22,571, and 5) following the payment of its other obligations owed to Michaelson the company shall issue Michaelson $50,000 worth of preferred stock at the current offering terms and conditions.

In April 2024, the Company and Michaelson agreed to extend the term of the Michaelson Note until June 30, 2024, and forbear all other terms until May 1, 2024. In exchange for such extension and forbearance, the Company agreed to: 1) pay $600,000 to Michaelson upon the closing of the acquisition of Standard Waste Services, LLC -- $500,000 will be repayment of principal and $100,000 will be a fee for the forbearance (payable $50,000 in cash and $50,000 in Series B Preferred Stock), 2) any new debt incurred by the Company shall be subordinated to the Michaelson Note, and 3) Michaelson is to receive 25% of the net proceeds on any capital raised greater than $6.0 million (Note 20 – Subsequent Events).

(t)

Between January 14, 2022 and July 6, 2022, the Company signed four loan agreements with the Loanbuilder service of Paypal, Inc (the “Loanbuilder Notes”). Three of the four Loanbuilder Notes were settled prior to May 19, 2023. The remaining note (“Loanbuilder – 3”) was in default on May 19, 2023. On May 19, 2023, the outstanding liabilities owed due to the Loanbuilder Notes was $299,710, inclusive of $50,599 owed due to Loanbuilder – 3.

On June 15, 2023, the Company agreed to settle Loanbuilder – 3. In accordance with ASC 470-60, “Troubled Debt Restructuring by Debtors” each of the Loanbuilder notes is accounted for as a troubled debt restructuring due to their respective settlement agreements. As a result of the Loanbuilder - 3 settlement, the Company recorded a net gain on extinguishment of debt of $25,299 in the consolidated statement of operations for the year ended December 31, 2023. Additionally, the Company agreed to pay the lender $6,325 in four monthly payments beginning in June 2023.

Excluding the Loanbuilder - 3 repayments, and as of December 31, 2023, the Company has 28 remaining required monthly repayments of $6,046 and 16 remaining required monthly repayments of $1,545 for the other Loanbuilder Notes.

(u)	On May 16, 2022, the Company issued a $25,000 promissory note (the “Individual #1 Note”) with an individual private investor. The Individual Note has an annual interest rate of 12% per annum and matures on December 31, 2023, at which time all principal and accrued interest is owed. In the event of default, the promissory note incurs additional interest of 0.5% on all outstanding principal and interest owed.

(v)	On September 28, 2022 and September 29, 2022, the Company agreed to two Kabbage Funding Loan Agreements (together known as the “Kabbage Loans”) owed to American Express National Bank. The Kabbage Loans had an initial principal value of $120,800 and as of May 19, 2023 had a principal amount of $77,748. Each loan includes a cost of capital interest expense of $4,077 and is to be repaid in nine monthly repayments of $3,658, followed by nine monthly payments of $35,507.

(w)	The Company signed a revolving loan with Baxter Credit Union, which was renewed on April 26, 2023, with a principal liability of $99,995. The loan had an annual interest rate of 8.50% and a maturity date of July 30, 2023, at which point all principal and accrued interest was due and payable. As of December 31, 2023 this loan was fully repaid.
Related Parties:

(x)

On April 30, 2023, the Company signed a promissory note (the “Titan Holdings 2 Note”) with Titan Holdings 2, LLC (“Titan Holdings 2”), a stockholder of the Company. On November 10, 2023 Titan Trucking and Titan Holdings 2 agreed to a restated promissory note (together the two notes are the “Titan Holdings 2 Note”). The Titan Holdings 2 Note has a principal amount of $712,470. The interest rate is 10.5% for the period of April 30, 2023 through November 30, 2023 and 13.00% commencing on December 1, 2023. Accrued interest is required to be paid on a monthly basis and all outstanding principal owed is due five years commencing after the signing of the restated promissory note. The Company was also required to make a one-time principal payment of $175,000 on or before December 8, 2023 and because all principal and interest owed on December 31, 2023 was not repaid, an additional $50,000 penalty charge was added to the outstanding principal owed.

Titan has an informal agreement with Titan Holdings 2 to continually borrow from Titan Holdings 2 as working capital needs arise. These additional funds are to be repaid as funding becomes available. As of December 31, 2023, Titan had borrowed $66,000 in additional funding.

(y)	On December 31, 2023, the Company and a stockholder of the Company agreed to an informal agreement (the “Titan Holdings 5 Note”) to borrow funds from the stockholder as working capital needs arise. These additional funds are to be repaid as funding becomes available. As of December 31, 2023, Titan had borrowed $40,000 in additional funding.

(z)	On October 30, 2023, the Company and its CEO, Glen Miller, agreed to a promissory note for a principal amount of $250,000. The promissory note is non-interest bearing and to be repaid within 30 days of the Company’s receipt of bridge funding. The note also features a provision stating the Company will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity.

(aa)	On November 30, 2023, the Company and its COO, Jeff Rizzo, agreed to a promissory note for a principal amount of $65,000. The promissory note is non-interest bearing and to be repaid within 30 days of the Company’s receipt of bridge funding. The note also features a provision stating the Company will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity.

Interest expense on these notes for the years ended December 31, 2023 and 2022 was $593,383 and $183,567, respectively.

Principal maturities for the next five years and thereafter as of December 31, 2023 were as follows:

2024	$3,932,831
2025	1,036,070
2026	861,456
2027	571,005
2028	156,009
Thereafter	603,470
Total principal payments	$7,160,841
Less: debt discounts	(74,710)
Total notes payable	$7,086,131

Paycheck Protection Program Note Forgiveness

Titan applied for and received loans from the Paycheck Protection Program (the “PPP”) in the amounts of $406,152 and $406,152, received on May 5, 2020 and February 1, 2021, respectively. On January 31, 2022 and March 21, 2022, Titan received notices that the entire balances of the loans plus any accrued interest were forgiven and recorded a gain on forgiveness of $812,304 during the year ended December 31, 2022 included in other income in the consolidated statements of operations.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable Issued Prior to Titan Merger

On October 31, 2022, the Company issued a 20% original issue discount Senior Secured Promissory Notes (the “Evergreen – 2022 Note”) to Evergreen Capital Management, LLC (“Evergreen”). The Evergreen – 2022 Note had a principal amount of $48,000, an annual interest rate of 10% per annum and a maturity date of July 21, 2023. The Evergreen – 2022 Note contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon the event of default. The conversion price was equal to 75% of the price per share at which the Company’s stock is sold to the public in a qualified offering. A qualified offering was defined as a transaction in which the Company issues and sells shares of its equity securities in an equity financing with total proceeds to the Company of not less than $1,000,000. The conversion feature contained a variable settlement feature which was determined to be a derivative liability (Note 11 – Derivative Liabilities). On July 17, 2023, the Evergreen 2022 Note was cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity).

Between January 1, 2023 and April 6, 2023, the Company issued five 20% original issue discount Senior Secured Promissory Notes (the “Evergreen – 2023 Notes”) to Evergreen. The Evergreen 2023 Notes had principal amounts ranging from $12,000 to 480,000, had an annual interest rate of 10% per annum, and were issued with maturity dates ranging from December 31, 2023 to April 30, 2024. The Evergreen 2023 Notes contained identical conversion features, enabling them to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion features each contained a variable settlement feature which was determined to be a derivative liability (Note 11 – Derivative Liabilities). On July 17, 2023, the Evergreen – 2023 Notes were cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity).

On July 5, 2022, the Company issued an original issue discount Senior Secured Promissory Note (the “GS Capital Note”) to GS Capital Partners, LLC (“GS Capital”) that was dated as of July 5, 2022, and had a principal amount of $36,000. As of June 30, 2023, the Company has repaid the remaining outstanding principal balance. The GS Capital Note had an annual interest rate of 12% per annum and a maturity date of July 5, 2023. The GS Capital Note contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price is equal to the lowest trading price of the Company’s common stock for the 12 trading days immediately preceding the delivery of a notice of conversion. The conversion feature contains a variable settlement feature which was determined to be a derivative liability, however upon completing repayment of the principal balance, the derivative liability was reduced to $0 (Note 11–- Derivative Liabilities).

On February 16, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Note (the “Chambers Note”) to the James D. Chambers Living Trust (“Chambers”) with a principal amount of $60,000. The Chambers Note had an annual interest rate of 10% per annum and a maturity date of February 28, 2024. The Chambers Note also contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion feature contained a variable settlement feature which was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Chambers Note was cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity).

On February 14, 2023 and March 14, 2023, the Company issued two 20% original issue discount Senior Secured Promissory Notes (the “Eleven 11 Notes”) to Eleven 11 Management, LLC (“Evergreen”) with principal amounts of $54,000 and $60,000, respectively. The Eleven 11 Notes had an annual interest rate of 10% per annum and had maturity dates of February 14, 2024 and February 28, 2024. The Eleven 11 Notes also contained identical conversion features, enabling them to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion features each contain a variable settlement feature which was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Eleven 11 Notes were cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity).

Between February 16, 2023 and April 26, 2023, the Company issued four 20% original issue discount Senior Secured Promissory Notes (the “Cavalry Fund Notes”) to Cavalry Fund I LP (“Cavalry”). The Cavalry Fund Notes had principal amounts ranging from $108,000 to $120,000, an annual interest rate of 10% per annum, and maturity dates ranging from February 28, 2024 to April 30, 2024. The Cavalry Fund Notes contained identical conversion features, enabling them to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion features each contained a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Calvary Fund Notes were cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity).

Between March 3, 2023 and April 18, 2023, the Company issued three 20% original issue discount Senior Secured Promissory Notes (the “Keystone Notes”) to Keystone Capital Partners (“Keystone”). The Keystone Notes had principal amounts ranging from $30,000 to $90,000, an annual interest rate of 10% per annum, and were issued with maturity dates ranging from February 28, 2024 to April 17, 2024. The Keystone Notes also all contained identical conversion features, enabling them to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion features each contained a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Keystone Notes were cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity).

On November 22, 2022, the Company issued an original issue discount Senior Secured Promissory Note (the “Diagonal Note”) to 1800 Diagonal Lending, LLC (“Diagonal”) with a principal balance of $130,016. The Diagonal Note has an annual interest rate of 11% per annum and a maturity date of November 22, 2023. As of May 19, 2023 the principal balance was $78,010. Between May 19, 2023 and June 30, 2023, the Company made principal repayments of $26,003 for the Diagonal Note. The Diagonal Note contains a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price is equal to 75% of the lowest trading price of the Company’s common stock during the ten trading days immediately preceding the conversion date. The conversion feature contains a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). As of December 31, 2023, the Company had completed repaying the principal balance of the Diagonal Note and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity).

On April 17, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Note (the “Seven Knots Note”) to Seven Knots, LLC (“Seven Knots”). The Seven Knots Note had a principal amount of $60,000, an annual interest rate of 10% per annum, and a maturity date of April 16, 2024. The Seven Knots Note also contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion feature contained a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Seven Knots Note was cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity).

Convertible Notes Payable – Related Parties Issued Prior to Titan Merger

On May 12, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Note (the “Sikka Note”) to Ajay Sikka (“Sikka”), a current director and former chief executive officer of the Company. The Sikka Note had a principal amount of $120,000, an annual interest rate of 10% per annum and a maturity date of May 31, 2024. The Sikka Note also contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion feature contained a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Sikka Note was cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity).

On May 12, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Note (the “Miller Note”) to Glen Miller, the Company’s chief executive officer. The Miller Note had a principal amount of $60,000, an annual interest rate of 10% per annum, and a maturity date of May 31, 2024. The Miller Note also contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion feature contained a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Miller Note was cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity).

Convertible Notes Payable and Convertible Notes Payable – Related Parties

The Company’s convertible notes as of December 31, 2023 and 2022 were as follows:

		December 31,		December 31,
		2023		2022
		Current	Non-current	Current	Non-current

Convertible Notes Payable:
Calvary Fund – Bridge Notes	(a)	$1,150,000	$-	$-	$-
Evergreen – Bridge Note	(b)	745,000	-	-	-
Keystone Capital – Bridge Notes	(c)	70,500	-	-	-
Seven Knots – Bridge Notes	(d)	70,500	-	-	-
Individual #2 – Bridge Notes	(e)	300,000	-	-	-
Individual #3 – Bridge Notes	(f)	30,000	-	-	-
Individual #4 – Bridge Notes	(g)	180,000	-	-	-
Individual #5 – Bridge Notes	(h)	600,000	-	-	-

Related Parties:
Miller – Bridge Notes	(i)	480,000	-	-	-
Titan 5 – Bridge Note	(j)	120,000	-	-	-
Celli – Bridge Note	(k)	150,000	-	-	-
FC Advisory – Bridge note	(l)	60,000	-	-	-
Total outstanding principal		3,956,000	-	-	-
Less: discounts		(359,850)	-	-	-
Total convertible notes payable		3,596,150	-	-	-

Convertible notes payable – related parties		724,250	-	-	-
Convertible notes payable		$2,871,900	$-	$-	$-

Convertible Notes Payable:
(a)	Between May 19, 2023 and August 7, 2023, the Company issued five 20% original issue discount Senior Secured Promissory Notes to Calvary (the “Calvary Fund Bridge Notes”). The Calvary Fund Bridge Notes have principal amounts ranging from $141,000 to $400,000. The Cavalry Fund Bridge Notes have an annual interest rate of 10% per annum and maturity dates ranging from May 19, 2024 to August 7, 2024. The Cavalry Fund Bridge Notes contain identical “rollover rights” conversion features that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(b)	Between May 19, 2023 and July 7, 2023, the Company issued three 20% original issue discount Senior Secured Promissory Notes to Evergreen (the “Evergreen Bridge Notes”) with principal amounts ranging from $141,000 to $400,000. The Evergreen Bridge Notes have an annual interest rate of 10% per annum and were issued with maturity dates ranging from May 19, 2024 to July 7, 2024. The Evergreen Bridge Notes contain identical “rollover rights” conversion features that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(c)	On July 20, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to Keystone Capital (the “Keystone - Bridge Note”) with a principal amount of $70,500. The Keystone Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 20, 2024. The Keystone Bridge Notes contains a “rollover rights” conversion features that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(d)	On July 20, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to Seven Knots (the “Seven Knots - Bridge Note”) with a principal amount of $70,500. The Seven Knots Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 20, 2024. The Seven Knots Bridge Notes contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(e)	On July 24, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to an individual investor (the “Individual #2 – Bridge Note”) with a principal amount of $300,000. The Individual #2 Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 20, 2024. The Individual #2 Bridge Notes contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(f)	On July 24, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to an individual investor (the “Individual #3 – Bridge Note”) with a principal amount of $30,000. The Individual #2 Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 24, 2024. The Individual #3 Bridge Notes contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(g)	On July 24, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to an individual investor (the “Individual #4 – Bridge Note”) with a principal amount of $180,000. The Individual #4 Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 24, 2024. The Individual #4 Bridge Notes contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(h)	On July 28, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to an individual investor (the “Individual #5 – Bridge Note”) with a principal amount of $600,000. The Individual #5 Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 28, 2024. The Individual #5 Bridge Notes contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.
Related Parties:
(i)	Between June 13, 2023 and July 24, 2023, the Company sold and issued two 20% original issue discount Senior Secured Promissory Notes (the “Miller Bridge Notes”) to Glen Miller, the Company’s chief executive officer. The Miller Bridge Notes both have principal amounts of $240,000. The Miller Bridge Notes have an annual interest rate of 10% per annum and were issued with maturity dates ranging from June 13, 2024 to July 24, 2024. The Miller Bridge Note contains a “rollover rights” conversion feature that enables the holders to convert all or part of the Miller Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public offering.

(j)	On June 13, 2023, the Company sold and issued a 20% original issue discount Senior Secured Promissory Note (the “Titan 5 Bridge Note”) to Titan 5, a shareholder of the Company. The Titan 5 Bridge Note has a principal amount of $120,000, an annual interest rate of 10%, and was issued with a maturity date of June 13, 2024. The Titan 5 Bridge Note contains a “rollover rights” conversion feature that enables the holders to convert all or part of the Titan 5 Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(k)	On December 28, 2023, the Company sold and issued a 20% original issue discount Senior Secured Promissory Note (the “Celli Bridge Note”) to Frank Celli, a Director of the Company. The Celli Bridge Note has a principal amount of $150,000, an annual interest rate of 10%, and was issued with a maturity date of December 28, 2024. The Celli Bridge Note contains a “rollover rights” conversion feature that enables the holders to convert all or part of the Celli Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(l)	On December 22, 2023, the Company sold and issued a 20% original issue discount Senior Secured Promissory Note (the “FC Advisory Bridge Note”) to FC Advisory, a company owned by a Director of the Company. The FC Advisory Note has a principal amount of $60,000, an annual interest rate of 10%, and was issued with a maturity date of December 22, 2024. The FC Advisory Bridge Note contains a “rollover rights” conversion feature that enables the holders to convert all or part of the FC Advisory Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

Interest expense due to convertible note payables for the years ended December 31, 2023 and 2022 was $223,846 and $0, respectively.

Convertible note payables principal maturities for the next year as of December 31, 2023 were as follows:

2024	$3,956,000
Less: debt discounts	(359,850)
Total convertible notes payable	$3,596,150

NOTE 11 – DERIVATIVE LIABILITIES

The Company has issued certain convertible notes payable that contain conversion options with variable settlement features which make their conversion options a derivative liability. The conversion option derivatives were embedded in their respective note payables and for accounting purposes have been bifurcated from the host instruments. As of December 31, 2023, the Company did not have any of these convertible notes payable outstanding and the derivative liability from the related conversion options is $0. Please see Note 10 – Convertible Notes Payable for more information.

On February 12, 2021, the Company granted 25,000 warrants (the “Platinum Point Warrants”) that have a term of three-years and an exercise price of $11.60 to Platinum Point Capital, LLC. The warrants granted contain certain price protections, that make the value of the warrants a derivative liability.

The fair value of the Platinum Point Warrants derivative liability is estimated using a Black-Scholes valuation model with a stock price of $11.60. Changes to the inputs used in the model could produce a significantly higher or lower fair value. The following assumptions were used as of December 31, 2023 and December 31, 2022:

	For the Years Ended
	December 31,	December 31,
	2023	2022

Expected term (years)	0.12	-
Expected volatility	1,288.16%	-
Expected dividend yield	0.00%	-
Risk-free interest rate	4.79%	-

The derivative liabilities as of December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023	December 31, 2022

Fair value of the Platinum Point Warrants (25,000 warrants)	$17,500	$-
	$17,500	$-

Activity related to the derivative liabilities for the year ended December 31, 2023 is as follows:

Beginning balance as of December 31, 2022	$-
Warrants/conversion option – derivative liabilities recognized due to reverse acquisition	219,172
Extinguishment of conversion option derivative liabilities due to debt extinguishment	(160,002)
Change in fair value of warrants/conversion option - derivative liabilities	(41,670)
Ending balance as of December 31, 2023	$17,500

NOTE 12 – SHARES TO BE ISSUED

On December 28, 2023, the Company and Michaelson signed a Forbearance Agreement (the “December Michaelson Amendment”) which amended the Michaelson Note and was accounted for as a debt modification in accordance with ASC 470 – Debt. The December Michaelson Amendment states that following the payment of its other obligations owed to Michaelson, the Company shall issue Michaelson $50,000 worth of preferred stock at the current offering terms and conditions (Note 9 – Notes Payable).

The Advance on Offering balance was $50,000 and $0 as of December 31, 2023 and 2022, respectively. The Company has analyzed these amounts and determined that they are liabilities in accordance with ASC 480 – Distinguishing Liabilities from Equity.

In April 2024, the Company and Michaelson agreed to extend the term of the Michaelson Note until June 30, 2024, and forbear all other terms until May 1, 2024. Among other terms, the Company agreed to pay a $100,000 forbearance fee, payable in $50,000 of cash and $50,000 of Series B Preferred Stock. (Please see Note 9 – Notes Payable and Note 20 – Subsequent Events).

NOTE 13 – BENEFIT PLAN

Titan Trucking offers a 401(k) plan. Employees are eligible to participate in the plan on the first day of the month following the date of hire. Employees may defer up to $22,500 for 2023 and $20,500 for 2022. Titan Trucking is required to contribute on behalf of each eligible participating employee. Titan Trucking will match 50% of the participants deferral not to exceed 3% of employee compensation. Employees will share in the matching contribution regardless of the amount of service completed during the plan year. Employees will become 100% vested in the employer matching contributions after one year of service.

Employer contributions for the years ended December 31, 2023 and 2022 were $15,116 and $11,164, respectively.

NOTE 14 – STOCKHOLDERS’ EQUITY

As further described in Note 3 – Business Combinations, under applicable accounting principles, the historical financial results of Titan Trucking prior to May 19, 2023 has replaced the historical financial statements of Titan for the period prior to May 19, 2023. Titan Trucking’s equity structure, prior to the combination with the Titan, was a limited liability company, resulting in all components of equity attributable to the members being reported within Member’s Equity.

As of December 31, 2023 and 2022, the Company was authorized to issue a total of 10,000,000 shares of its Preferred Stock in one or more series. As a result of the reincorporation and effective January 10, 2024, the authorized capital stock of the Company was amended to 425,000,000 total shares, consisting of 400,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.0001 per share, of which 630,900 shares were designated “Series A Convertible Preferred Stock” (see Note 20 – Subsequent Events).

Members’ Equity

As of December 31, 2022, Titan Trucking had members’ equity of $2,526,104. Each Member had voting rights based on and proportionate to such Member’s Membership interest.

On February 1, 2023, in exchange for the settlement of the $170,000 WTI promissory note, a 2.254% membership interest in Titan Trucking was granted to the seller of WTI (Note 9 – Notes Payable).

Series A Preferred Stock

As of December 31, 2023, there were no Series A Convertible Preferred shares issued and outstanding.

Series B Preferred Stock

As of December 31, 2023, there were no shares of Series B Preferred Stock issued and outstanding. On July 17, 2023, all outstanding shares of the Company’s Series B Preferred Stock were exchanged for the Company’s Series A Rights.

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

Series C Preferred Stock

As of December 31, 2023, there were 630,900 shares of Series C Preferred Stock issued and outstanding.

As a result of the reincorporation and effective January 10, 2024, each share of the Company’s Series C Convertible Preferred Stock issued and outstanding immediately prior to the effective time of the reincorporation was converted into one share of Series A Convertible Preferred Stock of Titan (the “Series A Preferred Stock”), which has substantially the same rights and preferences as the Series C Preferred Stock (Note 20 – Subsequent Events).

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

Concurrent to the Titan Merger, the Company’s chief executive officer and one of the Company’s directors resigned from their respective positions and a new chief executive officer, chief operating officer and chief financial officer were appointed. The Company agreed to issue stock compensation in the form of 70,100 shares of the Company’s Series C Preferred Stock to the new chief executive officer (Note 15 – Stock-Based Compensation). On September 28, 2023, the Company and the chief executive officer signed a cancellation agreement, and the Series C Preferred Stock shares were rescinded (Note 15 – Stock-Based Compensation).

Common Stock

As of December 31, 2023, there were 300,000,000 shares of common stock authorized. As of December 31, 2023, the Company had 15,134,545 shares of common stock issued and outstanding. As a result of the reincorporation and effective January 10, 2024, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the reincorporation was converted into one share of common stock of Titan. Additionally, the authorized shares of common stock was increased to 400,000,000 (Note 20 - Subsequent Events).

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

During the year ended December 31, 2023, the Company issued 300,000 shares of common stock due to vested restricted stock awards.

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

Warrants

As a result of the reincorporation and effective January 10, 2024, all the Company’s outstanding warrants were assumed by Titan and now represent warrants to acquire shares of Titan’s common stock. (Note 20 - Subsequent Events). The following schedule summarizes the changes in the Company’s common stock warrants during the years ended December 31, 2023 and 2022:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2022	-	$-	-	$-	$-

Warrants acquired concurrent with the Titan Merger	108,734	$0.008 – 16.00	0.37	$24,905	$9.29
Warrants granted	2,500,000	$0.06	5.00	$1,600,000	$0.06
Warrants exercised	-	$-	-	$-	$-
Warrants expired/cancelled	-	$-	-	$-	$-

Balance at December 31, 2023	2,608,734	$0.008 – 16.00	4.81	$1,624,905	$0.44

Exercisable at December 31, 2023	2,606,907	$0.008 – 16.00	4.81	$1,623,641	$0.45

Balance at December 31, 2021	-	$-	-	$-	$-
Warrants granted	-	$-	-	$-	$-
Warrants exercised/exchanged	-	$-	-	$-	$-
Warrants expired/cancelled	-	$-	-	$-	$-

Balance at December 31, 2022	-	$-	-	$-	$-

Exercisable at December 31, 2022	-	$-	-	$-	$-

On December 28, 2023, the Company issued 2,500,000 warrant shares to Cavalry 1 LP in exchange for $300,000 of which $33,000 was paid for issuance fees. The warrants were valued at their fair value at the time of grant, which was deemed to be $0.55 per share. The fair value of the warrants was in excess of the consideration received, and as a result the Company recognized a deemed dividend of $1,075,000.

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

The transactions contemplated by the Note Exchange Agreement, Series B Preferred Exchange Agreement and REI Exchange Agreement are together referred to as the “Rights Exchanges”. As a result of the Rights Exchanges, the Company recognized a loss of $116,591,322 during the year ended December 31, 2023.

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

As a result of the reincorporation and effective January 10, 2024, each of the Company’s Series A Right to Receive Common Stock issued and outstanding immediately prior to the reincorporation was converted into one Series A Right to Receive Common Stock of Titan, which has substantially the same rights and preferences as the Company’s original Series A Rights to Acquire Common Stock. Also, each of the Company’s Series B Right to Receive Common Stock issued and outstanding immediately prior to the reincorporation was converted into one Series B Right to Receive Common Stock of Titan, which has substantially the same rights and preferences as the Company’s original Series B Rights to Acquire Common Stock. (Note 20 - Subsequent Events).

NOTE 15 – STOCK-BASED COMPENSATION

The TraQiQ Inc. 2020 Equity Incentive Plan was initially approved by the Company’s Board of Directors on November 23, 2020. In conjunction with the reincorporation (Note 20 – Subsequent Events) and effective January 10, 2024, the Company adopted the Titan Environmental Solutions Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan limits the shares of common stock authorized to be awarded as stock awards to 32,500,000 shares. The 2023 Plan terminates upon the earlier of 1) the earliest date at which all shares awarded under the plan have been satisfied in full or terminated and there remain no new shares authorized to be issued under the plan, or 2) the tenth anniversary of the plan’s effective date.

The activity for restricted stock awards under the Company’s incentive plans was as follows for the years ended December 31, 2023 and 2022:

Weighted
		Weighted	Average
		Average	Remaining
	Number	Grant Date	Contractual
	Shares	Fair Value	Term (years)

Nonvested at December 31, 2021	-	$-	-
Granted	-	$-	-
Shares vested	-	$-	-
Forfeitures	-	$-	-
Nonvested at December 31, 2022	-	$-	-

Nonvested at December 31, 2022	-	$-	-
Granted	-	$-	-
Acquired concurrent with the Titan Merger (vested and unreleased)	1,405,000	$0.01	-
Acquired concurrent with the Titan Merger (unvested)	3,600,000	$0.01	-
Shares vested	(300,000)	$0.01	-
Forfeitures and cancelations	(4,705,000)	$0.01	-
Total outstanding at December 31, 2023	-	$-	-

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

Stock-based compensation from restricted stock awards for the years ended December 31, 2023 and 2022 was $5,590,485 and $0, respectively. As of December 31, 2023, there remained $0 of unrecognized stock-based compensation from restricted stock awards. The total fair value of restricted shares that vested during the years ended December 31, 2023 and 2022 was $3,510 and $0, respectively. The fair value of the vested and unreleased shares on the date of the Titan Merger was $16,439.

On the Titan Merger acquisition date, the Company awarded 70,100 shares of Series C Preferred Stock that vested immediately to its chief executive officer, and as a result recorded $5,586,796 of stock-based compensation (Note 14 – Stockholders’ Equity). On September 28, 2023, the Company and the chief executive officer signed a cancellation agreement and the Series C Preferred Stock shares were rescinded. Under the terms of the cancellation agreement, the Company agreed to issue ten-year stock options to acquire a number of shares of common stock of the Company in order to provide the chief executive officer an equity interest in the Company commensurate with the value of the original stock award. Such options will have an exercise price equal to the sale price of the common stock in the next public offering of common stock consummated by the Company.

The fair value of the Series C Preferred Stock was determined using observable inputs (level 2 fair value measurement) with a market approach technique. The main input for the Series C Preferred Stock fair value was the price of the Company’s common stock as of the date of the grant.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Commitments

On March 1, 2023, Titan Trucking entered into a consulting agreement (the “March 2023 Agreement”) with a consultant for consulting services related to the consolidated waste industry. As consideration, the Company agreed to pay the consultant a monthly fee of $10,000 through the course of the three-year term of the agreement. Upon reaching the maturity, both parties may agree to an optional one-year term extension. Additionally, the Company agreed to pay the consultant a success fee equal to: 1) one percent (1%) of the purchase price paid by the Company to acquire an enterprise engaged in the business of hauling, transportation, waste brokerage, and recycling, 2) two percent (2%) of the purchase price paid by the Company for all stand-alone landfills and transfer stations, 3) one percent (1%) of the revenue received by the Company, for a twelve month period commencing upon execution, for all municipal or large commercial contracts, and 4) one and twenty-five hundredths percent (1.25%) of the purchase price received by the Company for transfer stations associated with a professionally recognized hauling company.

On May 20, 2023, the Company entered into a management consulting agreement (the “May 2023 Agreement”) with a related party consultant. The consultant agreed to assist the Company identify acquisition and merger targets, as well provide other merger and acquisition related services, such as due diligence services, and services related the integration of acquisition targets. The May 2023 Agreement has a term of two years, and its term shall automatically be extended by additional one-year term extensions unless the agreement is terminated by either party prior to the end of the current term. As consideration, the Company agreed to pay a monthly retainer of $19,950 and an acquisition bonus on any acquisition by the Company of a third-party business. The acquisition bonus shall be calculated as equal to: 1) two and ninety-five hundredths percent (2.95%) of the first $50,000,000 of consideration paid for the acquisition, 2) one and seventy-five hundredths percent (1.75%) of the next $150,000,000 of consideration paid for the acquisition, and 3) one and twenty-five hundredths percent (1.25%) of the consideration paid for the acquisition over the first $200,000,000 paid. The Company recognized related party consulting expense of $159,600 during the year ended December 31, 2023 due to the May 2023 Agreement. As of December 31, 2023, the Company had a related party accounts payable balance of $99,750 due to the May 2023 Agreement. The Company also had a related party accounts payable balance of $30,767 due to expenses paid by the consultant on behalf of the Company.

Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Currently, there is no litigation pending against our company that could materially affect our company other than as follows:

In July 2022, a complaint was filed against Titan Trucking in the Circuit Court for Macomb County, Michigan for breach of contract. In the complaint, the plaintiff alleges that Titan Trucking has breached a contractual agreement between Titan Trucking and the plaintiff pertaining to the transport of certain non-hazardous solid waste or recyclables from plaintiff’s transfer station to the locations identified in the contract. The complaint seeks unspecified damages, attorney and expert fees and other unspecified litigation costs. Titan Trucking has denied the claims of the plaintiff, and in May 2023, Titan Trucking filed amended counterclaims against the plaintiff alleging that plaintiff breached the contractual agreement by preventing Titan Trucking’s performance of its obligations under the agreement by failing to, among things, provide the necessary volumes of materials for shipment and the personnel sufficient to permit Titan Trucking to provide its services and by failing to pay certain invoices and to reimburse Titan Trucking for equipment damaged by plaintiff’s employees and for overweight trailer tickets. This matter is presently set on the court’s non-jury trial docket. As of December 31, 2023, no accruals for loss contingencies have been recorded as the outcome of this litigation is neither probable nor reasonably estimable.

In July 2023, a complaint was filed against the Company and Sikka in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois for breach of contract. In the complaint, the plaintiff alleges that the Company breached contracts for the payment of compensation for investor relations and web development and copyright services allegedly provided by the plaintiff, which payment obligation was personally guaranteed by Sikka. The complaint seeks damages in the amount of $324,000, attorney fees and other unspecified litigation costs. The Company answered the complaint, denying all of the basic allegations, and the plaintiff then moved to strike the Company’s answer. In December 2023, the parties entered an agreement pursuant to which the plaintiff agreed to produce all of the documents supporting its claim that it performed services under the contracts, and the Company agreed to serve and file an amended answer within 21 days after receipt of their documents.  Since that time, the plaintiff produced its documents and the Company filed its amended answer.  The Company anticipates conducting deposition discovery in the weeks and months ahead, and the matter is scheduled for trial in Illinois in September 2024. As of December 31, 2023, no accruals for loss contingencies have been recorded as the outcome of this litigation is neither probable nor reasonably estimable.

NOTE 17 – LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2023 and 2022, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of loss per share, as their effect would have been anti-dilutive.

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Series C preferred stock	63,090,000	-
Warrants	2,608,734	-
Total common stock equivalents	65,698,734	-

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

As the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share.

NOTE 18 – PROVISION FOR INCOME TAXES

Prior to the Titan Merger, Titan Trucking filed its taxes as an S-Corp. The profits and losses of an S-Corp flow through to the owners of the respective company. Upon the acquisition date of the Titan Merger, the S-Corp status was terminated and Titan Trucking began to be taxed as a C-Corp (including the recording of deferred tax assets). The following is a summary of the components giving rise to the income tax (benefit) provision for the years ended December 31, 2023 and 2022:

	2023	2022
Current:
Federal	$-	$-
State	-	-
Foreign	$-	$-
Total current provision	-	-

Deferred:
Federal	$(674,213)	$-
State	(265,698)	-
Foreign	-	-
Total deferred benefit	(939,911)	-
Change in valuation allowance	939,911	-
Total income tax provision	$-	$-

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2023 and 2022:

	2023	2022
Federal income taxes at statutory rate	21.00%	0.00%
State income taxes at statutory rate	0.45%	0.00%
Acquisitions and disposals	0.10%	0.00%
Loss on extinguishment of debt	(16.44)%	0.00%
Goodwill impairment	(2.35)%	0.00%
Stock based compensation	(0.79)%	0.00%
Tax basis adjustments	(1.00)%	0.00%
Change in valuation allowance	(0.63)%	0.00%
Other	(0.34)%	0.00%
Totals	0.00%	0.00%

The following is a summary of the components of deferred tax assets and liabilities as of December 31, 2023 and 2022:

	As of	As of
	December 31,	December 31,
	2023	2022
Deferred tax assets:
Net operating losses and other tax attributes	$5,016,200	$-
Other	32,759	-
Total deferred tax assets	5,048,958	-
Deferred tax liabilities:
Depreciation and amortization	(552,039)	-
Total deferred tax liabilities	(552,039)	-
Less: Valuation allowance	(4,496,919)	-

Net deferred tax assets	$-	$-

As of December 31, 2023, the Company has a net operating loss carry forward of $14,875,000. Of the $14.9 million of net operating losses, $1.3 million will begin to expire in 2029 and $13.6 million will not expire but will be limited in utilization of 80% of taxable income. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code. The valuation allowance was increased by approximately $4,497,000 in 2023.

ASC 740 provides guidance on the financial statement recognition and measurement for uncertain income tax positions that are taken or expected to be taken in a company’s income tax return. The Company has evaluated its tax positions and believes there are no uncertain tax positions as of December 31, 2023. The Company classifies income tax penalties and interest, if any, as part of other general and administrative expenses in the accompanying consolidated statements of operations. The Company did not expense any penalties or interest during the years ended December 31, 2023 or 2022, and did not accrue any penalties or interest as of December 31, 2023 or 2022.

NOTE 19 – SEGMENT REPORTING

Operating segments are components of an enterprise about which separate financial information is available and is evaluated regularly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its COO as the CODM. The Company operates and reports in two segments: Trucking and Digester.

Trucking Segment: The Trucking Segment generates service revenues and incurs expenses by transporting environmental and other waste for customers.

Digester Segment: The Digester Segment primarily generates revenues and incurs expenses through the production and sale of ‘digester’ equipment to customers. The segment also generates revenue through related services such as digester maintenance and software services.

The Company believes that this structure reflects its current operational and financial management, and that it provides the best structure for the Company to focus on growth opportunities while maintaining financial discipline. The factors used to identify the Trucking and Digester operating segments were the difference in revenue streams and customer base for each segment, the reporting structure for operational and performance information within the Company, and management’s decision to organize the Company around the different revenue generating activities of the segments. Total revenues for each reportable segment is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
	$	$
Trucking	6,228,457	4,203,112
Digester	1,395,992	-
Corporate / Other	135	-
Total Company	$7,624,584	$4,203,112

Gross profit (loss) for each reportable segment is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
	$	$
Trucking	322,657	(4,740)
Digester	798,748	-
Corporate / Other	44	-
Total Company	$1,121,449	$(4,740)

Net loss before provision for income taxes for each reportable segment is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
	$	$
Trucking	(4,152,256)	(658,663)
Digester	(20,303,071)	-
Corporate / Other	(124,549,722)	-
Total Company	$(149,005,049)	$(658,663)

Total assets, capital expenditures, and depreciation and amortization expense for each reportable segment is as follows:

	Assets		Capital expenditures		Depreciation and amortization (1)
	As of December 31,		Year Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022	2023	2022

Trucking	$8,804,653	$7,407,967	$643,100	$3,349,628	$492,770	$325,382
Digesters	13,122,976	-	14,345	—	436,684	—
Corporate / Other	247,845	-	-	—	—	—
Total Company	22,175,474	7,407,967	657,445	3,349,628	929,454	325,382

(1)	Depreciation expense of $424,040 and $325,382 for the year ended December 31, 2023 and 2022, respectively, is classified as cost of revenues on the consolidated income statement and included in the Trucking Segment depreciation and amortization because it is information reviewed by the CODM.

NOTE 20 – SUBSEQUENT EVENTS

Subsequent events were evaluated through the issuance date of these financial statements. There were no subsequent events other than those described below:

Reincorporation in Nevada as Titan Environmental Solutions Inc., and Associated Effects

Effective January 10, 2024, and pursuant to an Amended and Restated Agreement and Plan of Merger (the “Reincorporation Agreement”) the Company merged with and into (the “reincorporation”), its wholly owned subsidiary Titan Environmental Solutions Inc. (“Titan”) with Titan as the surviving entity. As a result of the reincorporation the Company’s corporate name was changed from “TraQiQ, Inc.” to “Titan Environmental Solutions Inc.”. The individuals serving as the TraQiQ, Inc. executive officers and directors as of the effective time of the reincorporation continued to serve in such respective capacities with Titan following the effective time of the reincorporation.

Change in Equity Instruments and Share Authorizations

Pursuant to the Reincorporation Agreement each share of the Company’s common stock issued and outstanding immediately prior to the reincorporation was converted into one share of Titan’s common stock. Additionally, each share of the Company’s Series C Convertible Preferred Stock issued and outstanding immediately prior to the effective time of the Reincorporation Merger was converted into one share of Series A Convertible Preferred Stock of Titan (the “Series A Preferred Stock”), which has substantially the same rights and preferences as the Series C Preferred Stock. Each of the Company’s Series A Right to Receive Common Stock issued and outstanding immediately prior to the reincorporation was converted into one Series A Right to Receive Common Stock of Titan, which has substantially the same rights and preferences as the Company’s original Series A Rights to Receive Common Stock. Each of the Company’s Series B Right to Receive Common Stock issued and outstanding immediately prior to the reincorporation was converted into one Series B Right to Receive Common Stock of Titan, which has substantially the same rights and preferences as the Company’s original Series B Rights to Receive Common Stock.

As a result of the reincorporation, all the Company’s outstanding warrants were assumed by Titan and now represent warrants to acquire shares of Titan’s common stock. The reincorporation increased the authorized capital stock of the Company to 425,000,000 total shares, consisting of 400,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.0001 per share, of which 630,900 shares were designated “Series A Convertible Preferred Stock”. Due to the reincorporation the Company also adopted the “Titan Environmental Solutions Inc. 2023 Equity Incentive Plan”.

Authorization of Reverse Stock Split

Pursuant to the terms of the Reincorporation Agreement the Titan board of directors was authorized to effect a reverse stock split (the “Reverse Stock Split”) on the basis of one new share of Titan common stock for up to 50 shares of old Titan common stock, at the discretion of the Titan board of directors, at any time prior to the first anniversary of the effective date of the reincorporation. The Titan board of directors shall amend the articles of incorporation of Titan to reduce the number of authorized shares of common stock to a number of shares, as determined by the Titan board of directors, that is not less than 110% of the number of outstanding shares of common stock on a fully-diluted basis after giving effect to the Reverse Stock Split.

Change in Trading Symbol of Common Stock

Following the reincorporation and effective January 16, 2024, the Company’s trading name was changed from TraQiQ, Inc. to Titan Environmental Solutions Inc. Additionally, the trading symbol of its common stock changed from “TRIQ” to “TESI”.

Exchange of Prefunded Warrants (Share Rights) for Common Stock

On January 23, 2024, 100,000 of the Company’s Series A Rights were exercised. As a result, the Company issued 100,000 shares of common stock.

Between January 17, 2024 and January 29, 2024, 10,152,269 of the Company’s Series B Rights were exercised. As a result, the Company issued 10,152,269 shares of common stock.

Issuance of Related Party Convertible Note Payable

On February 28, 2024, the Company issued a convertible note payable to a Director. The note has a maturity date of August 31, 2025, an annual interest rate of 11%, and a principal balance of $62,500. The note also was issued with an original issue discount of $12,500. The note contains a “mandatory conversion” feature requiring that in the event the Company completes a change in control transaction and in connection to that transaction, the holder of another note held by the Company converts their note into equity securities of the Company, the note with the mandatory conversion feature shall automatically convert into the same equity securities. The note also contains a “rollover rights” conversion feature that enables the holder to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

Issuance of Related Party Note Payable

On February 23, 2024, the Company issued a note payable to Glen Miller, the Company’s Chief Executive Officer. The note has a principal amount of $55,000 and an original issue discount of $5,000. The note is non-interest bearing and matures on June 30, 2024. The note also has a provision requiring a late fee of 10% of the note’s principal in the event the Company defaults on repayment by more than thirty (30) days.

On February 23, 2024, the Company issued a note payable to a related party. The note has a principal amount of $55,000 and an original issue discount of $5,000. The note is non-interest bearing and matures on June 30, 2024. The note also has a provision requiring a late fee of 10% of the note’s principal in the event the Company defaults on repayment by more than thirty (30) days.

Issuance of Convertible Note Payables

On February 28, 2024, the Company issued a convertible note payable (the “February 2024 Note). The February 2024 Note has a maturity date of August 31, 2025, an annual interest rate of 11%, and a principal balance of $62,500. The note also was issued with an original issue discount of $12,500.

On March 7, 2024, the Company issued a convertible note payable (the “March 2024 Note”). The note has a maturity date of August 31, 2025, an annual interest rate of 11%, and a principal balance of $125,000. The note also was issued with an original issue discount of $25,000.

The February 2024 Note and the March 2024 Note both contain a “mandatory conversion” feature requiring that in the event the Company completes a change in control transaction and in connection to that transaction, the holder of another note held by the Company converts their note into equity securities of the Company, the note with the mandatory conversion feature shall automatically convert into the same equity securities. The February 2024 Note and March 2024 Note both also contain a “rollover rights” conversion feature that enables the holder to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

Designation of Series A and Series B Preferred Stock

As of January 4, 2024, the Company’s board of directors designated a series of Preferred Stock consisting of 630,900 shares that were designated Series A Convertible Preferred Stock (“Series A Preferred Stock”). The rights related to the Series A Preferred Stock are virtually identical to the rights related to the Company’s common stock, except that each share of Series A Preferred Stock is convertible into 100 shares of Common Stock and the shares of Series A Preferred Stock vote together with the Common Stock on all matters submitted for a vote to our common stockholders on an as-converted basis.

As of April 3, 2024, the Company’s board of directors designated a series of Preferred Stock consisting of 1,360,000 shares that were designated Series B Convertible Preferred Stock (“Series B Preferred Stock”).

The Series B Preferred Stock ranks senior to the Series A Preferred Stock with respect to dividend rights and rights on the distribution of assets upon liquidation, dissolution and winding up. Holders of Series B Preferred Stock are entitled to receive dividends accruing on a daily basis in arrears at the rate of 10% per annum, or after the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations, as amended (the “Amended Certificate of Designation”)), 15% per annum, based on a 360 day year and the stated value of the Series B Preferred Stock of $10.00 per share (the “Stated Value”). The Company may, at its option, upon not less than ten (10) days nor more than sixty (60) days’ written notice, redeem the then issued and outstanding shares of Series B Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of 130% of the Stated Value per share of Series B Preferred Stock, plus any accumulated and unpaid dividends thereon to, but not including, the date fixed for redemption. Upon the occurrence of a Mandatory Redemption Event (as defined in the Amended Certificate of Designation), the Company will be required to redeem all of the then issued and outstanding shares of Series B Preferred Stock. The holders of the Series B Preferred Stock may elect to convert the Series B Preferred Stock into shares of Common Stock, at the applicable conversion rate (subject to certain adjustments), at any time, which right is subject to the Beneficial Ownership Limitation (as defined in the Amended Certificate of Designation). Subject to certain terms, the Company has the right to require that each holder of Series B Preferred Stock mandatorily convert all or any portion of their Series B Preferred Stock. A holder of outstanding shares of Series B Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series B Preferred Stock held by such the Holder are convertible on any matter presented to the Company’s stockholders, except as required by law or as specifically set forth in the Amended Certificate of Designation. In the event of a liquidation, dissolution or winding up of the Company, each holder of Series B Preferred Stock is entitled to receive out of the Company’s assets before any payment or distribution shall be made to the holders of any Junior Securities (as defined in the Amended Certificate of Designation), the greater of (i) an amount per share equal to the sum of (x) the Stated Value and (y) any unpaid dividends, and (ii) the same amount that a holder of Common Stock would receive on an as-converted basis.

Warrants and Securities Purchase Agreement

On January 5, 2024, the Company received $650,000 from three investors in exchange for preferred stock and warrants. The first investor received 916,667 warrants, the second investor received 666,667 warrants, and the third investor received 1,166,667 warrants. Each warrant has an exercise price of $0.06 per share and requires the Company to keep in reserve for issuance a number of common stock shares equal to 125% of the shares necessary to be issued in the event that the warrant is exercised. Each warrant also expires five years following the issuance date. The Company issued the warrants to their respective investors on January 5, 2024, but as of filing, the preferred stock remained unissued.

On April 5, 2024, the Company and an investor conducted a first closing under a Securities Purchase Agreement (the “SPA”). Under the terms of the SPA the investor is to receive 50,000 shares of the Company’s Series B Preferred Stock and 5,000,000 warrants in exchange for consideration of $500,000. Each warrant has an exercise price of $0.06 per share and requires the Company to keep in reserve for issuance a number of common stock shares equal to 125% of the shares necessary to be issued in the event that the warrant is exercised. Each warrant also expires five years following the issuance date.

Forbearance of Michaelson Note

In April 2024, the Company and Michaelson agreed to extend the term of the Michaelson Note until June 30, 2024, and forbear all other terms until May 1, 2024. In exchange for such extension and forbearance, the Company agreed to: 1) pay $600,000 to Michaelson upon the closing of the acquisition of Standard Waste Services, LLC -- $500,000 will be repayment of principal and $100,000 will be a fee for the forbearance (payable $50,000 in cash and $50,000 in Series B Preferred Stock), 2) any new debt incurred by the Company shall be subordinated to the Michaelson Note, and 3) Michaelson is to receive 25% of the net proceeds on any capital raised greater than $6.0 million (Note 9 – Notes Payable).

