Form 10-Q
period 2024-03-31
Titan Environmental Solutions Inc.
filed 2024-05-15
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-56148

Titan Environmental Solutions Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	30-0580318
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 E. Long Lake Road, Suite 100A Bloomfield Hills, Michigan	48304
(Address of Principal Executive Office)	(Zip Code)

(248) 775-7400

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of May 13, 2024, was 25,386,814.

Documents incorporated by reference:	None

TITAN ENVIRONMENTAL SOLUTIONS INC.

As used in this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our” and the “Company” mean Titan Environmental Solutions Inc. and its wholly owned subsidiaries, taken as a whole (unless the context indicates a different meaning).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed in this quarterly report on Form 10-Q contain certain “forward-looking statements” within the meaning of the federal securities laws. This includes statements regarding our future financial position, economic performance, results of operations, business strategy, budgets, projected costs, plans and objectives of management for future operations, and the information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue” or similar terminology, although not all forward-looking statements contain these words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Important factors that may cause actual results to differ from projections include, for example:

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

When considering these forward-looking statements, you should keep in mind the cautionary statements in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”). We cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

4

Item 1. Financial Statements

TITAN ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2024 (UNAUDITED) AND DECMBER 31, 2023

	MARCH 31,	DECEMBER 31,
	2024	2023
	(unaudited)
ASSETS

Current Assets:
Cash	$3,427	$103,578
Accounts receivable, net of allowance for expected credit losses of $36,187 and $43,016 as of March 31, 2024 and December 31, 2023, respectively	934,880	970,629
Other receivables	-	7,351
Prepaid expenses and other current assets	218,957	248,932
Inventory	219,919	145,000
Total Current Assets	1,377,183	1,475,490

Property and equipment, net	6,402,837	5,780,747
Intangible assets, net	6,461,921	6,654,030
Goodwill	6,516,915	6,516,915
Other assets	668,168	165,668
Operating lease right-of-use assets, net	1,480,770	1,582,624
Total Non-current Assets	21,530,611	20,699,984

TOTAL ASSETS	$22,907,794	$22,175,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$5,216,118	$4,072,958
Customer deposits	523,814	226,671
Accrued payroll and related taxes	160,608	144,326
Derivative liability	-	17,500
Convertible notes payable, net of discounts	2,983,767	2,871,900
Convertible notes payable, net of discounts – related party	749,520	724,250
Notes payable, net of discounts and deferred financing costs	3,558,582	3,381,446
Notes payable, net of discounts – related party	861,000	530,000
Operating lease liabilities, current	397,497	391,547
Shares to be issued	50,000	50,000
Total Current Liabilities	14,500,906	12,410,598

Notes payable, net of current portion, discounts and deferred financing costs	2,743,512	2,571,215
Notes payable, net of current portion and discounts – related party	537,470	603,470
Convertible notes payable, net of current portion	176,965	-
Convertible notes payable, net of current portion – related parties	59,023	-
Operating lease liabilities, net of current portion	1,199,536	1,290,866
Total Non-current Liabilities	4,716,506	4,465,551

Total Liabilities	19,217,412	16,876,149

Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, 25,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $0.0001, 630,900 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	63	63
Common stock, par value, $0.0001, 400,000,000 shares authorized, 25,386,814 and 15,134,545 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2,539	1,513
Additional paid in capital	156,889,062	155,377,798
Accumulated deficit	(153,201,282)	(150,080,049)

Total Stockholders’ Equity	3,690,382	5,299,325

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,907,794	$22,175,474

The accompanying notes are an integral part of these consolidated financial statements.

TITAN ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023

REVENUE	$1,755,750		$1,080,327
COST OF REVENUES	1,623,156		1,161,112
GROSS PROFIT (LOSS)	132,594		(80,785)

OPERATING EXPENSES
Salaries and salary related costs	487,031		189,316
Professional fees	873,439		194,779
Depreciation and amortization	192,867		6,419
General and administrative expenses	401,640		131,646
Total operating expenses	1,954,977		522,160

OPERATING LOSS	(1,822,383)		(602,945)

OTHER (EXPENSE) INCOME:
Change in fair value of derivative liability	17,500		-
Interest expense, net of interest income	(510,454)		(79,652)
Other income (expense), net	56,393		300
Total other (expense) income	(436,561)		(79,352)

Provision for income taxes	-		-
Net loss	$(2,258,944)		$(682,297)

Deemed dividend	(862,289)		-
Net loss available to common stockholders	$(3,121,233)		$(682,297)

Net loss per share
Basic and diluted	$(0.01)	$	N/A

Weighted-average common shares outstanding
Basic and diluted	222,067,042		N/A

The accompanying notes are an integral part of these consolidated financial statements.

TITAN ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/MEMBERS’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

	Members’ Equity	Series A Preferred Stock (1)		Series B Preferred Stock (2)		Common Stock		Additional paid-in	Accumulated
	(Deficiency)	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance – January 1, 2024	$-	630,900	63	-	$-	15,134,545	$1,513	$155,377,798	$(150,080,049)	$5,299,325
Issuance of Warrants	-	-	-	-	-	-	-	1,512,290	(862,289)	650,001
Exercise of share rights (prefunded warrants)	-	-	-	-	-	10,252,269	1,026	(1,026)		-
Net loss	-	-	-	-	-	-	-	-	(2,258,944)	(2,258,944)
Balance – March 31, 2024	$-	630,900	$63	-	$-	25,386,814	$2,539	$156,889,062	$(153,201,282)	$3,690,382

	Members’ Equity	Series A Preferred Stock (1)		Series B Preferred Stock (2)		Common Stock		Additional paid-in	Accumulated
	(Deficiency)	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance – January 1, 2023	$2,526,104	-	-	-	-	-	$-	$-	$-	$2,526,104
Contributions, net of distributions	170,000	-	-	-	-	-	-	-	-	170,000
Net loss	(682,297)	-	-	-	-	-	-	-	-	(682,297)
Balance – March 31, 2023	$2,013,807	-	$-	-	$-	-	$-	$-	$-	$2,013,807

(1)	On January 10, 2024, the Company redomiciled and exchanged all outstanding shares of its pre-existing Series C Preferred Stock for shares of a new class of Series A Preferred Stock (Note 1 – Organization and Nature of Operations). The Statement of Changes in Stockholders’ Equity/Member’s Equity for the three months ended March 31, 2023 has been retrospectively restated to reflect this change.
(2)	On January 10, 2024, the Company redomiciled and its pre-existing Series A class of Preferred Stock and Series B class of Preferred stock were eliminated (Note 1 – Organization and Nature of Operations). The Statement of Changes in Stockholders’ Equity/Member’s Equity for the three months ended March 31, 2023 has been retrospectively restated to reflect these changes.

The accompanying notes are an integral part of these consolidated financial statements.

TITAN ENVIRONMENTAL SOLTUIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVIITES
Net loss	$(2,258,944)	$(682,297)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for (recovery of) bad debt expense	(7,207)	-
Depreciation and amortization	304,942	119,826
Change in fair value of derivative liability and derivative expense	(17,500)	-
Amortization of discounts and convertible options on debt	180,311	4,664
Changes in assets and liabilities
Accounts receivable	42,956	54,770
Prepaid expenses and other current assets	29,976	6,876
Other receivables	7,351	(2,100)
Inventory	(74,919)	-
Other assets	(502,500)	-
Right-of-use asset	101,854	21,594
Accounts payable, accrued expenses and deferred taxes	1,143,160	81,120
Customer deposits	297,143	-
Accrued payroll and payroll taxes	16,282	21,032
Operating lease liability	(85,380)	(22,944)
Net cash used in operating activities	(822,475)	(397,459)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of fixed assets	(734,923)	(50,050)
Net cash used in investing activities	(734,923)	(50,050)

CASH FLOWS FROM FINANCING ACTIVITES
Subscription receivable	-	200,000
Proceeds from issuance of warrants	650,001	-
Proceeds from convertible notes	150,000	-
Proceeds from convertible notes – related parties	50,000	-
Proceeds from notes payable	675,493	512,470
Repayments of notes payable	(328,247)	(238,848)
Proceeds from notes payable – related parties	290,000	-
Repayment of notes payable – related parties	(30,000)	-
Net cash provided by financing activities	1,457,247	473,622

NET INCREASE (DECREASE) IN CASH	(100,151)	26,113

CASH – BEGINNING OF PERIOD	103,578	26,650

CASH – END OF PERIOD	$3,427	$52,763

CASH PAID DURING THE PERIOD FOR:
Interest expense	$172,116	$78,770
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of note payable	$-	$170,000

The accompanying notes are an integral part of these consolidated financial statements.

TITAN ENVIRONEMENTAL SOLUTIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Titan Environmental Solutions Inc., formerly known as TraQiQ, Inc. (“Titan” or along with its wholly-owned subsidiaries, referred to herein as the “Company”), is engaged in the full-service solution of waste management. Effective January 10, 2024, the Company redomiciled from a California corporation into a Nevada corporation (the “redomicile”). As a result of the redomicile, the Company’s name was changed from TraQiQ, Inc. (“TraQiQ”) to Titan Environmental Solutions Inc.

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

On May 19, 2023, the Company completed its acquisition of Titan Trucking and Titan Trucking’s wholly owned subsidiary, Senior Trucking, LLC (“Senior”). In accordance with ASC 805 - Business Combinations (“ASC 805”), the transaction was treated as a reverse acquisition for financial reporting purposes, with the Company treated as the legal acquirer and Titan Trucking treated as the accounting acquirer. The Company remains the continuing registrant and reporting company. Accordingly, the historical financial and operating data of the Company, which covers periods prior to the closing date of the Titan Merger, reflects the assets, liabilities, and results of operations for Titan Trucking and does not reflect the assets, liabilities and results of operations of the Company for the periods prior to May 19, 2023 (Note 3 – Business Combinations).

On July 28, 2023, the Company, its wholly-owned subsidiary TraQiQ Solutions, Inc (“Ci2i”), and Ajay Sikka (“Sikka”), a director of the Company and its former chief executive officer, signed an Assignment of Stock Agreement (the “Assignment Agreement”). Under the terms of the Assignment Agreement, the Company assigned and transferred to Sikka all of the rights, title, and interests in the issued and outstanding equity interests of Ci2i in exchange for consideration of $1. The Company additionally assumed from Ci2i loans and short term debts valued at $209,587 plus fees and interest. Other than the liabilities assumed from Ci2i, the balance sheet amounts and operations of Ci2i as of the date of sale were insignificant.

Change in Equity Instruments and Share Authorizations Due to Redomicile

As a result of the redomicile, each share of TraQiQ’s’s common stock issued and outstanding immediately prior to the redomicile was exchanged for one share of Titan’s common stock. Additionally, each share of the TraQiQ Series C Convertible Preferred Stock issued and outstanding immediately prior to the effective time of the redomicile was exchanged for one share of Series A Convertible Preferred Stock of the Nevada corporation (the “Series A Preferred Stock”), which has substantially the same rights and preferences as the TraQiQ Series C Preferred Stock. Each of TraQiQ’s Series A Rights to Receive Common Stock issued and outstanding immediately prior to the redomicile was exchanged for one Series A Right to Receive Common Stock of Titan, which has substantially the same rights and preferences as the TraQiQ Series A Rights to Acquire Common Stock. Each of the TraQiQ Series B Rights to Receive Common Stock issued and outstanding immediately prior to the redomicile was exchanged for one Series B Right to Receive Common Stock of Titan, which has substantially the same rights and preferences as the TraQiQ Series B Rights to Acquire Common Stock.

As a result of the redomicile, all of TraQiQ’s outstanding warrants were assumed by Titan and now represent warrants to acquire shares of Titan’s common stock. The redomicile increased the Company’s authorized capital stock to 425,000,000 total shares, consisting of 400,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.0001 per share, of which 630,900 shares were designated “Series A Convertible Preferred Stock”. In connection with the redomicile, the Company also adopted the “Titan Environmental Solutions Inc. 2023 Equity Incentive Plan.”

Going Concern

The Company’s consolidated financial statements as of March 31, 2024 and December 31, 2023 are prepared using accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern. This contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.

For the three months ended March 31, 2024, the Company had a net loss of $2,258,944. The working capital of the Company was a deficit of $13,123,723 as of March 31, 2024 (deficit of $10,935,108 as of December 31, 2023). The March 31, 2024 working capital deficiency includes $2,257,090 of principal repayments from the Michaelson Note (as defined in Note 9 – Notes Payable) due by June 30, 2024; the Company currently does not have sufficient funds to repay this debt. As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans include raising capital through issuances of equity and debt securities, and minimizing operating expenses of the business to improve the Company’s cash burn rate. On July 17, 2023, the Company converted $1,944,000 of principal and $75,263 of accrued interest related to its outstanding convertible note payables into Series A rights to receive common stock (“Series A Rights”), resulting in the extinguishment of almost all of the Company’s convertible note embedded derivative liabilities. In addition, the Company has been successful in attracting substantial capital from investors interested in the current public status of the Company that has been used to support its ongoing cash outlays. This includes $250,000 of convertible notes (Note 10 – Convertible Notes Payable) and $650,000 of warrants (Note 14 – Stockholders’ Equity) during the three months ended March 31, 2024 (Note 10 - Convertible Notes Payable). The Company believes, but cannot guarantee, it will continue to be able to attract capital from outside sources as it pursues a move to a national stock exchange. The Company has engaged a qualified investment bank to assist in the uplisting of its common stock and simultaneous raise of capital. In addition, the Company’s revenue continues to grow and management expects the Company to shrink its net losses over the upcoming quarters through organic and acquisitive growth. The Company has identified a plan to decrease expenses going forward to reduce its cash burn.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and notes for complete financial statements. In the opinion of management, all adjustments (consistent of normal recurring accruals and adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included. Results for the interim periods should not be considered indicative of results to be expected for a full year.  Reference should be made to the consolidated financial statements and related notes thereto contained in our Form 10-K for the year ended December 31, 2023.

Principles of Consolidation and Basis of Accounting

The consolidated financial statements include the accounts of Titan Environmental Solutions Inc. and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated. The Company’s policy is to prepare its consolidated financial statements on the accrual basis of accounting, whereby revenue is recognized when earned and expenses are recognized when incurred.

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

Cash

The Company considers all highly-liquid money market funds and certificates of deposit with original maturities of less than three months to be cash equivalents. The Company maintains its cash balances with various banks. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company monitors the cash balances held in its bank accounts, and as of March 31, 2024 and December 31, 2023, did not have any concerns regarding cash balances which exceeded the insured amounts.

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

As of March 31, 2024 and December 31, 2023, the Company allocated $36,187 and $43,016, respectively, to the allowance for credit loss. The Company writes off bad debts as they occur during the year.

Inventory

Inventories primarily consist of parts for our digester business purchased for resale. Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Management reviews the age of inventories for obsolescence and determined that a reserve for obsolescence was not required as of March 31, 2024 and December 31, 2023.

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

Management regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management’s assessment, there were no indicators of impairment of the Company’s property and equipment as of March 31, 2024 and December 31, 2023, respectively.

Finite Long-lived Intangible Assets, Net

Finite long-lived intangible assets are recorded at their estimated fair value at the date of acquisition. Finite long-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Management annually evaluates the estimated remaining useful lives of the finite intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization. The Company recognized finite intangible intellectual property, noncompete agreement, customer list, and tradename assets from its reverse acquisition with Titan Trucking (Note 3 – Business Combinations).

Finite long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. Management assessed and concluded that no impairment write-down would be necessary for finite long-lived intangible assets as of March 31, 2024 and December 31, 2023.

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

Loan Origination Fees

Loan origination fees represent loan fees, inclusive of original issue discounts, relating to convertible note payables and note payables granted to the Company. The Company amortizes loan origination fees over the life of the note (Note 9 – Notes Payable and Note 10 – Convertible Notes Payable). Amortization expense of loan issuance fees for the three months ended March 31, 2024 and 2023 was $180,311 and $4,664, respectively. The net amounts of $318,867 and $434,542 were netted against the outstanding notes payable as of March 31, 2024 and December 31, 2023, respectively.

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

Valuations derived from various models are subject to ongoing internal and external verification and review. The Company determined the fair value of the derivative liability as of December 31, 2023, using the Black-Scholes pricing model for its derivative liability from warrants. The inputs used involve management’s judgment and may impact net loss. As of March 31, 2024 the derivative liability was $0 (Note 11 – Derivative Liability).

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

The Company’s operating revenues are primarily generated from fees charged for the collection and disposal of waste by its Trucking Segment. Revenues are recognized at a point in time immediately after completion of disposal of waste at a landfill or transfer station. Revenues from collection operations are influenced by factors such as collection frequency, type of collection furnished, type and volume or weight of the waste collected, distance to the disposal facility or material recovery facility and disposal costs. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, including the cost of loading, transporting, and disposing of the solid waste at a disposal site. The fees charged for services generally include environmental, fuel charge and regulatory recovery fees, which are intended to pass through to customers as direct and indirect costs incurred. For waste collection and disposal services, the Company invoices its customers with standard 30-day payment terms without any significant financing terms.

The Company’s Digester Segment also recognizes operating revenues from its product sales, such as sales of digester equipment and parts. Performance obligations from product sales are satisfied at the point in time when products are shipped to the customer, which is when the customer has title and control. Therefore, the Company’s product sale contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of products. When revenue is earned on digester equipment related services, such as management advisory fees and digester maintenance and repair services, fees are recognized as the services are performed based on service milestones. The Company offers customers subscriptions to software which aids in the use of its Digester products; software revenue is recognized over time for the course of the subscription. For product sales, the Company invoices its customers with standard 30-day payment terms without any significant financing terms.

The following is a summary of revenue disaggregated by type for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Product sales and product related services	$568,168	$-
Waste collection and disposal	1,187,582	1,080,327
Total revenue	$1,755,750	$1,080,327

Concentration Risk from Revenues

A major customer is defined as a customer that represents 10% or greater of total revenues. The Company does not believe that the risk associated with these customers or vendors will have an adverse effect on the business. The Company’s concentration of revenue is as follows:

	Three Months Ended
	March 31,
	2024	2023
Customer A	15%	*
Customer B	20%	53%
* Represents amounts less than 10%

Concentration Risk from Accounts Receivable

A major customer is defined as a customer that represents 10% or greater of total accounts receivable, net. The Company does not believe that the risk associated with these customers or vendors will have an adverse effect on the business. The Company’s concentration of accounts receivable is as follows:

	As of March 31, 2024	As of December 31, 2023
Customer A	15%	*
Customer B	22%	24%
Customer C	11%	*
* Represents amounts less than 10%

The Company maintains positive customer relationships and continually expands its customer base, mitigating the impact of any potential concentration risks that exist.

Basic and Diluted (Loss) Income per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of vested common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2024 and 2023, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	Three Months Ended
	March 31,
	2024	2023
Series A preferred stock	63,090,000	N/A
Warrants	5,262,119	N/A
Total common stock equivalents	68,352,119	N/A

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

Income Taxes and Uncertain Tax Positions

The Company and its U.S. subsidiaries file a consolidated federal income tax return and are taxed as a C-Corporation, whereby they are subject to federal and state income taxes. The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes, established for all the entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Advertising and Marketing Costs

Costs associated with advertising are charged to expense as occurred. For the three months ended March 31, 2024 and 2023, the advertising and marketing costs were $23,399 and $1,348, respectively.

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

NOTE 3 – BUSINESS COMBINATIONS

Titan Trucking, LLC Reverse Acquisition

The Company’s subsidiary Titan Merger Sub Corp. (“Merger Sub”), Titan Trucking and the owners of Titan Trucking (“Titan Trucking owners”) entered into a merger agreement (the “Titan Merger Agreement”) on May 19, 2023 (the “acquisition date”). Pursuant to the terms of the Titan Merger Agreement, Merger Sub was merged with and into Titan Trucking on the acquisition date with Titan Trucking surviving as a wholly-owned subsidiary of the Company (the “Titan Merger”). For U.S. federal income tax purposes, the Titan Merger qualified as a tax-free “reorganization”. Under the terms of the Titan Merger Agreement, the Company agreed to pay the Titan Trucking owners 630,900 shares of the Company’s Series A Preferred Stock. Concurrent to the Titan Merger, the Company’s chief executive officer and one of the Company’s directors resigned from their respective positions and a new chief executive officer, chief operating officer and chief financial officer were appointed. Additionally, the new chief executive officer and chief operating officer were both appointed as directors of the Company.

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

The fair value of the noncompete agreement intangible asset was measured with a discounted cash flow analysis that compared projected cash flows during the noncompete agreement period with and without the agreement. Significant inputs used to measure the fair value include an estimate of time for the parties involved to identify the product, bring in the technology, and start the manufacturing process. As well as the estimated risk that the parties involved would choose to compete without the agreement in place and a discount rate of 12.7%. The noncompete agreement prevents the parties involved from directly or indirectly engaging in, or being interested in, any business or entity that engages in any business substantially similar to the Recoup Digester business for a period of five (5) years.

Goodwill arising from the acquisition consisted of new customer relationships for the Company, access to new product market opportunities and expected growth opportunities. Total acquisition costs incurred were approximately $450,000, which was recorded as a component of professional fees expenses during the three months ended June 30, 2023.

The approximate revenue for Titan (excluding the operations of Titan Trucking) was $568,000 for the three months ended March 31, 2024. The approximate gross profit for Titan (excluding the operations of Titan Trucking) was $411,000 for the three months ended March 31, 2024.

The following supplemental pro-forma financial information approximate combined financial information assumes that the acquisition had occurred at the beginning of the year ended December 31, 2023:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Total revenue	$1,755,750	$1,145,367
Net loss	$(2,258,944)	$(27,574,837)
Pro forma loss per common share	$(0.01)	$(0.83)
Pro forma weighted average number of common shares basic and diluted	222,067,042	33,060,136

The pro forma combined results of operations for the three months ended March 31, 2023, included stock-based compensation of $5,590,485 and goodwill impairment expense of $20,364,001. The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred, nor are they necessarily indicative of future consolidated results.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Containers	$1,855,216	$1,740,393
Trucks and tractors	5,008,192	4,388,091
Trailers	1,033,259	1,033,259
Shop equipment	40,380	40,380
Leasehold improvements	33,934	33,934
	7,970,981	7,236,057
Less accumulated depreciation	(1,568,144)	(1,455,310)
Net book value	$6,402,837	$5,780,747

Depreciation expenses for the three months ended March 31, 2024 and 2023 were $112,834 and $112,951, respectively.

NOTE 5 – INTANGIBLES, NET

Intangible assets consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Customer Lists	$1,137,807	$1,137,807
Intellectual Property	5,228,548	5,228,548
Tradenames	509,818	509,818
Noncompete Agreement	282,948	282,948
Less: accumulated amortization	(697,200)	(505,091)
Net book value	$6,461,921	$6,654,030

Amortization expense from intangible assets was $192,109 and $6,875 for the three months ended March 31, 2024 and 2023, respectively.

As a result of the Titan Merger, the Company recorded $5,228,548 of intellectual property, $509,818 of tradenames, a $450,307 customer list, and a $282,948 noncompete agreement on the acquisition date (Note 3 – Business Combinations).

Future amortization expense from intangible assets as of March 31, 2024 were as follows:

For the Years Ended,
December 31,
Remainder of 2024	$580,357
2025	770,356
2026	770,356
2027	770,356
2028	711,930
Thereafter	2,858,566
Total remaining amortization expense	$6,461,921

NOTE 6 – GOODWILL

The Company has two reporting units, Trucking and Digester. As of March 31, 2024, and December 31, 2023, the goodwill for both reporting units was $6,516,915. Due to the Titan Merger and the resulting recognition of goodwill from the reverse acquisition, the Company recognized goodwill of $26,880,916 for the Digester reporting unit on the Titan Merger acquisition date.

During the year ended December 31, 2023, and as a result of the financial performance of the Digester Segment, the Company concluded it was more likely than not that the fair value of the reporting unit was less than it’s carrying amount. Therefore, the Company performed an impairment assessment of the goodwill. The fair value of the Digester reporting unit was estimated using an income approach and included assumptions related to estimates of future revenue and operating expenses, long-term growth rates, a technology obsolescence rate, and a discount rate. The quantitative impairment test indicated a fair value of the reporting unit that was lower than its carrying value, and as a result, the goodwill was impaired with an impairment expense of $20,364,001 during the year ended December 31, 2023.

The changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2023 and 2024 was as follows:

	Trucking	Digester
Gross goodwill:
Balance as of January 1, 2023	$-	$-
Goodwill recognized	-	-
Balance as of March 31, 2023	-	-
Accumulated impairment	-	-
Balance as of January 1, 2023	-	-
Impairment	-	-
Balance as of March 31, 2023	-	-
Net carrying value, as of March 31, 2023	-

Gross goodwill:
Balance as of January 1, 2024	-	26,880,916
Goodwill recognized	-	-
Balance as of March 31, 2024	-	26,880,916
Accumulated impairment:
Balance as of January 1, 2024	-	(20,364,001)
Impairment	-	-
Balance as of March 31, 2024	-	(20,364,001)
Net carrying value, as of March 31, 2024	$-	$6,516,915

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Detail of accounts payable and accrued expenses as of March 31, 2024 and December 31, 2023 was as follows:

	March 31,	December 31,
	2024	2023
Accounts payable	$4,363,790	$3,475,570
Credit card payable	152,303	153,728
Accrued interest	379,187	233,611
Accrued expenses and other payables	320,838	210,049
Total accounts payable and accrued expenses	$5,216,118	$4,072,958

NOTE 8 – LEASES

As of March 31, 2024, Titan Trucking maintained three leases classified as operating leases. Leases with an initial term of 12 months or less or leases that are immaterial are not included on the consolidated balance sheets.

Titan Trucking has a 62-month lease in Troy, Michigan which expires on January 15, 2025. The monthly payments were initiated on February 15, 2020 at $8,251 after a 2-month rent abatement period and are currently $9,287 per month. Straight rent was calculated at $8,479 per month. The total remaining operating lease expenses through expected termination date on the lease are approximately $85,000.

On April 1, 2023, Titan Trucking entered into a 60-month lease in Detroit, Michigan, with a related party through common ownership, which expires on March 31, 2028. On September 1, 2023, the Company and the related party amended the lease, resulting in decreased payment terms. The lease has the option to renew for an additional 5 years given proper notice. The monthly payments were initiated on May 1, 2023 after a 1-month rent abatement period. Straight rent for the amended lease was calculated at $29,113 per month. The total remaining operating lease expenses expected through termination date on the lease are approximately $1,397,000.

On November 1, 2023, the Company entered into a 39-month lease in Bloomfield Hills, Michigan which expires on January 31, 2027. The monthly payments were initiated in February of 2024 at $7,417 after a 3-month rent abatement period. Straight rent was calculated at $7,542 per month. The total remaining operating lease expenses through expected termination date on the lease are approximately $264,000.

	March 31,	December 31,
	2024	2023
Weighted average remaining lease term (in years)	3.64	3.86
Weighted average discount rate	8.10%	8.10%

Future minimum lease payments required under operating leases on an undiscounted cash flow basis as of March 31, 2024, were as follows:

For the Years Ended,
December 31,
Remainder of 2024	$395,270
2025	460,980
2026	485,504
2027	418,442
2028	102,211
Total minimum lease payments	1,862,407
Less: imputed interest	(265,374)
Present value of future minimum lease payments	1,597,033

Current operating lease liabilities	397,497
Non-current operating lease liabilities	$1,199,536

The Company had operating lease expenses of $136,129 and $25,304 for the three months ended March 31, 2024 and 2023, respectively. The Company records operating lease expense as a component of general and administrative expenses on the consolidated statements of operations.

NOTE 9 – NOTES PAYABLE

The Company borrows funds from various creditors to finance its equipment, operations and acquisitions. The Company’s collateralized loans are secured by interest in the financed equipment.

On December 15, 2022, Titan Trucking entered into a $170,000 promissory note agreement with WTI Global Inc. (“WTI”) at a 7% per annum interest rate. The promissory note was issued as consideration for the acquisition of intangible assets from WTI during the year ended December 31, 2022. On February 1, 2023, WTI agreed to cancel the promissory note in exchange for an ownership interest in the Company. The cancellation was recorded on the condensed consolidated balance sheet as an equity contribution (See Note 14 – Stockholders’ Equity).

The Company’s notes payables balance as of March 31, 2024 and December 31, 2023, consisted of the following:

		March 31,		December 31,
		2024		2023
		Current	Non-current	Current	Non-current

Collateralized Loans:
M&T Bank	(a)	289,007	-	133,072	188,121
Daimler Truck	(b)	37,479	-	53,429	-
Ascentium Capital	(c)	204,958	608,198	195,519	612,674
Balboa Capital	(d)	43,874	125,236	42,829	136,604
Blue Bridge Financial	(e)	12,094	36,056	11,733	39,218
Channel Equipment Finance	(f)	80,042	93,371	93,818	98,230
Financial Pacific	(g)	32,460	93,068	33,006	100,214
M2 Equipment	(h)	53,845	176,331	43,099	134,940
Meridian Equipment Finance	(i)	28,658	78,190	28,001	85,606
Navitas	(j)	40,642	108,417	39,840	118,883
Pawnee Leasing Corp	(k)	47,090	135,624	45,910	147,848
Signature Bank	(l)	81,241	274,306	79,732	295,189
Trans Lease, Inc.	(m)	95,719	354,042	44,657	112,912
Verdant Commercial Capital	(n)	47,916	109,954	47,175	122,215
Western Equipment Capital	(o)	46,028	129,695	45,016	141,589
Amur Equipment Finance	(p)	34,662	178,253	33,465	187,381
CH Brown Company LLC	(q)	20,082	123,346	-	-
TF Group, Inc.	(r)	16,446	91,040	-	-

Issued prior to Titan Merger:
Michaelson Capital	(s)	2,257,090	-	2,307,090	-
Loanbuilder	(t)	91,096	80,142	91,096	102,916
Individual	(u)	25,000	-	25,000	-
Kabbage Funding Loans	(v)	-	-	9,344	-

Related Parties:
Titan Holdings 2	(w)	331,000	537,470	175,000	603,470
Titan Holdings 5	(x)	107,000	-	40,000	-
Miller	(y)	305,000	-	250,000	-
Rizzo	(z)	118,000	-	65,000	-

Total outstanding principal		4,446,429	3,332,739	3,932,831	3,228,010
Less: discounts		(26,847)	(51,757)	(21,385)	(53,325)
Total notes payable		4,419,582	3,280,982	3,911,446	3,174,685

Less: Notes payable – related parties		861,000	537,470	530,000	603,470
Notes payable		$3,558,582	$2,743,512	$3,381,446	$2,571,215

(a)

Titan Trucking entered into a collateralized loan on December 23, 2022 with M&T Bank which matures on February 23, 2025. The loan has an interest rate of 8.78% and the Company remits monthly payments of $13,000 with a balloon payment at maturity of $176,497.

(b)

On June 3, 2019, Titan Trucking entered into another collateralized loan agreement with Daimler Truck for $160,601, with a maturity date of September 3, 2024. Titan Trucking makes monthly payments of $2,795 towards principal and interest. Interest accrues at a rate of 6% per annum.

On June 14, 2019, Titan Trucking entered into another collateralized loan agreement with Daimler Truck for $155,740, with a maturity date of September 29, 2024. Titan makes monthly payments of $2,762 towards principal and interest. Interest accrues at a rate of 6% per annum.

(c)

Between May 5, 2022, and June 5, 2022, Titan Trucking entered into three equipment financing agreements with Ascentium Capital. The agreements had principal amounts between $250,000 and $311,795, matured after a term of three years, and had annual interest rates ranging from 3.75% to 5.82%. Titan Trucking makes monthly payments towards principal and interest ranging from $4,753 to $5,935.

On December 25, 2023 Titan Trucking entered into an equipment financing agreement with Ascentium Capital for $220,202, which matures on December 25, 2028. Titan Trucking makes monthly payments of $4,742 towards principal and interest. Interest accrues at a rate of 10.58% per annum.

On March 5, 2024 Titan Trucking entered into an equipment financing agreement with Ascentium Capital for $52,754, which matures on March 5, 2029. Titan Trucking makes monthly payments of $945 towards principal and interest. Interest accrues at a rate of 11.15% per annum

(d)	On August 13, 2022, Titan Trucking entered into a collateralized loan agreement with Balboa Capital for $230,482, which matures five years from the commencement date. Titan Trucking makes monthly payments of $4,860 towards principal and interest. Interest accrues at a rate of 9.68% per annum.

(e)

On August 11, 2022, Titan Trucking entered into an equipment finance agreement with Blue Bridge Financial for $64,539, which matures five years from the commencement date. Titan Trucking makes monthly payments of $1,442 towards principal and interest. Interest accrues at a rate of 12.18% per annum.

(f)

On September 19, 2023, Titan Trucking entered into an equipment finance agreement with Channel Equipment Finance for $123,574, which matures on August 28, 2028. Titan Trucking makes monthly payments of $3,051 towards principal and interest. Interest accrues at a rate of 16.69% per annum.

On October 31, 2023, Titan Trucking entered into an equipment finance agreement with Channel Equipment Finance for $84,000, which matures on November 15, 2024. Titan Trucking makes monthly payments of $7,448 towards principal and interest. Interest accrues at a rate of 56.95% per annum.

(g)

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

(h)

On August 10, 2022, Titan Trucking entered into an equipment financing agreement with M2 Equipment for $230,000, which matures five years from commencement. Titan Trucking makes monthly payments of $4,739 towards principal and interest. Interest accrues at a rate of 8.68% per annum.

On March 22, 2024, Titan Trucking entered into an equipment financing agreement with M2 Equipment for $62,564, which matures five years from commencement. Titan Trucking makes monthly payments of $1,384 towards principal and interest. Interest accrues at a rate of 11.75% per annum.

(i)	On August 16, 2022, Titan Trucking entered into an equipment financing agreement with Meridian Equipment Finance for $149,076, which matures five years from commencement. Titan Trucking makes monthly payments of $3,118 towards principal and interest. Interest accrues at a rate of 9.32% per annum.

(j)	On July 23, 2022, Titan Trucking entered into an equipment financing agreement with Navitas for $210,000, which matures five years from commencement. Titan Trucking makes monthly payments of $4,257 towards principal and interest. Interest accrues at a rate of 7.99% per annum.

(k)

On August 15, 2022, Titan Trucking entered into an equipment financing agreement with Pawnee Leasing Corp. for $248,157, which matures five years from commencement. Titan Trucking makes monthly payments of $5,296 towards principal and interest. Interest accrues at a rate of 10.19% per annum.

(l)

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

(m)

On August 20, 2022, Titan Trucking entered into a collateralized loan agreement with Trans Lease, Inc. for $210,750, which matures five years from commencement. Titan Trucking makes monthly payments of $4,838 towards principal and interest. Interest accrues at a rate of 9.75% per annum.

On January 20, 2024, Titan Trucking entered into a collateralized loan agreement with Trans Lease, Inc. for $310,750, which matures five years from commencement. Titan Trucking makes monthly payments of $6,799 towards principal and interest. Interest accrues at a rate of 11.27% per annum.

(n)	On April 27, 2022, Titan Trucking entered into a collateralized debt agreement with Verdant Commercial Capital for $241,765, which matures five years from commencement. Titan Trucking makes monthly payments of $4,702 towards principal and interest. Interest accrues at a rate of 6.25% per annum.

(o)	On August 15, 2022, Titan Trucking entered into an equipment financing agreement with Western Equipment Capital for $240,726, which matures five years from commencement. Titan Trucking makes monthly payments of $4,989 towards principal and interest. Interest accrues at a rate of 8.93% per annum.

(p)	On November 8, 2023, Titan Trucking entered into an equipment financing agreement with Amur Equipment Finance for $223,428, which matures five years from commencement. Titan Trucking makes monthly payments of $5,215 towards principal and interest. Interest accrues at a rate of 14.14% per annum.

(q)	On January 5, 2024, Titan Trucking entered into an equipment financing agreement with CH Brown Company, LLC for $146,425, which matures five years from commencement. Titan Trucking makes monthly payments of $3,785 towards principal and interest. Interest accrues at a rate of 18.83% per annum.

(r)	On January 21, 2024, Titan Trucking entered into an equipment financing agreement with TF Group, Inc. for $110,000, which matures five years from commencement. Titan Trucking makes monthly payments of $2,605 towards principal and interest. Interest accrues at a rate of 14.79% per annum.

Note Payables issued prior to Titan Merger:

(s)

On January 5, 2023, the Company completed its asset acquisition of the Recoup Digester Assets and as part of the consideration, assumed the liabilities of a $3,017,090 Secured Promissory Note owed to Michaelson Capital Special Finance Fund II, L.P. (“Michaelson”). The Company and Michaelson agreed to amend and restate the Secured Promissory Note, as well as sign a related Forbearance Agreement (together known as the “Michaelson Note”). The Michaelson Note originally had a 12% per annum interest rate. The Michaelson Note has the following terms: (1) the Company was to make monthly interest payments for the interest amounts owed, (2) the Company was to make monthly principal payments of $35,000, (3) the Company was to make a $250,000 principal repayment due as of December 31, 2023, and (4) the Company was to repay all other outstanding amounts owed by December 31, 2023. The Michaelson Note also includes a provision granting Michaelson a security interest and lien on all of the Company’s assets as collateral.

In October 2023, the Company and Michaelson agreed to forbear the principal payments owed to Michaelson during the three months ended September 30, 2023 until October 30, 2023. On December 28, 2023 the Company and Michaelson signed a Forbearance Agreement (the “December Michaelson Amendment”) that was accounted for as a debt modification in accordance with ASC 470 – Debt.

The December Michaelson Amendment established a period ending on March 31, 2024 during which Michaelson agreed to forbear from exercising its rights against the Company with respect to a default. Additionally, it set the following repayment terms: 1) on or before December 31, 2023, the Company was to make a $125,000 principal payment, 2) on or before January 31, 2024, the Company was to make a principal payment of $50,000, 3) on or before March 31, 2023, the Company was to repay its remaining principal obligations to Michaelson, 4) beginning on January 2024, the Company was to make three monthly interest payments of $22,571, and 5) following the payment of its other obligations owed to Michaelson, the Company was to issue to Michaelson $50,000 worth of preferred stock at the current offering terms and conditions.

In April 2024, the Company and Michaelson agreed to extend the term of the Michaelson Note until June 30, 2024, and forbear all other terms until May 1, 2024. In exchange for such extension and forbearance, the Company agreed to: 1) pay $600,000 to Michaelson upon the closing of the acquisition of Standard Waste Services, LLC, of which $500,000 will be repayment of principal and $100,000 will be a fee for the forbearance (payable $50,000 in cash and $50,000 in Series B Preferred Stock), 2) any new debt incurred by the Company shall be subordinated to the Michaelson Note, and 3) Michaelson is to receive 25% of the net proceeds on any capital raised greater than $6.0 million (Note 17 – Subsequent Events).

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

On June 15, 2023, the Company agreed to settle Loanbuilder – 3. In accordance with ASC 470-60, “Troubled Debt Restructuring by Debtors,” each of the Loanbuilder Notes is accounted for as a troubled debt restructuring due to their respective settlement agreements. As a result of the Loanbuilder - 3 settlement, the Company recorded a net gain on extinguishment of debt of $25,299 in the consolidated statement of operations for the year ended December 31, 2023. Additionally, the Company agreed to pay the lender $6,325 in four monthly payments beginning in June 2023.

Excluding the Loanbuilder - 3 repayments, and as of December 31, 2023, the Company had 28 remaining required monthly repayments of $6,046 and 16 remaining required monthly repayments of $1,545 for the other Loanbuilder Notes.

(u)	On May 16, 2022, the Company issued a $25,000 promissory note (the “Individual #1 Note”) with an individual private investor. The Individual Note has an annual interest rate of 12% per annum and matured on December 31, 2023, at which time all principal and accrued interest is owed. The Individual #1 Note is in default and therefor incurs additional interest of 0.5% on all outstanding principal and interest owed.

(v)	On September 28, 2022 and September 29, 2022, the Company agreed to two Kabbage Funding Loan Agreements (together known as the “Kabbage Loans”) owed to American Express National Bank. The Kabbage Loans had an initial principal amount of $120,800 and as of May 19, 2023 had a principal amount of $77,748. Each loan includes a cost of capital interest expense of $4,077 and is to be repaid in nine monthly repayments of $3,658, followed by nine monthly payments of $35,507.

Related Parties:

(w)

On April 30, 2023, Titan Trucking signed a promissory note (the “Titan Holdings 2 Note”) with Titan Holdings 2, LLC (“Titan Holdings 2”), a stockholder of the Company. On November 10, 2023, Titan Trucking and Titan Holdings 2 agreed to a restated promissory note (together the two notes are the “Titan Holdings 2 Note”). The Titan Holdings 2 Note has a principal amount of $712,470. The interest rate was 10.5% for the period of April 30, 2023 through November 30, 2023 and increased to 13.00% commencing on December 1, 2023. Accrued interest is required to be paid on a monthly basis and all outstanding principal owed is due five years commencing after the signing of the restated promissory note. Titan Trucking was also required to make a one-time principal payment of $175,000 on or before December 8, 2023, and because all outstanding interest and principal was not repaid by December 31, 2023, an additional $50,000 penalty charge was added to the outstanding principal owed.

Titan has an informal agreement with Titan Holdings 2 to continually borrow from Titan Holdings 2 as working capital needs arise. These additional funds are to be repaid as funding becomes available. As of March 31, 2024, Titan had borrowed $106,000 in additional funding.

(x)	On December 31, 2023, Titan Trucking and a stockholder of the Company agreed to an informal agreement (the “Titan Holdings 5 Note”) to borrow funds from the stockholder as working capital needs arise. These additional funds are to be repaid as funding becomes available. As of March 31, 2024, Titan had borrowed $107,000 in additional funding.

(y)

On October 30, 2023, Titan Trucking and the Company’s CEO, Glen Miller (“Miller”), agreed to a promissory note for a principal amount of $250,000. The promissory note is non-interest bearing and to be repaid within 30 days of the Company’s receipt of bridge funding. The note also features a provision stating Titan Trucking will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity.

On February 23, 2024, the Company and Miller agreed to a promissory note for a principal amount of $55,000. The promissory note is non-interest bearing, has a maturity date of June 30, 2024, and has an original issue discount of $5,000. The note also features a provision stating the Company will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity.

(z)

On November 30, 2023, the Company and its COO, Jeff Rizzo (“Rizzo”), agreed to a promissory note for a principal amount of $65,000. The promissory note is non-interest bearing and to be repaid within 30 days of the Company’s receipt of bridge funding. The note also features a provision stating the Company will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity.

Titan has an informal agreement with Rizzo to continually borrow from Rizzo as working capital needs arise. These additional funds are to be repaid as funding becomes available. As of March 31, 2024, Titan had borrowed $53,000 in additional funding.

Interest expense on these notes for the three months ended March 31, 2024 and 2023 was $235,421 and $79,652, respectively.

Principal maturities for the next five years and thereafter as of March 31, 2024 were as follows:

Remainder of 2024	$4,030,539
2025	1,149,704
2026	991,339
2027	720,828
2028	329,389
Thereafter	557,369
Total principal payments	$7,779,168
Less: debt discounts	(78,604)
Total notes payable	$7,700,564

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

On November 22, 2022, the Company issued an original issue discount Senior Secured Promissory Note (the “Diagonal Note”) to 1800 Diagonal Lending, LLC (“Diagonal”) with a principal balance of $130,016. The Diagonal Note has an annual interest rate of 11% per annum and a maturity date of November 22, 2023. As of May 19, 2023 the principal balance was $78,010. Between May 19, 2023 and June 30, 2023, the Company made principal repayments of $26,003 for the Diagonal Note. The Diagonal Note contains a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price is equal to 75% of the lowest trading price of the Company’s common stock during the ten trading days immediately preceding the conversion date. The conversion feature contains a variable settlement feature that was determined to be a derivative liability. As of December 31, 2023, the Company had completed repaying the principal balance of the Diagonal Note and as a result, the derivative liability was reduced to $0.

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

Convertible Notes Payable and Convertible Notes Payable – Related Parties

The Company’s convertible notes as of March 31, 2024 and December 31, 2023 were as follows:

		March 31,		December 31,
		2024		2023
		Current	Non-current	Current	Non-current

Convertible Notes Payable:
Calvary Fund – Bridge Notes	(a)	$1,150,000	$-	$1,150,000	$-
Evergreen – Bridge Note	(b)	745,000	-	745,000	-
Keystone Capital – Bridge Notes	(c)	70,500	-	70,500	-
Seven Knots – Bridge Notes	(d)	70,500	-	70,500	-
Individual #2 – Bridge Notes	(e)	300,000	-	300,000	-
Individual #3 – Bridge Notes	(f)	30,000	-	30,000	-
Individual #4 – Bridge Notes	(g)	180,000	-	180,000	-
Individual #5 – Bridge Notes	(h)	600,000	-	600,000	-
Chambers - Bridge Note	(i)	-	62,500	-	-

Schiller - Bridge Note	(j)	-	125,000	-	-

Related Parties:
Miller – Bridge Notes	(k)	480,000	-	480,000	-
Titan 5 – Bridge Note	(l)	120,000	-	120,000	-
Celli – Bridge Notes	(m)	150,000	62,500	150,000	-
FC Advisory – Bridge note	(n)	60,000	-	60,000	-

Total outstanding principal		3,956,000	250,000	3,956,000	-
Less: discounts		(222,713)	(14,012)	(359,850)	-
Total convertible notes payable		3,733,287	235,988	3,596,150	-

Convertible notes payable – related parties		749,520	59,023	724,250	-
Convertible notes payable		$2,983,767	$176,965	$2,871,900	$-

Convertible Notes Payable:

(a)	Between May 19, 2023 and August 7, 2023, the Company issued five 20% original issue discount Senior Secured Promissory Notes to Calvary (the “Calvary Fund Bridge Notes”). The Calvary Fund Bridge Notes have principal amounts ranging from $141,000 to $400,000. The Cavalry Fund Bridge Notes have an annual interest rate of 10% per annum and maturity dates ranging from May 19, 2024 to August 7, 2024. The Cavalry Fund Bridge Notes contain identical “rollover rights” conversion features that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(b)	Between May 19, 2023 and July 7, 2023, the Company issued three 20% original issue discount Senior Secured Promissory Notes to Evergreen (the “Evergreen Bridge Notes”) with principal amounts ranging from $141,000 to $400,000. The Evergreen Bridge Notes have an annual interest rate of 10% per annum and were issued with maturity dates ranging from May 19, 2024 to July 7, 2024. The Evergreen Bridge Notes contain identical “rollover rights” conversion features that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(c)	On July 20, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to Keystone Capital (the “Keystone - Bridge Note”) with a principal amount of $70,500. The Keystone Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 20, 2024. The Keystone Bridge Notes contains a “rollover rights” conversion features that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(d)	On July 20, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to Seven Knots (the “Seven Knots - Bridge Note”) with a principal amount of $70,500. The Seven Knots Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 20, 2024. The Seven Knots Bridge Notes contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(e)	On July 24, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to an individual investor (the “Individual #2 – Bridge Note”) with a principal amount of $300,000. The Individual #2 Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 20, 2024. The Individual #2 Bridge Notes contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(f)	On July 24, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to an individual investor (the “Individual #3 – Bridge Note”) with a principal amount of $30,000. The Individual #2 Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 24, 2024. The Individual #3 Bridge Notes contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(g)	On July 24, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to an individual investor (the “Individual #4 – Bridge Note”) with a principal amount of $180,000. The Individual #4 Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 24, 2024. The Individual #4 Bridge Notes contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(h)	On July 28, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to an individual investor (the “Individual #5 – Bridge Note”) with a principal amount of $600,000. The Individual #5 Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 28, 2024. The Individual #5 Bridge Notes contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(i)	On February 28, 2024, the Company issued a 25% original issue discount Senior Secured Promissory Notes to Chambers (the “Chambers Bridge Note”) with a principal amount of $62,500. The Chambers Bridge Note has an annual interest rate of 11% per annum and was issued with a maturity date of August 25, 2025. The Chambers Bridge Note contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(j)	On February 28, 2024, the Company issued a 25% original issue discount Senior Secured Promissory Notes to the Leonard M. Schiller Revocable Trust (the “Schiller Bridge Note”) with a principal amount of $125,000. The Schiller Bridge Note has an annual interest rate of 11% per annum and was issued with a maturity date of August 25, 2025. The Schiller Bridge Note contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

Related Parties:

(k)	Between June 13, 2023 and July 24, 2023, the Company sold and issued two 20% original issue discount Senior Secured Promissory Notes (the “Miller Bridge Notes”) to Glen Miller, the Company’s chief executive officer. The Miller Bridge Notes both have principal amounts of $240,000. The Miller Bridge Notes have an annual interest rate of 10% per annum and were issued with maturity dates ranging from June 13, 2024 to July 24, 2024. The Miller Bridge Note contains a “rollover rights” conversion feature that enables the holders to convert all or part of the Miller Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public offering.

(l)	On June 13, 2023, the Company sold and issued a 20% original issue discount Senior Secured Promissory Note (the “Titan 5 Bridge Note”) to Titan 5, a shareholder of the Company. The Titan 5 Bridge Note has a principal amount of $120,000, an annual interest rate of 10%, and was issued with a maturity date of June 13, 2024. The Titan 5 Bridge Note contains a “rollover rights” conversion feature that enables the holders to convert all or part of the Titan 5 Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(m)	On December 28, 2023, the Company sold and issued a 20% original issue discount Senior Secured Promissory Note to Frank Celli, a Director of the Company. The Celli Bridge Note has a principal amount of $150,000, an annual interest rate of 10%, and was issued with a maturity date of December 28, 2024. On February 28, 2024, the Company sold and issued a 25% original discount Senior Secured Promissory Note to Frank Celli. The note has a principal amount of $62,500, an annual interest rate of 11%, and was issued with a maturity date of August 31, 2025. These notes are collectively referred to as the “Celli Bridge Notes”. The Celli Bridge Notes contain a “rollover rights” conversion feature that enables the holders to convert all or part of the Celli Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(n)	On December 22, 2023, the Company sold and issued a 20% original issue discount Senior Secured Promissory Note (the “FC Advisory Bridge Note”) to FC Advisory, a company owned by a Director of the Company. The FC Advisory Note has a principal amount of $60,000, an annual interest rate of 10%, and was issued with a maturity date of December 22, 2024. The FC Advisory Bridge Note contains a “rollover rights” conversion feature that enables the holders to convert all or part of the FC Advisory Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

Interest expense due to convertible notes payable for the three months ended March 31, 2024 and 2023 was $101,192 and $0, respectively.

Convertible note payables principal maturities for the next year as of March 31, 2024 were as follows:

Remainder of 2024	$3,956,000
2025	250,000
Total principal payments	4,206,000
Less: debt discounts	(236,725)
Total convertible notes payable	$3,969,275

NOTE 11 – DERIVATIVE LIABILITIES

The Company has issued certain convertible notes payable that contain conversion options with variable settlement features which make their conversion options a derivative liability. The conversion option derivatives were embedded in their respective note payables and for accounting purposes have been bifurcated from the host instruments. As of March 31, 2024 and December 31, 2023, the Company did not have any of these convertible notes payable outstanding and the derivative liability from the related conversion options was $0. Please see Note 10 – Convertible Notes Payable for more information.

On February 12, 2021, the Company granted 25,000 warrants (the “Platinum Point Warrants”) that have a term of three-years and an exercise price of $11.60 to Platinum Point Capital, LLC. The warrants granted contain certain price protections that make the value of the warrants a derivative liability. On February 12, 2024, the Platinum Point Warrants expired and as a result, the related derivative liability decreased to $0.

The fair value of the Platinum Point Warrants derivative liability is estimated using a Black-Scholes valuation model with a stock price of $11.60. Changes to the inputs used in the model could produce a significantly higher or lower fair value. The following assumptions were used as of March 31, 2024 and December 31, 2023:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023

Expected term (years)	0.00	0.12
Expected volatility	0.00%	1,288.16%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.00%	4.79%

The derivative liabilities as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023

Fair value of the Platinum Point Warrants (25,000 warrants)	$-	$17,500
	$-	$17,500

Activity related to the derivative liabilities for the three months ended March 31, 2024 were as follows:

Beginning balance as of December 31, 2023	$17,500
Change in fair value of warrant - derivative liability	(17,500)
Ending balance as of March 31, 2024	$-

NOTE 12 – SHARES TO BE ISSUED

On December 28, 2023, the Company and Michaelson signed a Forbearance Agreement (the “December Michaelson Amendment”) that amended the Michaelson Note and was accounted for as a debt modification in accordance with ASC 470 – Debt. The December Michaelson Amendment states that following the payment of its other obligations owed to Michaelson, the Company shall issue Michaelson $50,000 worth of preferred stock at the current offering terms and conditions (Note 9 – Notes Payable).

The Advance on Offering balance was $50,000 as of March 31, 2024 and December 31, 2023. The Company has analyzed these amounts and determined that they are liabilities in accordance with ASC 480 – Distinguishing Liabilities from Equity.

In April 2024, the Company and Michaelson agreed to extend the term of the Michaelson Note until June 30, 2024, and forbear all other terms until May 1, 2024. Among other terms, the Company agreed to pay a $100,000 forbearance fee, payable in $50,000 of cash and $50,000 of Series B Preferred Stock. (Please see Note 9 – Notes Payable and Note 17 – Subsequent Events).

NOTE 13 – BENEFIT PLAN

Titan Trucking offers a 401(k) plan. Employees are eligible to participate in the plan on the first day of the month following the date of hire. Employees may defer up to $23,000 for 2024 and $22,500 for 2023. Titan Trucking is required to contribute on behalf of each eligible participating employee. Titan Trucking will match 50% of the participants deferral not to exceed 3% of employee compensation. Employees will share in the matching contribution regardless of the amount of service completed during the plan year. Employees will become 100% vested in the employer matching contributions after one year of service.

Employer contributions for the three months ended March 31, 2024 and 2023 were $3,129 and $2,858, respectively.

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

As of December 31, 2023, the Company was authorized to issue a total of 10,000,000 shares of its Preferred Stock in one or more series, and authorized to issue 300,000,000 shares of common stock. As a result of the redomicile and effective January 10, 2024, the authorized capital stock of the Company was amended to 425,000,000 total shares, consisting of 400,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.0001 per share, of which 630,900 shares were designated “Series A Convertible Preferred Stock”. As of March 31, 2024 the Company was authorized to issue 25,000,000 shares of Preferred Stock in one or more series, and 400,000,000 shares of common stock.

As of April 3, 2024, the Company’s board of directors designated a series of Preferred Stock (“Series B Preferred Stock”) consisting of 1,360,000 shares that were designated Series B Convertible Preferred Stock (Note 17 – Subsequent Events).

Members’ Equity

As of December 31, 2022, Titan Trucking had members’ equity of $2,526,104. Each Member had voting rights based on and proportionate to such Member’s Membership interest.

On February 1, 2023, in exchange for the settlement of the $170,000 WTI promissory note, a 2.254% membership interest in Titan Trucking was granted to the seller of WTI (Note 9 – Notes Payable).

Series A Preferred Stock

As a result of the redomicile and effective January 10, 2024, each share of the Company’s Series C Convertible Preferred Stock issued and outstanding immediately prior to the effective time of the redomicile was exchanged for one share of Series A Convertible Preferred Stock of Titan (the “Series A Preferred Stock”), which has substantially the same rights and preferences as the Series C Preferred Stock.

Each outstanding share of Series A Convertible Preferred Stock has a par value of $0.0001 and is convertible into 100 shares of the Company’s common stock at any time commencing after the issuance date. The Series A Convertible Stock has voting rights equivalent to the voting rights of the common stock the holder would receive upon conversion. Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the Series A Holders shall be entitled to receive, on a pro-rata basis, the first $1,000 out of the assets of the Company, whether capital or surplus, before any distribution of such assets is made or set aside for the holders of the of common stock and any other stock of the Company ranking junior to the Series A Preferred Stock. Upon any Liquidation, the Series A Holders shall be entitled to receive out of the assets of the Company, whether capital or surplus, the same amount that a holder of common stock would receive if the Series A Preferred were fully converted. Except for stock dividends or distributions for, Series A Holders are entitled to receive, and the Company shall pay, dividends on shares of Series A Preferred equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends actually paid on shares of the common stock when, as, and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of Series A Preferred Stock.

Series B Preferred Stock

As of March 31, 2024 and December 31, 2023, there were no shares of Series B Preferred Stock issued and outstanding. As a result of the redomicile and effective January 10, 2024, the Company’s “Series B” class of preferred stock was eliminated. As of April 3, 2024, the Company’s board of directors designated a series of Preferred Stock (“Series B Preferred Stock”) consisting of 1,360,000 shares that were designated Series B Convertible Preferred Stock (Note 17 – Subsequent Events).

Prior to the redomicile, each outstanding share of Series B Convertible Preferred Stock prior to the redomicile was convertible into the 100 shares of the Company’s common stock at any time commencing after the issuance date. Series B Convertible Stock had no voting rights. Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the Series B Holders were entitled to receive out of the assets of the Company, whether capital or surplus, the same amount that a holder of Common Stock would receive if the Series B Preferred were fully converted. Except for stock dividends or distributions for, Series B Holders were entitled to receive, and the Company was required to pay, dividends on shares of Series B Preferred equal (on an as-if-converted-to-common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as, and if such dividends are paid on shares of the Common Stock. No other dividends were required to be paid on shares of Series B Preferred.

On July 17, 2023, the Company entered into Exchange Agreements (the “Series B Preferred Exchange Agreements”) with two accredited investors, including Sikka. Pursuant to the Series B Preferred Exchange Agreements, such investors exchanged 220,135 shares of the Company’s Series B Convertible Preferred Stock into an aggregate of 22,013,500 Series A Rights dated as of July 17, 2023. On July 20, 2023, the Company entered into an Exchange Agreement (the “REI Exchange Agreement”) with Renovare Environmental, Inc. (“REI”) pursuant to which REI exchanged 14,118,233 shares of Common Stock and 1,250,000 shares of Series B Preferred Stock for 108,729,363 Series A Rights dated July 20, 2023 and 30,388,873 Series B Rights dated July 20, 2023. As a result of the Series B Preferred Exchange Agreements and the REI Exchange Agreement the Company did not have any outstanding Series B Preferred Stock.

Common Stock

As of December 31, 2023, there were 300,000,000 shares of common stock authorized. As a result of the redomicile and effective January 10, 2024, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the redomicile was exchanged for one share of common stock of Titan. Additionally, the authorized shares of common stock was increased to 400,000,000. As of March 31, 2024 the Company had 400,000,000 shares of common stock authorized. As of March 31, 2024, and December 31, 2023 the Company had 25,386,814 and 15,134,545 shares of common stock issued and outstanding, respectively.

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

During the three months ended March 31, 2024, the Company issued 10,252,269 shares of common stock due to exercises of share rights from common stock rights.

On July 17, 2023, the Company also entered into Exchange Agreements (the “Series B Preferred Exchange Agreements”) with two accredited investors, including Sikka. Pursuant to the Series B Preferred Exchange Agreements, Sikka exchanged 5,000,000 shares of the Company’s common stock and a payment of receivable from the Company for unreimbursed advances in the amount of $100,000 for an aggregate of 7,000,000 additional Series A Rights dated July 17, 2023. On July 20, 2023, the Company entered into an Exchange Agreement (the “REI Exchange Agreement”) with Renovare Environmental, Inc. (“REI”) pursuant to which REI exchanged 14,118,233 shares of common stock and 1,250,000 shares of Series B Preferred Stock for 108,729,363 Series A Rights dated July 20, 2023 and 30,388,873 Series B Rights dated July 20, 2023.

Warrants

As a result of the redomicile and effective January 10, 2024, all the Company’s outstanding warrants were assumed by Titan and now represent warrants to acquire shares of Titan’s common stock. The following schedule summarizes the changes in the Company’s common stock warrants during the three months ended March 31, 2024 and 2023:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2023	2,608,734	$0.008 – 16.00	4.81	$1,624,905	$10.67

Warrants granted	2,750,001	$0.06	4.77	$1,870,001	$0.06
Warrants exercised	-	$-	-	$-	$-
Warrants expired/cancelled	(96,616)	$0.008 – 16.00	-	$-	$-

Balance at March 31, 2024	5,262,119	$0.06 – 16.00	4.75	$3,570,001	$0.09

Exercisable at March 31, 2024	5,262,119	$0.06 – 16.00	4.75	$3,570,001	$0.09

Balance at December 31, 2022	-	$-	-	$-	$-
Warrants granted	-	$-	-	$-	$-
Warrants exercised/ exchanged	-	$-	-	$-	$-
Warrants expired/cancelled	-	$-	-	$-	$-

Balance at March 31, 2023	-	$-	-	$-	$-

Exercisable at March 31, 2023	-	$-	-	$-	$-

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

On January 5, 2024, the Company issued 2,750,001 warrant shares to three investors in exchange for $650,000. The warrants were valued at their fair value at the time of grant, which was deemed to be $0.55 per share. The fair value of the warrants was in excess of the consideration received, and as a result the Company recognized a deemed dividend of $862,289.

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

The Company’s Series B Rights obligate the Company to issue Common Stock (“Series B Right Shares”) to the holder without any additional consideration. The number of Series B Right Shares is fixed and is only subject to customary non-price based ratable adjustments, such as stock splits, and stock combinations. The Company’s Series B Rights are currently exercisable and expire five years after the issuance date. The Series B Rights require the Company to hold in reserve the total number of shares of common stock that would need to be exercised in order meet the obligations of the Series B Rights.

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

As a result of the redomicile and effective January 10, 2024, each of the Company’s Series A Right to Receive Common Stock issued and outstanding immediately prior to the redomicile was exchanged for one Series A Right to Receive Common Stock of Titan, which has substantially the same rights and preferences as the Company’s original Series A Rights to Acquire Common Stock. Also, each of the Company’s Series B Right to Receive Common Stock issued and outstanding immediately prior to the redomicile was exchanged for one Series B Right to Receive Common Stock of Titan, which has substantially the same rights and preferences as the Company’s original Series B Rights to Acquire Common Stock.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments

On March 21, 2023, Titan Trucking entered into a consulting agreement (the “March 2023 Agreement”) with a consultant for consulting services related to the consolidated waste industry. As consideration, the Company agreed to pay the consultant a monthly fee of $10,000 through the course of the three-year term of the agreement. Upon reaching the maturity, both parties may agree to an optional one-year term extension. Additionally, the Company agreed to pay the consultant a success fee equal to: 1) one percent (1%) of the purchase price paid by the Company to acquire an enterprise engaged in the business of hauling, transportation, waste brokerage, and recycling, 2) two percent (2%) of the purchase price paid by the Company for all stand-alone landfills and transfer stations, 3) one percent (1%) of the revenue received by the Company, for a twelve month period commencing upon execution, for all municipal or large commercial contracts, and 4) one and twenty-five hundredths percent (1.25%) of the purchase price received by the Company for transfer stations associated with a professionally recognized hauling company.

On May 20, 2023, the Company entered into a management consulting agreement (the “May 2023 agreement”) with a related party consultant. The consultant agreed to assist the Company identify acquisition and merger targets, as well provide other merger and acquisition related services, such as due diligence services, and services related the integration of acquisition targets. The May 2023 Agreement has a term of two years, and its term shall automatically be extended by additional one-year term extensions unless the agreement is terminated by either party prior to the end of the current term. As consideration, the Company agreed to pay a monthly retainer of $19,950 and an acquisition bonus on any acquisition by the Company of a third-party business. The acquisition bonus shall be calculated as equal to: 1) two and ninety-five hundredths percent (2.95%) of the first $50,000,000 of consideration paid for the acquisition, 2) one and seventy-five hundredths percent (1.75%) of the next $150,000,000 of consideration paid for the acquisition, and 3) one and twenty-five hundredths percent (1.25%) of the consideration paid for the acquisition over the first $200,000,000 paid. The Company recognized related party consulting expense of $59,850 during the three months ended March 31, 2024 due to the May 2023 Agreement. As of March 31, 2024 and December 31, 2023, the Company had a related party accounts payable balance of $159,600 and $99,750, respectively, due to the May 2023 Agreement. As of March 31, 2024 and December 31, 2023, the Company also had a related party accounts payable balance of $122,032 and $30,767, respectively, due to expenses paid by the consultant on behalf of the Company.

Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Currently, there is no litigation pending against the Company that could materially affect the Company other than as follows:

In July 2022, a complaint was filed against Titan Trucking in the Circuit Court for Macomb County, Michigan for breach of contract. In the complaint, the plaintiff alleges that Titan Trucking has breached a contractual agreement between Titan Trucking and the plaintiff pertaining to the transport of certain non-hazardous solid waste or recyclables from plaintiff’s transfer station to the locations identified in the contract. The complaint seeks unspecified damages, attorney and expert fees and other unspecified litigation costs. Titan Trucking has denied the claims of the plaintiff, and in May 2023, Titan Trucking filed amended counterclaims against the plaintiff alleging that plaintiff breached the contractual agreement by preventing Titan Trucking’s performance of its obligations under the agreement by failing to, among things, provide the necessary volumes of materials for shipment and the personnel sufficient to permit Titan Trucking to provide its services and by failing to pay certain invoices and to reimburse Titan Trucking for equipment damaged by plaintiff’s employees and for overweight trailer tickets. This matter is presently set on the court’s non-jury trial docket. As of March 31, 2024 and December 31, 2023, no accruals for loss contingencies have been recorded as the outcome of this litigation is neither probable nor reasonably estimable.

In July 2023, a complaint was filed against the Company and Sikka in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois for breach of contract. In the complaint, the plaintiff alleges that the Company breached contracts for the payment of compensation for investor relations and web development and copyright services allegedly provided by the plaintiff, which payment obligation was personally guaranteed by Sikka. The complaint seeks damages in the amount of $324,000, attorney fees and other unspecified litigation costs. The Company answered the complaint, denying all of the basic allegations, and the plaintiff then moved to strike the Company’s answer. In December 2023, the parties entered an agreement pursuant to which the plaintiff agreed to produce all of the documents supporting its claim that it performed services under the contracts, and the Company agreed to serve and file an amended answer within 21 days after receipt of their documents. Since that time, the plaintiff produced its documents and the Company filed its amended answer. The Company anticipates conducting deposition discovery in the weeks and months ahead, and the matter is scheduled for trial in Illinois in September 2024. As of March 31, 2024 and December 31, 2023, no accruals for loss contingencies have been recorded as the outcome of this litigation is neither probable nor reasonably estimable.

NOTE 16 – SEGMENT REPORTING

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

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
	$	$
Trucking	1,187,582	1,080,327
Digester	568,168	-
Corporate / Other	-	-
Total Company	$1,755,750	$1,080,327

Gross profit (loss) for each reportable segment was as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
	$	$
Trucking	(278,887)	(80,785)
Digester	411,481	-
Corporate / Other	-	-
Total Company	$132,594	$(80,785)

Net income (loss) before provision for income taxes for each reportable segment was as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
	$	$
Trucking	(1,074,722)	(682,297)
Digester	69,068	-
Corporate / Other	(1,253,290)	-
Total Company	$(2,258,944)	$(682,297)

Total assets, capital expenditures, and depreciation and amortization expense for each reportable segment was as follows:

	Assets		Capital expenditures		Depreciation and amortization (1)
	March 31,	December 31,	For the three months ended March 31,		For the three months ended March 31,
	2024	2023	2024	2023	2024	2023

Trucking	$8,911,424	$8,804,653	$734,923	$50,050	$129,264	$119,826
Digester	13,114,803	13,122,976	-	-	175,678	-
Corporate / Other	881,567	247,845	-	-	-	-
Total Company	22,907,794	22,175,474	734,923	50,050	304,942	119,826

(1)	Depreciation and amortization expense of $112,076 and $113,407 for the three months ended March 31, 2024 and 2023, respectively is classified as cost of services on the consolidated income statement and included in the Trucking Segment depreciation and amortization because it is information reviewed by the CODM

NOTE 17 – SUBSEQUENT EVENTS

Subsequent events were evaluated through the issuance date of these financial statements. There were no subsequent events other than those described below:

Designation of Series B Preferred Stock

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

As used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” except where the context otherwise requires, the term “we,” “us,” “our,” or “the Company,” refers to the business of Titan Environmental Solutions Inc.

The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three months ended March 31, 2024 and 2023, including the notes to those statements, appearing elsewhere in this report, as well as management’s discussion and analysis and the consolidated financial statements included in our 2023 Annual Report on Form 10-K. This section and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

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

For U.S. federal income tax purposes, the Titan Merger qualified as a tax-free “reorganization”. Under the terms of the Titan Merger Agreement, upon the closing of the Titan Merger, we paid the Titan Trucking owners 630,900 shares of our Series A Preferred Stock. Concurrent to the Titan Merger, our chief executive officer and one of our directors resigned from their respective positions and our current chief executive officer, chief operating officer and chief financial officer were appointed. Additionally, the new chief executive officer and chief operating officer were both appointed as directors of our company.

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

Redomicile as Titan Environmental Solutions Inc.

Effective January 10, 2024, the Company redomiciled from a California corporation into a Nevada corporation (the “redomicile”). As a result of the redomicile, the Company’s corporate name was changed from TraQiQ, Inc. to Titan Environmental Solutions Inc. The individuals serving as our executive officers and directors as of the effective time of the redomicile continued to serve in such respective capacities with Titan following the effective time of the redomicile.

Change in Equity Instruments and Share Authorizations

As a result of the redomicile, each share of our common stock issued and outstanding immediately prior to the redomicile was exchanged for one share of Titan’s common stock. Additionally, each share of our Series C Convertible Preferred Stock issued and outstanding immediately prior to the effective time of the redomicile was exchanged for one share of Series A Convertible Preferred Stock of Titan (the “Series A Preferred Stock”), which has substantially the same rights and preferences as the Series C Preferred Stock. Each of our Series A Rights to Receive Common Stock issued and outstanding immediately prior to the redomicile was exchanged for one Series A Right to Receive Common Stock of Titan, which has substantially the same rights and preferences as our original Series A Rights to Acquire Common Stock. Each of our Series B Rights to Receive Common Stock issued and outstanding immediately prior to the redomicile was exchanged for one Series B Right to Receive Common Stock of Titan, which has substantially the same rights and preferences as our original Series B Rights to Acquire Common Stock.

As a result of the redomicile, all of our outstanding warrants were assumed by Titan and now represent warrants to acquire shares of Titan’s common stock. The redomicile increased our authorized capital stock to 425,000,000 total shares, consisting of 400,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.0001 per share, of which 630,900 shares were designated “Series A Convertible Preferred Stock”. In connection with the redomicile, we also adopted the “Titan Environmental Solutions Inc. 2023 Equity Incentive Plan.”

Authorization of Reverse Stock Split

In connection with the redomicile, our board of directors was authorized to effect a reverse stock split (the “Reverse Stock Split”) on the basis of one share of our common stock for up to 50 shares of our common stock, at an exact ratio at the discretion of the board of directors, at any time prior to the first anniversary of the effective date of the redomicile. In connection with the Reverse Stock Split, if one is approved by our board of directors, our board of directors may also amend our articles of incorporation to reduce the number of authorized shares of common stock to a number of shares, as determined by the board of directors, that is not less than 110% of the number of outstanding shares of common stock on a fully-diluted basis after giving effect to the Reverse Stock Split.

Change in Trading Symbol of Common Stock

Following the redomicile and effective on January 16, 2024, the trading symbol of our common stock changed from “TRIQ” to “TESI”.

Going Concern

For the three months ended March 31, 2024, we had a net loss of $2,258,944. We had a working capital deficit of $13,123,723 as of March 31, 2024 (deficit of $10,935,108 as of December 31, 2023). The March 31, 2024 working capital deficiency included $2,257,090 of principal repayments related to the Michaelson Note due by June 30, 2024; we currently do not have sufficient funds to repay this debt. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date on which our consolidated financial statements were issued.

Management’s plans include raising capital through issuances of equity and debt securities, and minimizing operating expenses of the business to improve our cash burn rate. On July 17, 2023, we converted $1,944,000 of principal and $75,263 of accrued interest related to our outstanding convertible note payables into Series A Rights, resulting in the extinguishment of almost all of our convertible note embedded derivative liabilities. In addition, we have been successful in attracting substantial capital from investors interested in the current public status of our company that has been used to support our ongoing cash outlays. This included $250,000 of convertible notes and $650,000 of warrants during the three months ended March 31, 2024. We believe, but cannot guarantee, we will continue to be able to attract capital from outside sources as we pursue a move to a national stock exchange. We have engaged a qualified investment bank to assist in the uplisting of our common stock and simultaneous raise of capital. In addition, our revenue continues to grow and we expect to shrink our net losses over the upcoming quarters through organic and acquisitive growth. We have identified a plan to decrease expenses going forward to reduce our cash burn.

Employee Benefit Plan

Titan Trucking offers a 401(k) plan. Employees are eligible to participate in the plan on the first day of the month following the date of hire. Employees may defer up to $23,000 per year. Titan Trucking is required to contribute on behalf of each eligible participating employee. Titan Trucking will match 50% of the participants deferral not to exceed 3% of employee compensation. Employees will share in the matching contribution regardless of the amount of service completed during the plan year. Employees will become 100% vested in the employer matching contributions after one year of service.

Employer contributions for the three months ended March 31, 2024 and 2023 were $3,129 and $2,858, respectively.

Results of Operations and Financial Condition for the Three Months Ended March 31, 2024 as Compared to the Three Months Ended March 31, 2023

	Three Months Ended
	March 31,
	2024	2023	Percent Change

Revenue	$1,755,750	$1,080,237	63%
Cost of revenues	1,623,156	1,161,112	40%
Gross profit(loss)	132,594	(80,785)	(264)%

Operating Expenses
Salary and salary related costs	487,031	189,316	157%
Professional fees	873,439	194,779	348%
Depreciation and amortization	192,867	6,419	2,905%
General and administrative expenses	401,640	131,646	205%
Total Operating Expenses	1,954,977	522,160	274%

Operating Loss	(1,822,383)	(602,945)	202%

Other Income (Expense):
Change in fair value of derivative liability	17,500	-	100%
Interest expense, net of interest income	(510,454)	(79,652)	541%
Other income (expense)	56,393	300	18,698%
Total other income (expense)	(436,561)	(79,352)	450%

Provision for income taxes	-	-	100%
Net loss	$(2,258,944)	$(682,297)	$231%

Revenue

	Three Months Ended
	March 31,
	2024	2023
Product sales and related product services	$568,168	$-
Waste collection and sales	1,187,582	1,080,327
Total revenue	$1,755,750	$1,080,327

For the three months ended March 31, 2024 compared to March 31, 2023, our revenues increased by $675,423, or 63%, from $1,080,327 to $1,755,750. The increase was the result of the Titan Merger on May 19, 2023, and the resulting revenue generated by the combined operations of our company and Titan Trucking. The Titan Merger resulted in the development of our Digester Segment and our revenue from product sales and related product services. We also expanded the operations of the Trucking Segment with the acquisition of new containers and other fixed assets which, as a result, increased the revenue generated.

Cost of Revenue

For the three months ended March 31, 2024 compared to March 31, 2023, our cost of revenue increased by $462,044, or 40%, from $1,161,112 to $1,623,156. The increase was the result of the Titan Merger on May 19, 2023, and the resulting increased revenue caused by the combined operations of our company and Titan Trucking. Additionally, we have continued to expand the Trucking Segment operations which also resulted in increased cost of revenues.

Operating Expenses

For the three months ended March 31, 2024 compared to March 31, 2023, our salary and salary-related costs increased by $297,715 or 157%, from $189,316 to $487,031. The increase was due to the increased personnel costs associated with the Titan Merger and increases to the operational activity of Titan Trucking.

For the three months ended March 31, 2024 compared to March 31, 2023, our professional fees increased by $678,660, or 348%, from $194,779 to $873,439. The increase was attributed primarily to consulting, accounting and legal fees incurred due to our acquisition activities.

For the three months ended March 31, 2024 compared to March 31, 2023, our depreciation and amortization expense increased by $186,448, or 2,905%, from $6,419 to $192,867. The increase in depreciation and amortization expense was the result of the intangible assets recognized from the Titan Merger.

For the three months ended March 31, 2024 compared to March 31, 2023, our general and administrative expenses increased by $401,640, or 205%, from $131,646 to $401,640. The increase was primarily due to our increased operational and sales activities, the addition of leases, and the Titan Merger.

Impairment of Goodwill

Due to the reverse acquisition with Titan Trucking, we recognized goodwill of $26,880,916 for the Digester reporting unit on our consolidated balance sheet. As a result of the historical net losses of the Digester Segment, we concluded it was more likely than not that the fair value of the reporting unit was less than its carrying amount as of June 30, 2023. We performed an impairment assessment of the goodwill. Our quantitative impairment test indicated a fair value of the reporting unit that was lower than its carrying value, and as a result, the goodwill was impaired with an impairment expense of $20,364,001 during the year ended December 31, 2023. There was no goodwill impairment expenses for the three months ended March 31, 2024.

Interest Expense, net of Interest Income

For the three months ended March 31, 2024 compared to March 31, 2023, our interest expense, net of interest income increased by $430,802, or 541%, from $79,652 to $510,454. The increase was due mainly to a large increase in debt instruments accruing interest on our consolidated balance sheet as a result of the Titan Merger. We have also issued and sold new debt instruments following the Titan Merger, which has resulted in increased interest expense.

Net Loss

For the three months ended March 31, 2024 compared to March 31, 2023, our net loss increased by $1,576,647, or 231% from $682,297 to $2,258,944 due to the large increase in overall operating expenses, the increased professional fees, the increased depreciation and amortization expense, and the other additional expenses incurred due to the Titan Merger.

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

	Three Months Ended
	March 31,	March 31,
	2024	2023

Trucking	$1,187,582	$1,080,327
Digester	568,168	-
Corporate / Other	-	-
Total	$1,755,750	$1,080,327

Gross profit (loss) for each reportable segment was as follows:

	Three Months Ended
	March 31,	March 31,
	2024	2023
	$-	$-
Trucking	(278,887)	(80,785)
Digester	411,481	-
Corporate / Other	-	-
Total	$132,594	$(80,785)

Net income (loss) before provision for income taxes for each reportable segment was as follows:

	Three Months Ended
	March 31,	March 31,
	2024	2023

Trucking	$(1,074,722)	$(682,297)
Digester	69,068	-
Corporate / Other	(1,253,290)	-
Total	$(2,258,944)	$(682,297)

Total assets, capital expenditures, and depreciation and amortization expense for each reportable segment was as follows:

		Assets		Capital Expenditures		Depreciation and Amortization (1) (2)
		March 31,	December 31,	For the three months ended March 31,		For the three months ended March 31,
		2024	2023	2024	2023	2024	2023

Trucking	(1)	$8,911,424	$8,804,653	$734,923	$50,050	$129,264	$-
Digester		13,114,803	13,122,976	-	-	175,679	-
Corporate / Other		881,567	247,845	-	-	-	-
Total		$22,907,794	$22,175,474	$734,923	$50,050	$304,943	$-

(1)	Trucking Segment depreciation and amortization includes $112,076 of depreciation expense that is classified as cost of services on the consolidated income statement because it is information reviewed by the CODM

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

	Three Months Ended
	March 31,
	2024	2023

Net loss	$(2,258,944)	$(682,297)

Interest expense, net of interest income	510,454	79,652
Income taxes	-	-
Depreciation and amortization (a)	304,942	119,826
	(1,443,548)	(482,819)
Non-recurring, non-cash transactions:
Change in fair value of derivative liability (b)	(17,500)	-
Adjusted EBITDA	$(1,461,048)	$(482,819)

(a)	This amount includes $112,076 and $113,407 of depreciation expense included in cost of revenues in the consolidated statement of operations for the three months ended March 31, 2024 and 2023, respectively.

(b)	This amount reflects the change in fair value of our derivative liability during the period ended (Note 11 – Derivative Liability).

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2024, we had $3,427 in cash compared to $103,578 at December 31, 2023, a decrease of $100,151, resulting primarily from increased operating activities. As of March 31, 2024, we had approximately $935,000 in accounts receivable compared to approximately $971,000 at December 31, 2023, a decrease of approximately $36,000 primarily caused by the increased collections activities of our Trucking Segment, offset by the increased sales activities of our Digester Segment.

As of March 31, 2024, we had total current assets of approximately $1.4 million and total current liabilities of approximately $14.5 million, or negative working capital of approximately $13.1 million, compared to total current assets of approximately $1.5 million and total current liabilities of approximately $12.4 million, or negative working capital of $10.9 million at December 31, 2023. This is a decrease in working capital of approximately $0.7 million over the working capital balance at the end of 2023 driven primarily by an increase in accounts payable and accrued expenses, an increase in related party note payables, and an increase in customer deposits.

As of March 31, 2024, we had undiscounted obligations in the amount of approximately $8.4 million relating to the payment of indebtedness due within one year. We anticipate meeting our cash obligations on our current indebtedness as of March 31, 2024, primarily through the issuance of debt and equity securities, as well as through earnings from operations.

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

During the three months ended March 31, 2024 and 2023, our capital expenditures were approximately $0.7 million and approximately $50,000, respectively.

We expect our capital expenditures for next 12 months will grow as we continue to expand the Titan Trucking operational activity. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

Cash Flows

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(822,475)	$(397,459)
Net cash used in investing activities	(734,923)	(50,050)
Net cash provided by financing activities	1,457,247	473,622
Net increase (decrease) in cash and cash equivalents	$(100,151)	$26,113

Operating Activities. The net cash used in operating activities for the three months ended March 31, 2024 was primarily used to fund a net loss of approximately $2.2 million, adjusted for non-cash expenses in the aggregate amount of approximately $461,000. Non-cash expenses were primarily made up of approximately $305,000 of depreciation and amortization expense and approximately $180,000 of debt discount amortization. Approximately $975,000 of cash was generated from net changes in the levels of operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses, an increase in customer deposits, and a decrease in the right-of-use asset. The cash generated was offset by an increase in other assets, a decrease in the operating lease liability and an increase in inventory.

The net cash used by operating activities for the three months ended March 31, 2023 was primarily used to fund a net loss of approximately $682,000, adjusted for non-cash income in the aggregate amount of approximately $124,000. Approximately $160,000 was generated by net changes in the levels of operating assets and liabilities, primarily related to increases in accounts payable and accrued payroll, decreases in accounts receivables, decreases in prepaid expenses, and decreases in right-of-use assets, which was offset in part by decreases in operating lease liability and an increase in other receivables.

Investing Activities. During the three months ended March 31, 2024, our cash used in investing activities was composed of approximately $735,000 used for the acquisition of property and equipment. During the three months ended March 31, 2023, our cash used in investing activities was due to approximately $50,000 used for the acquisition of property and equipment.

Financing Activities. There was approximately $1.5 million in cash generated from financing activities during the three months ended March 31, 2024. This was primarily due to proceeds from notes payable of $675,000, proceeds from the issuance of warrants of $650,000, proceeds from related party note payables of $290,000, proceeds from convertible notes payable of $150,000, and proceeds from related party convertible note payables of $50,000. Cash provided from financing activities was offset by approximately $328,000 of repayments of notes payable and $30,000 of repayments of related party notes payable. There was approximately $474,000 of cash generated from financing activities during the three months ended March 31, 2023. The cash provided by financing activities was due to approximately $512,000 in proceeds from notes payable, and $200,000 from a subscription receivable, offset by repayments of notes payable of approximately $239,000.

Non-Cash Investing and Financing Activities. We note that we settled a note payable as a contribution to equity for $170,000 during the three months ended March 31, 2023.

Cash Payments for Interest and Income Taxes. We had approximately $172,000 and $79,000 of cash payments for interest expense for the three months ended March 31, 2024 and 2023, respectively. There were no cash payments for income taxes for the three months ended March 31, 2024 and 2023, respectively.

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

Management exercises judgment in making important decisions pertaining to choosing and applying accounting policies and methodologies in many areas. Not only are these decisions necessary to comply with GAAP, but they also reflect management’s view of the most appropriate manner in which to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 2 to the consolidated financial statements in our 2023 Annual Report on Form 10-K should be reviewed for a greater understanding of how our financial performance is recorded and reported.

During the first quarter of 2024, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

As a smaller reporting company we are not required to provide the information required by this Item.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our chief executive officer and our chief financial officer (collectively, our “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15. Based on that evaluation, our Certifying Officers concluded that, because of the disclosed material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There have been no change in our internal control over financial reporting that occurred during the period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2023.

As of March 31, 2024, no accruals for loss contingencies have been recorded as the outcomes of such litigations is neither probable nor reasonably estimable.

Item 1A. Risk Factors

Not required under Regulation S-K for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities within the last two years that would be required to be disclosed in this Report pursuant to Item 701 of Regulation S-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended March 31, 2024, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

(c) During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1	Amended and Restated Agreement and Plan of Merger, dated January 9, 2024, by and between TraQiQ, Inc. and Titan Environmental Solutions Inc. (incorporated by reference to Exhibit 2.1 to the registrants Form 8-K filed on January 11, 2024).

2.2*	Membership Interest Purchase Agreement by and among Dominic Campo and Sharon Campo, as Sellers, Standard Waste Services, LLC, as the Target, and Titan Trucking, LLC, as Buyer, dated January 12, 2024 (incorporated by reference to Exhibit 2.1 to the registrants Form 8-K filed on January 16, 2024).

2.3+	Amendment to Membership Interest Purchase Agreement by and among Dominic Campo and Sharon Campo, as Sellers, Standard Waste Services, LLC, as the Target, and Titan Trucking, LLC, as Buyer, dated February 21, 2024.

3.1	Articles of Incorporation of Titan Environmental Solutions Inc. (incorporated by reference to Exhibit 3.1 to the registrants Form 8-K filed on January 11, 2024).

3.2	Bylaws of Titan Environmental Solutions Inc. (incorporated by reference to Exhibit 3.2 to the registrants Form 8-K filed on January 11, 2024).

3.3	Certificate of Designation of Preferences of Series A Convertible Preferred Stock of Titan Environmental Solutions Inc. (incorporated by reference to Exhibit 3.3 to the registrants Form 8-K filed on January 11, 2024).

3.4	Certificate of Designation of Preferences of Series B Convertible Preferred Stock, as amended, of Titan Environmental Solutions Inc. (incorporated by reference to Exhibit 3.1 to the registrants Form 8-K filed on April 4, 2024).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Schedules, exhibits and similar supporting attachments to this exhibit are omitted pursuant to Item 601(b)(2) of Regulation S-K. In addition, certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(a)(6) promulgated under the Exchange Act. The Company agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

+ Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K. The omitted information is (i) not material and (ii) is treated as private and confidential by the Company. The Company agrees to furnish a supplemental copy of any omitted portions to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Titan Environmental Solutions Inc.

Date: May 15, 2024	By:	/s/ Glen Miller
Glen Miller
Chief Executive Officer (principal executive officer)

Date: May 15, 2024	By:	/s/ Michael Jansen
Michael Jansen
Chief Financial Officer (principal financial and accounting officer)

