Form 10-Q
period 2024-06-30
Titan Environmental Solutions Inc.
filed 2024-08-19
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of August 14, 2024, was 27,786,391.

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

Item 1. Financial Statements

Page No.

Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023	6

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023 (unaudited)	7

Consolidated Statement of Changes in Mezzanine Equity and Stockholders’ Equity / Members’ Equity for the Three and Six Months Ended June 30, 2024 and 2023 (unaudited)	8

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023 (unaudited)	9

Notes to Consolidated Financial Statements (unaudited)	10

TITAN ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	JUNE 30,	DECEMBER 31,
	2024	2023
	(unaudited)
ASSETS

Current Assets:
Cash	$56,787	$103,578
Accounts receivable, net of allowance for expected credit losses of $35,252 and $43,016 as of June 30, 2024 and December 31, 2023, respectively	2,087,317	970,629
Other receivables	7,240	7,351
Prepaid expenses and other current assets	149,452	248,932
Inventory	504,930	145,000
Total Current Assets	2,805,726	1,475,490

Property and equipment, net	11,573,580	5,780,747
Intangible assets, net	6,269,813	6,654,030
Goodwill	20,381,882	6,516,915
Other assets	15,668	165,668
Operating lease right-of-use assets, net	557,233	1,582,624
Total Non-current Assets	38,798,176	20,699,984

TOTAL ASSETS	$41,603,902	$22,175,474

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$7,438,016	$4,072,958
Customer deposits	612,569	226,671
Accrued payroll and related taxes	258,952	144,326
Derivative liability	-	17,500
Convertible notes payable, net of discounts	3,099,802	2,871,900
Convertible notes payable, net of discounts – related party	775,270	724,250
Notes payable, net of discounts and deferred financing costs	3,668,732	3,381,446
Notes payable, net of discounts – related party	1,766,500	530,000
Finance lease liability, current	29,524	-
Operating lease liabilities, current	222,243	391,547
Shares to be issued	-	50,000
Total Current Liabilities	17,871,608	12,410,598

Notes payable, net of current portion, discounts and deferred financing costs	3,271,180	2,571,215
Notes payable, net of current portion and discounts – related party	2,897,368	603,470
Convertible notes payable, net of current portion and discounts	183,231	-
Convertible notes payable, net of current portion and discounts – related parties	61,091	-
Finance lease liability, net of current portion	67,539
Operating lease liabilities, net of current portion	355,862	1,290,866
Total Non-current Liabilities	6,836,271	4,465,551

Total Liabilities	24,707,879	16,876,149

Commitments and contingencies (Note 16)

MEZZANINE EQUITY
Series B Redeemable Convertible Preferred Stock, par value $0.0001, 527,792 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	6,899,967	-

STOCKHOLDERS’ EQUITY
Preferred stock, 25,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $0.0001, 1,397,900 and 630,900 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	140	63
Common stock, par value, $0.0001, 400,000,000 shares authorized, 25,386,814 and 15,134,545 shares issued and outstanding as of June 30, 2024 and December 31, 2023	2,539	1,513
Additional paid in capital	165,548,628	155,377,798
Accumulated deficit	(155,555,251)	(150,080,049)

Total Stockholders’ Equity	9,996,056	5,299,325

TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY	$41,603,902	$22,175,474

The accompanying notes are an integral part of these consolidated financial statements.

TITAN ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$4,416,933	$2,961,572	$2,661,183	$1,827,245
Cost of Revenues	3,726,129	2,741,058	2,102,973	1,544,103
Gross Profit	690,804	220,514	558,210	283,142

Operating Expenses
Salaries and salary related costs	1,100,042	618,647	613,010	429,330
Stock based compensation	-	5,588,207	-	5,588,207
Professional fees	2,030,556	924,671	1,157,117	729,893
Depreciation and amortization	386,705	248,540	193,839	241,665
General and administrative expenses	771,276	414,052	369,636	282,401
Goodwill impairment	-	15,669,287	-	15,669,287
Total Operating Expenses	4,288,579	23,463,404	2,333,602	22,940,783

OPERATING LOSS	(3,597,775)	(23,242,890)	(1,775,392)	(22,657,641)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	17,500	9,652	-	9,652
Interest expense, net of interest income	(1,244,266)	(438,832)	(733,812)	(359,180)
Other income (expense), net	211,628	103,421	155,235	103,121
Total other income (expense), net	(1,015,138)	(325,759)	(578,577)	(246,407)

Provision for income taxes	-	-	-	-
Net loss	$(4,612,913)	$(23,568,649)	$(2,353,969)	$(22,904,048)

Deemed dividends attributable to accretion of Series B Preferred Stock to redemption value	(3,958,376)	-	(3,958,376)	-
Deemed dividends related to issuance of warrants	(862,289)	-	-	-
Net loss available to common stockholders	$(9,433,578)	$(23,568,649)	$(6,312,345)	$(22,904,048)

Net loss per share
Basic and diluted	$(0.04)	$(0.69)	$(0.03)	$(0.67)

Weighted-average common shares outstanding
Basic and diluted	222,067,042	33,959,755	222,067,042	33,959,755

The accompanying notes are an integral part of these consolidated financial statements.

TITAN ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’

EQUITY/MEMBERS’S EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

	Redeemable Series B Preferred Stock		Members’ Equity	Series A Preferred Stock (1)		Series B Preferred Stock (2)		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	(Deficiency)	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance - January 1, 2024	-	$-	$-	630,900	$63	-	$-	15,134,545	$1,513	$155,377,798	$(150,080,049)	$5,299,325
Issuance of Warrants	-	-	-	-	-	-	-	-	-	1,512,290	(862,289)	650,001
Exercise of share rights	-	-	-	-	-	-	-	10,252,269	1,026	(1,026)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(2,258,944)	(2,258,944)
Balance - March 31, 2024	-	$-	$-	630,900	$63	-	$-	25,386,814	$2,539	$156,889,062	$(153,201,282)	$3,690,382

Series B Preferred Offering	422,200	5,524,500	-	-	-	-	-	-	-	2,653,105	-	2,653,105
Series B Preferred Offering costs										(290,390)		(290,390)
Series A Preferred shares issued in relation to guarantee agreement	-	-	-	215,000	22	-	-	-	-	3,009,978	-	3,010,000
Series A Preferred shares issued in relation to an acquisition of a business	-	-	-	552,000	55	-	-	-	-	8,567,945	-	8,568,000
Issuance of Series B preferred	105,592	1,375,467	-	-	-	-	-	-	-	(1,322,696)	-	(1,322,696)
Remeasurement of Series B Preferred Stock to redemption value										(3,958,376)		(3,958,376)
Net loss	-	-	-	-	-	-	-	-	-		(2,353,969)	(2,353,969)
Balance - June 30, 2024	527,792	$6,899,967	$-	1,397,900	$140	-	$-	25,386,814	$2,539	$165,548,628	$(155,555,251)	$9,996,056

	Redeemable Series B Preferred Stock		Members’ Equity	Series A Preferred Stock (1)		Series B Preferred Stock (2)		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	(Deficiency)	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance - January 1, 2023	-	$-	$2,526,104	-	$-	-	$-	-	$-	$-	$-	$2,526,104
Contributions, net of distributions	-	-	170,000	-	-	-	-	-	-	-	-	170,000
Net loss			(664,601)									(664,601)
Balance - March 31, 2023	-	$-	$2,031,503	-	$-	-	$-	-	$-	$-	$-	$2,031,503

Effect of reverse acquisition	-	-	(2,031,503)	630,900	63	1,470,135	147	33,952,778	3,395	30,088,068	(664,601)	27,395,569
Stock compensation	-	-	-	70,100	7	-	-	300,000	30	5,588,170		5,588,207
Net loss	-	-	-	-	-	-	-	-	-	-	(22,904,048)	(22,904,048)
Balance - June 30, 2023	-	$-	$-	701,000	$70	1,470,135	$147	34,252,778	$3,425	$35,676,238	$(23,568,649)	$12,111,231

(1)	On January 10, 2024, the Company redomiciled and exchanged all outstanding shares of its pre-existing Series C Preferred Stock for shares of a new class of Series A Preferred Stock (Note 1 – Organization and Nature of Operations). The Statement of Changes in Stockholders’ Equity/Member’s Equity for the three and six months ended June 30, 2024 has been retrospectively restated to reflect this change.

(2)	On January 10, 2024, the Company redomiciled and its pre-existing Series A class of Preferred Stock and Series B class of Preferred stock were eliminated (Note 1 – Organization and Nature of Operations). The Statement of Changes in Stockholders’ Equity/Member’s Equity for the three and six months ended June 30, 2024 has been retrospectively restated to reflect these changes.

The accompanying notes are an integral part of these consolidated financial statements.

TITAN ENVIRONMENTAL SOLTUIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2024	2023

Net loss	$(4,612,913)	(23,568,649)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for credit losses	7,766	-
Gain on lease termination	(100,076)	-
Goodwill impairment	-	15,669,287
Depreciation and amortization	684,151	368,556
Forgiveness of debt	-	(91,804)
Stock based compensation	-	5,588,207
Change in fair value of derivative liability and derivative expense	(17,500)	(9,652)
Amortization of discounts and convertible options on debt	532,991	80,281
Changes in assets and liabilities
Accounts receivable	263,478	1,293
Subscription receivable	-	200,000
Prepaid expenses and other current assets	108,806	(47,583)
Other receivables	1,711	(10,522)
Inventory	(359,930)	(39,042)
Other assets	150,000	-
Right-of-use asset	196,877	111,711
Accounts payable, accrued expenses and deferred taxes	2,417,877	919,472
Customer deposits	385,898	1,000
Accrued payroll and payroll taxes	68,437	120,935
Finance lease liability	(2,304)	-
Operating lease liability	(169,599)	(58,980)
Net cash used in operating activities	(444,330)	(765,490)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of business, net of cash acquired	(4,652,500)	69,104
Acquisition of property and equipment	(918,345)	(173,626)
Net cash used in investing activities	(5,570,845)	(104,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from issuance of warrants	650,001	-
Loan origination fees	(6,000)	-
Proceeds from Series B Offering	4,222,000	-
Series B Offering Costs	(290,390)
Proceeds from convertible notes payable	150,000	980,000
Repayments of convertible notes payable	-	(62,003)
Proceeds from convertible note payables - related parties	50,000	300,000
Proceeds from notes payable	1,431,115	-
Repayments of notes payable	(905,570)	(791,290)
Proceeds from note payables - related parties	775,167	653,470
Repayment of notes payable - related parties	(107,939)	-
Net cash provided by financing activities	5,968,384	1,080,177

NET (DECREASE) INCREASE IN CASH	(46,791)	210,165

CASH - BEGINNING OF PERIOD	103,578	26,650

CASH - END OF PERIOD	56,787	236,815

CASH PAID DURING THE PERIOD FOR:
Interest expense	334,633	227,590

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Exercise of Share rights into common stock	1,026	-
Series A Preferred shares issued related to Guarantee agreement	3,010,000	-
Termination of lease	1,129,065	-
Remeasurement of Series B Preferred Shares to redemption value	1,375,467	-
Non-cash transactions related to reverse acquisition		27,162,222
Settlement of note payable	-	170,000

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

The Company is based out of Bloomfield Hills, Michigan and offers a comprehensive package of waste reduction, collection, recycling, and technology-enabled solutions to support customer demand. The Company operates two distinct lines of business. The Company’s trucking business provides waste and recycling collection and transportation services for industrial generators, commercial contractors and transfer station operators in Michigan, performed by the Company’s wholly-owned subsidiaries, Titan Trucking, LLC (“Titan Trucking”) and Standard Waste Services. LLC (“Standard”). The Company’s digester business is conducted by its wholly-owned subsidiary Recoup Technologies, Inc. (“Recoup”), which provides technology-enabled solutions for food waste processing, including onsite digestors for food waste along with cloud-based software tracking and analytics solutions.

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

On May 31, 2024, the Company completed its acquisition of Standard. In accordance with ASC 805, the transaction was treated as a business combination (Note 3 – Business Combinations).

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

Going Concern

The Company’s consolidated financial statements as of June 30, 2024 and December 31, 2023 are prepared using accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern. This contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.

For the six months ended June 30, 2024, the Company had a net loss of $4,612,913. The working capital of the Company was a deficit of $15,065,882 as of June 30, 2024 (deficit of $10,935,108 as of December 31, 2023). As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans include raising capital through issuances of equity and debt securities and minimizing operating expenses of the business to improve the Company’s cash burn rate. The Company has been successful in attracting substantial capital from investors interested in the current public status of the Company that has been used to support its ongoing cash outlays. This includes $1.4 million in notes payable, $4.2 million raised in an offering of Series B Preferred Stock, less offering costs of $290,390, and $2,653,105 of warrants during the six months ended June 30, 2024. The Company believes, but cannot guarantee, it will continue to be able to attract capital from outside sources as it pursues a move to a national stock exchange. The Company has engaged a qualified investment bank to assist in the potential uplisting of its common stock and simultaneous raise of capital. In addition, the Company’s revenue continues to grow and management expects the Company to shrink its net losses over the upcoming quarters through organic and acquisitive growth. The Company has identified a plan to decrease expenses going forward to reduce its cash burn.

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

Cash

The Company considers all highly-liquid money market funds and certificates of deposit with original maturities of less than three months to be cash equivalents. The Company maintains its cash balances with various banks. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company monitors the cash balances held in its bank accounts, and as of June 30, 2024 and December 31, 2023, did not have any concerns regarding cash balances which exceeded the insured amounts.

Accounts Receivable, net

Accounts receivables are recorded at the amount the Company expects to collect on the balance outstanding at period-end. Management closely monitors outstanding balances during the year and allocates an allowance account if appropriate. The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables and contract assets. The Company considers historical collection rates, the current financial status of its customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, the Company believes that the carrying value, net of expected losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments.

As of June 30, 2024 and December 31, 2023, the Company allocated $35,252 and $43,016, respectively, to the allowance for credit loss. The Company writes off bad debts as they occur during the year. Accounts receivable at December 31, 2022 was $517,583.

Inventory

Inventories primarily consist of parts for our digester business purchased for resale. Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Management reviews the age of inventories for obsolescence and determined that a reserve for obsolescence was not required as of June 30, 2024 and December 31, 2023.

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

Management regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management’s assessment, there were no indicators of impairment of the Company’s property and equipment as of June 30, 2024 and December 31, 2023, respectively.

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

Finite long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. Management assessed and concluded that no impairment write-down would be necessary for finite long-lived intangible assets as of June 30, 2024 and December 31, 2023.

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

Loan Origination Fees

Loan origination fees represent loan fees, inclusive of original issue discounts, relating to convertible note payables and note payables granted to the Company. The Company amortizes loan origination fees over the life of the note (Note 9 – Notes Payable and Note 10 – Convertible Notes Payable). Amortization expense of loan issuance fees for the six months ended June 30, 2024 and 2023 was $532,991 and $70,997, respectively. The net amounts of $2,976,000 and $434,542 were netted against the outstanding notes payable and convertible notes payable as of June 30, 2024 and December 31, 2023, respectively.

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

Redeemable Series B Preferred Stock

The Company applies the guidance enumerated in ASC 480, when determining the classification and measurement of preferred stock. Preferred stock subject to mandatory redemption, if any, is classified as a liability and is measured at fair value. The Company classifies conditionally redeemable preferred stock, which includes preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as mezzanine equity. At all other times, the Company classifies its preferred stock in stockholders’ equity. The Company subsequently measures mezzanine equity based on whether the instrument is currently redeemable or whether or not it is probable the instrument will become redeemable. Given the assessed probability that the instrument will become redeemable, the Company has elected to adjust the value of the Series B Preferred shares to its maximum redemption amount at each reporting date, including amounts representing dividends not currently declared or paid, but which will be payable under the redemption feature.

The following table illustrates the activity of the Series B Preferred Stock during the six months ended June 30, 2024:

Balance as of December 31, 2023	-

Balance of March 31, 2024	-

Issuance of 422,200 Series B Preferred Stock due to Offering	1,568,895
Accretion of Series B issuances	3,955,916

Issuance of 5,000 Series B Preferred Stock	1,307,696
Accretion of Series B issuances	1,378

Issuance of 100,592 Series B Preferred Stock	65,000
Accretion of Series B issuances	1,082
Balance as of June 30, 2024	6,899,967

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

The following is a summary of revenue disaggregated by type for the six and three months ended June 30, 2024 and 2023:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Product sales and product related services	$885,737	$184,175	$317,569	$184,139
Waste collection and disposal	3,531,196	2,777,397	2,343,614	1,643,106
Total revenue	$4,416,933	$2,961,572	$2,661,183	$1,827,245

Concentration Risk from Revenues

A major customer is defined as a customer that represents 10% or greater of total revenues. The Company does not believe that the concentration risk associated with these customers or vendors will have a materially adverse effect on the business. The Company’s concentration of revenue is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Customer A	16%	42%	14%	34%
Customer B	10%	*	*	*

* Represents amounts less than 10%

Concentration Risk from Accounts Receivable

A major customer is defined as a customer that represents 10% or greater of total accounts receivable, net. The Company does not believe that the risk associated with these customers or vendors will have an adverse effect on the business. The Company’s concentration of accounts receivable is as follows:

	As of June 30, 2024	As of December 31, 2023
Customer A	*	*
Customer B	11%	24%

* Represents amounts less than 10%

The Company maintains positive customer relationships and continually expands its customer base, mitigating the impact of any potential concentration risks that exist.

Basic and Diluted (Loss) Income per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2024 and 2023, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30, 2024	June 30, 2023
Series A Preferred Stock	139,790,000	-
Series B Preferred stock (1)	-	147,013,500
Series C Preferred Stock (2)	-	7,010,000
Restricted Stock Awards	-	5,005,000
Convertible Notes	-	127,031,864
Warrants	55,922,119	108,734
Total common stock equivalents	195,712,119	286,169,098

(1)	On January 10, 2024, the Company redomiciled and its pre-existing Series A class of Preferred Stock and Series B class of Preferred stock were eliminated (Note 1 – Organization and Nature of Operations). The Statement of Changes in Stockholders’ Equity/Member’s Equity for the three and six months ended June 30, 2024 has been retrospectively restated to reflect these changes.

(2)	On January 10, 2024, the Company redomiciled and exchanged all outstanding shares of its pre-existing Series C Preferred Stock for shares of a new class of Series A Preferred Stock (Note 1 – Organization and Nature of Operations). The Statement of Changes in Stockholders’ Equity/Member’s Equity for the three and six months ended June 30, 2024 has been retrospectively restated to reflect this change.

As further described in Note 3 – Business Combinations, under applicable accounting principles, the historical financial results of Titan prior to May 19, 2023 replace the historical financial statements of TraQiQ for the period prior to May 19, 2023. Titan’s equity structure, prior to the combination with TraQiQ, was a limited liability company, resulting in all components of equity attributable to the members being reported within Member’s Equity. Given that Titan was a limited liability company, net loss prior to the reverse acquisition is not applicable for purposes of calculating loss per share.

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

Advertising and Marketing Costs

Costs associated with advertising are charged to expense as occurred. For the six months ended June 30, 2024 and 2023, the advertising and marketing costs were $44,593 and $12,560, respectively. For the three months ended June 30, 2024 and 2023, the advertising and marketing costs were $21,194 and $1,209, respectively.

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

NOTE 3 – BUSINESS COMBINATIONS

Standard Waste Services, LLC Business Combination

On May 31, 2024 (the “Standard acquisition date”), the Company completed a transaction to acquire Standard. The total purchase consideration in connection with the acquisition was approximately $16.1 million. The purchase price consisted of $4,652,500 of cash (inclusive of a $652,500 cash deposit paid on January 8, 2024), the issuance of two note payables with an aggregate principal value of $2,859,898 (Note 9 – Note Payables), and the issuance of 612,000 shares of Series A Preferred Stock valued at $8,568,000. The convertible stock exchanges at a 100 common shares to 1 share of Series A Preferred Stock and was valued considering the trading price of $0.14, which was the Company’s stock on the date of close. The goodwill recorded in the business combination is anticipated to be tax-deductible.

Standard is a provider of contracted commercial roll-off and front-load waste services, including dumpster compactor rentals, to customers principally in Southeast Michigan. Standard provides services to both commercial and industrial customers.

The transaction was accounted for under the acquisition method of accounting, and accordingly, the results of Standard’s operations, including approximately $731,000 in revenue and $280,000 in gross profit, are included within the Trucking Segment for the three and six months ended 2024 related to the activity subsequent to the acquisition date.

The purchase price was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition on a provisional basis. The purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired and, as such, the excess was allocated to goodwill.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date.

Estimated
Description	Fair Value

Assets:
Cash	$2,545
Accounts receivable	1,387,932
Property and equipment	5,174,422
Prepaid expenses and other current assets	12,900
Other receivables	1,600
Right-of-use-asset	294,431
Goodwill	13,864,967
$20,738,797

Liabilities:
Accounts payable and accrued expenses	$(947,180)
Accrued payroll and related taxes	(46,189)
Operating lease liability, current	(83,654)
Finance lease liability, current	(29,230)
Notes payable	(3,271,231)
Operating lease liability, noncurrent	(210,778)
Finance lease liability, noncurrent	(70,137)
$(4,658,399)

Net fair value of assets (liabilities) acquired	$16,080,398

Certain estimated fair values for the acquisition, including goodwill, anticipated intangible assets, and property and equipment, are not yet finalized. The purchase price was preliminarily allocated based on information available at the acquisition date and is subject to change as we complete our analysis of the fair values at the date of the acquisition during the measurement period not to exceed one year, as permitted under ASC 805.

As a result of the acquisition, the Company recognized a total of $13.8 million of goodwill within the Trucking segment. Goodwill represents the value expected to be created through new customer relationships for the Company, access to new market opportunities, and expected growth opportunities. The goodwill resulting from the acquisition is susceptible to future impairment charges. Total acquisition costs incurred were approximately $659,000, which was recorded as a component of professional fees expenses during the six months ended June 30, 2024.

Standard’s results of operations are included in our consolidated financial statements from the date of the transaction within our Trucking segment. If the transaction had occurred on the beginning of the year ended December 31, 2023, unaudited pro forma consolidated results for 2024 and 2023, would have been as follows:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2023
Total revenue	$8,434,611	$7,783,109
Net loss	$(5,099,149)	$(23,203,641)
Pro forma loss per common share	$(0.02)	$(0.68)
Pro forma weighted average number of common shares basic and diluted	222,067,042	33,959,755

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred, nor are they necessarily indicative of future consolidated results.

Titan Trucking, LLC Reverse Acquisition

The Company’s subsidiary Titan Merger Sub Corp. (“Merger Sub”), Titan Trucking and the owners of Titan Trucking (“Titan Trucking owners”) entered into a merger agreement (the “Titan Merger Agreement”) on May 19, 2023 (the “Titan acquisition date”). Pursuant to the terms of the Titan Merger Agreement, Merger Sub was merged with and into Titan Trucking on the Titan acquisition date with Titan Trucking surviving as a wholly-owned subsidiary of the Company (the “Titan Merger”). For U.S. federal income tax purposes, the Titan Merger qualified as a tax-free “reorganization”. Under the terms of the Titan Merger Agreement, the Company agreed to pay the Titan Trucking owners 630,900 shares of the Company’s Series A Preferred Stock. Concurrent to the Titan Merger, the Company’s chief executive officer and one of the Company’s directors resigned from their respective positions and a new chief executive officer, chief operating officer and chief financial officer were appointed. Additionally, the new chief executive officer and chief operating officer were both appointed as directors of the Company.

In accordance with ASC 805 – Business Combinations, the Titan Merger was accounted for as a reverse acquisition with Titan Trucking being deemed the accounting acquirer of Titan. Titan Trucking, as the accounting acquirer, recorded the assets acquired and liabilities assumed of Titan at their fair values as of the Titan acquisition date. Titan Trucking’s historical consolidated financial statements have replaced Titan’s historical consolidated financial statements with respect to periods prior to the completion of the Titan Merger with retroactive adjustments to Titan’s legal capital to reflect the legal capital of Titan. Titan remains the continuing registrant and reporting company.

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

The Company recorded all tangible and intangible assets and liabilities at their estimated fair values on the acquisition date. The following represents the allocation of the estimated purchase consideration:

Estimated
Description	Fair Value

Assets:
Cash	$69,104
Accounts receivable	369,338
Prepaid expenses and other current assets	17,893
Inventory	64,894
Property and equipment	1,134
Intangible assets	6,471,621
Goodwill	26,880,916
$33,874,900

Liabilities:
Accounts payable and accrued expenses	$(1,009,993)
Customer deposits	(311,544)
Accrued payroll and related taxes	(21,077)
Derivative liability	(219,171)
Convertible notes payable	(1,466,382)
Convertible notes payable – related parties	(102,851)
Notes payable	(3,579,160)
Notes payable – related parties	(2,500)
$(6,712,678)

Net fair value of assets (liabilities) acquired	$27,162,222

The Company assessed the fair values of the tangible and intangible assets and liabilities and the amount of goodwill to be recognized as of the Titan acquisition date. Fair values were based on management’s estimates and assumptions. The intangible assets acquired were specific to the Company’s Recoup subsidiary.

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

Goodwill arising from the acquisition consisted of new customer relationships for the Company, access to new product market opportunities and expected growth opportunities. Total acquisition costs incurred were approximately $450,000, which was recorded as a component of professional fees expenses during the six months ended June 30, 2023.

The following supplemental pro-forma financial information approximate combined financial information assumes that the acquisition had occurred at the beginning of the year ended December 31, 2023:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2023
Total revenue	$4,416,933	$3,330,079
Net loss	$(6,444,492)	$(29,715,317)
Pro forma loss per common share	$(0.03)	$(0.88)
Pro forma weighted average number of common shares basic and diluted	222,067,042	33,959,755

The pro forma combined results of operations for the six months ended June 30, 2023, included stock-based compensation of $5,609,404 and goodwill impairment expense of $20,364,001. The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred, nor are they necessarily indicative of future consolidated results.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Containers	$2,038,638	$1,740,393
Trucks and tractors	7,308,129	4,388,091
Trailers	1,033,259	1,033,259
Shop equipment	2,787,505	40,380
Furniture	9,257	-
Computers and software	4,271	-
Leasehold improvements	147,765	33,934
	13,328,824	7,236,057
Less accumulated depreciation	(1,755,244)	(1,455,310)
Net book value	$11,573,580	$5,780,747

Depreciation expense for the three and six months ended June 30, 2024 were $187,100 and $299,934, respectively. Depreciation expense for the three and six months ended June 30, 2023 were $97,162 and $191,956, respectively.

NOTE 5 – INTANGIBLES, NET

Intangible assets consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Customer Lists	$1,137,807	$1,137,807
Intellectual Property	5,228,548	5,228,548
Tradenames	509,818	509,818
Noncompete Agreement	282,948	282,948
Less: accumulated amortization	(889,308)	(505,091)
Net book value	$6,269,813	$6,654,030

Amortization expense from intangible assets was $384,217 and $176,599 for the six months ended June 30, 2024 and 2023, respectively, and $192,108 and $169,724 for the three months ended June 30, 2024 and 2023.

As a result of the Titan Merger, the Company recorded $5,228,548 of intellectual property, $509,818 of tradenames, a $450,307 customer list, and a $282,948 noncompete agreement on the Titan acquisition date (Note 3 – Business Combinations).

Future amortization expense from intangible assets as of June 30, 2024 were as follows:

For the Years Ended,
December 31,
Remainder of 2024	$388,249
2025	770,356
2026	770,356
2027	770,356
2028	711,930
Thereafter	2,858,566
Total remaining amortization expense	$6,269,813

NOTE 6 – GOODWILL

The Company has two reporting units, its Trucking Segment and Digester Segment. Due to the Titan Merger and the resulting recognition of goodwill from the reverse acquisition, the Company initially recognized goodwill of $22,319,908 for the Digester reporting unit on the Titan acquisition date, which was adjusted to $26,880,916 due to measurement adjustments as the Company finalized its purchase price accounting. Due to the acquisition of Standard and the resulting recognition of goodwill from the business combination, the Company recognized goodwill of $13,864,967 for the Trucking reporting unit on the Standard acquisition date.

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

The changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2023 and 2024 was as follows:

	Trucking	Digester
Gross goodwill:
Balance as of January 1, 2023	$-	$-
Goodwill recognized	-	22,319,908
Balance as of June 30, 2023	-	22,319,908
Accumulated impairment	-	-
Balance as of January 1, 2023	-	-
Impairment	-	(15,669,287)
Balance as of June 30, 2023	-	(15,669,287)
Net carrying value, as of June 30, 2023	-	6,650,621

Gross goodwill:
Balance as of January 1, 2024	-	26,880,916
Goodwill recognized	13,864,967	-
Balance as of June 30, 2024	13,864,967	26,880,916
Accumulated impairment:
Balance as of January 1, 2024	-	(20,364,001)
Impairment	-	-
Balance as of June 30, 2024	-	(20,364,001)
Net carrying value, as of June 30, 2024	$13,864,967	$6,516,915

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Detail of accounts payable and accrued expenses as of June 30, 2024 and December 31, 2023 was as follows:

	June 30,	December 31,
	2024	2023
Accounts payable	$6,274,695	$3,475,570
Credit card payable	166,544	153,728
Accrued interest	536,278	233,611
Accrued expenses and other payables	460,499	210,049
Total accounts payable and accrued expenses	$7,438,016	$4,072,958

NOTE 8 – LEASES

Operating Leases

As of June 30, 2024, Titan Trucking maintained three leases classified as operating leases. Leases with an initial term of 12 months or less or leases that are immaterial are not included on the consolidated balance sheets.

Titan Trucking has a 62-month lease in Troy, Michigan which expires on January 15, 2025. The monthly payments were initiated on February 15, 2020 at $8,251 after a 2-month rent abatement period and are currently $9,287 per month. Straight rent was calculated at $8,479 per month. The total remaining operating lease expenses through expected termination date on the lease are approximately $59,000.

On April 1, 2023, Titan Trucking entered into a 60-month lease in Detroit, Michigan, with a related party through common ownership, which expires on March 31, 2028. On September 1, 2023, the Company and the related party amended the lease, resulting in decreased payment terms. The lease has the option to renew for an additional 5 years given proper notice. The monthly payments were initiated on May 1, 2023 after a 1-month rent abatement period. Straight rent for the amended lease was calculated at $29,113 per month. The lease was terminated by the lessor on June 14, 2024 due to a change of ownership of the property.

On November 1, 2023, the Company entered into a 39-month lease in Bloomfield Hills, Michigan which expires on January 31, 2027. The monthly payments were initiated in February of 2024 at $7,417 after a 3-month rent abatement period. Straight rent was calculated at $7,542 per month. The total remaining operating lease expenses through expected termination date on the lease are approximately $241,000.

On May 31, 2024, Standard was acquired by the Company and as a result, an operating lease was assumed. The original lease was executed on August 1, 2022 and was for 60 months. The remaining term on the lease is 38 months and is located in Detroit, Michigan. Straight rent for the lease was calculated at $9,000 per month. The lease contains an exclusive right to purchase the premises through the original term of the lease at a fair value to be mutually agreed upon. The Company is not reasonably certain it will exercise the option and therefore, the lease is classified as an operating lease. The total remaining operating lease expenses expected through termination date on the lease are approximately $333,000.

Average lease terms and discount rates are as follows:

	June 30,	December 31,
	2024	2023
Weighted average remaining lease term (in years)	2.65	3.86
Weighted average discount rate	9.10%	8.10%

Future minimum lease payments required under operating leases on an undiscounted cash flow basis as of June 30, 2024, were as follows:

For the Years Ended,
December 31,
Remainder of 2024	$154,659
2025	211,980
2026	207,944
2027	80,459
Total minimum lease payments	655,042
Less: imputed interest	(76,937)
Present value of future minimum lease payments	578,105

Current operating lease liabilities	222,243
Non-current operating lease liabilities	$355,862

The Company had operating lease expenses of $266,424 and $152,333 for the six months ended June 30, 2024 and 2023, respectively, and $130,295 and $124,780 for the three months ended June 30, 2024 and 2023, respectively. The Company records operating lease expense as a component of general and administrative expenses on the consolidated statements of operations.

Financing Leases

Standard leases a truck used for its operations under a five-year lease that commenced during May 2022 and which ends during May 2027. This lease is classified as a finance lease. The lease calls for monthly payments of $3,304 bearing interest of 12.08% per annum. The lease includes a purchase option upon maturity of which the Company intends to exercise. At June 30, 2024, the finance lease right of use asset was $106,178 and is included within property and equipment, net on the accompanying consolidate balance sheets.

	June 30,	December 31,
	2024	2023
Weighted average remaining lease term (in years)	3.00	N/A
Weighted average discount rate	12.08%	N/A

For the Years Ended,
December 31,
Remainder of 2024	$19,825
2025	39,650
2026	39,650
2027	12,898
2028	-
Total minimum lease payments	112,023
Less: imputed interest	(14,960)
Present value of future minimum lease payments	97,063

Current operating lease liabilities	29,524
Non-current operating lease liabilities	$67,539

The Company’s finance lease costs consisted of $3,304 of interest expense and $1,831 of amortization of the right of use asset during the three and six months ended June 30, 2024.

NOTE 9 – NOTES PAYABLE

The Company borrows funds from various creditors to finance its equipment, operations and acquisitions. The Company’s collateralized loans are secured by interest in the financed equipment.

On December 15, 2022, Titan Trucking entered into a $170,000 promissory note agreement with WTI Global Inc. (“WTI”) at a 7% per annum interest rate. The promissory note was issued as consideration for the acquisition of intangible assets from WTI during the year ended December 31, 2022. On February 1, 2023, WTI agreed to cancel the promissory note in exchange for an ownership interest in the Company. The cancellation was recorded on the consolidated balance sheet as an equity contribution (See Note 14 – Stockholders’ Equity and Mezzanine Equity).

The Company’s notes payables balance as of June 30, 2024 and December 31, 2023, consisted of the following:

		June 30,		December 31,
		2024		2023
		Current	Non-current	Current	Non-current

Collateralized Installment Loans	(a)	2,353,577	4,955,275	970,301	2,521,624

Note Payables:
Keystone	(b)	240,000	-	-	-

Issued prior to Titan Merger:
Michaelson Capital	(c)	2,107,090	-	2,307,090	-
Loanbuilder	(d)	47,252	101,112	91,096	102,916
Individual	(e)	25,000	-	25,000	-
Kabbage Funding Loans	(f)	-	-	9,344	-

Related Parties:
Standard Waste Promissory Note (1)	(g)	500,000	-	-	-
Standard Waste Promissory Note (2)	(h)	-	2,359,898	-	-
Titan Holdings 2	(i)	326,000	537,470	175,000	603,470
Titan Holdings 5	(j)	207,000	-	40,000	-
Miller	(k)	355,000	-	250,000	-
J. Rizzo	(l)	108,500	-	65,000	-
C. Rizzo	(m)	70,000	-	-	-
Celli	(n)	200,000	-	-	-

Total outstanding principal		6,539,419	7,953,755	3,932,831	3,228,010
Less: discounts		(1,104,187)	(1,785,207)	(21,385)	(53,325)
Total notes payable		5,435,232	6,168,548	3,911,446	3,174,685

Less: Notes payable – related parties		1,766,500	2,897,368	530,000	603,470
Notes payable		$3,668,732	$3,271,180	$3,381,446	$2,571,215

Guarantee of Debt

On May 31, 2024 the Company entered into a Guaranty Fee Agreement pursuant to which certain outstanding indebtedness owed by the Company to the sellers of Standard is guaranteed. Pursuant to the Guaranty Fee Agreement, Charles B. Rizzo personally guaranteed the obligations of Standard and the Company. In exchange for providing the guarantees, the Company agreed to provide compensation consisting of a deposit fee, a guarantee fee, and an annual fee. The guarantee fee consisted of 15,000,000 shares of common stock or the equivalent shares of Series A Preferred Stock, and the deposit fee consisted of 6,500,000 shares of common stock or the equivalent shares of Series Preferred Stock. The annual fee consists of 2.5% of the total amount of all outstanding debt on the anniversary of the agreement. The deposit fee and guarantee fee were settled on May 31, 2024 with the issuance of 215,000 shares of Series A Preferred Stock. The total value of the 215,000 shares of Series A Preferred Stock issued on May 31, 2024 was $3,010,000. All of the guarantee fee was recorded as a debt issuance cost of $3,010,000 associated with all of Standard’s debt obligations.

Collateralized Installment Loans:

(a)	The May 30, 2022 acquisition of Standard included the assumption of approximately $3.3 million of debt obligations associated with the fleet of equipment. The Company also had existing collateralized debt of $3,491,925 outstanding at December 31, 2023. The aggregated debt as of June 30, 2024 has $7.3 million of outstanding principal and is made up of installment notes with a weighted average interest rate of 9.74%, due in monthly installments with final maturities at various dates ranging from August 2024 to December 2030, secured by related equipment. The Company entered into a Guarantee Fee Agreement pursuant to which certain outstanding indebtedness owed by the Company to the sellers of Standard is guaranteed. A total of $1,611,969 of debt issuance costs were recorded in relation to the Guaranty Fee Agreement for the collateralized loans. As of June 30, 2024, collateralized installment loans with an aggregate principal amount of approximately $56,000 had passed their maturity date and were in default.

Note Payables:

(b)	During the six months ended June 30, 2024, there were three note payable agreements executed between the Company and Keystone Capital Partners, LLC for an aggregate amount of $240,000. The agreements were issued between May 30, 2024 and June 7, 2024. All notes mature in less than 12 months and accrue interest at a rate of 10%. The outstanding balance of combined note as of June 30, 2024 was $240,000. On July 2, 2024 Keystone Capital Partners, LLC and the Company agreed to cancel two promissory notes for a total of $150,000 in exchange for 15,134 warrants to purchase 100 shares common stock each and 15,134 shares of Series B Preferred Stock. The warrants each have an exercise price of $0.06 per share (Note 18 – Subsequent Events).

Note Payables issued prior to Titan Merger:

(c)

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

The December Michaelson Amendment established a period ending on March 31, 2024 during which Michaelson agreed to forbear from exercising its rights against the Company with respect to a default. Additionally, it set the following repayment terms: (1) on or before December 31, 2023, the Company was to make a $125,000 principal payment, (2) on or before January 31, 2024, the Company was to make a principal payment of $50,000, (3) on or before March 31, 2023, the Company was to repay its remaining principal obligations to Michaelson, (4) beginning on January 2024, the Company was to make three monthly interest payments of $22,571, and (5) following the payment of its other obligations owed to Michaelson, the Company was to issue to Michaelson $50,000 worth of preferred stock at the current offering terms and conditions.

In April 2024, the Company and Michaelson agreed to extend the term of the Michaelson Note until June 30, 2024, and forbear all other terms until May 1, 2024. In exchange for such extension and forbearance, the Company agreed to: (1) pay $600,000 to Michaelson upon the closing of the acquisition of Standard Waste Services, LLC, of which $500,000 will be repayment of principal and $100,000 will be a fee for the forbearance (payable $50,000 in cash and $50,000 in Series B Preferred Stock), (2) any new debt incurred by the Company shall be subordinated to the Michaelson Note, and (3) Michaelson is to receive 25% of the net proceeds on any capital raised greater than $6.0 million. As of June 30, 2024 the outstanding principal balance is $2,107,090. During the six months ending June 30, 2024 the Company issued 5,000 shares of Series B Preferred Stock and recorded interest expense of $65,357 in relation to this note.

On July 31, 2024, the Company and Michaelson agreed to a Forbearance Agreement that amended the Michaelson Note Payable (the “July Michaelson Amendment”). As a result, the interest rate of the Michaelson Note was increased to 16% per annum beginning on July 1, 2024. Additionally, the principal payment schedule of the Michaelson Note was amended to as follows: a payment of $750,000 is due on or by August 30, 2024, a payment of $457,089 is due on or by September 30, 2024, and a payment of the remaining outstanding principal is due on or by November 30, 2024. The Company also agreed to pay a forbearance fee of $10,000 to Michaelson.

(d)

Between January 14, 2022 and July 6, 2022, the Company signed four loan agreements with the Loanbuilder Service of Paypal, Inc (the “Loanbuilder Notes”). Three of the four Loanbuilder Notes had entered into settlement agreements prior to May 19, 2023. The remaining note (“Loanbuilder – 3”) was in default on May 19, 2023. On May 19, 2023, the outstanding liabilities owed under all the Loanbuilder Notes was $299,710, inclusive of $50,599 owed due to Loanbuilder – 3.

On June 15, 2023, the Company entered into a settlement agreement on Loanbuilder – 3. In accordance with ASC 470-60, “Troubled Debt Restructuring by Debtors,” each of the four Loanbuilder Notes were accounted for as a troubled debt restructuring due to their respective settlement agreements. As a result of the Loanbuilder - 3 settlement agreement, the Company recorded a net gain on extinguishment of debt of $25,299 in the consolidated statement of operations for the year ended December 31, 2023. Additionally, the Company agreed to pay the lender $6,325 in four monthly payments beginning in June 2023.

Excluding the Loanbuilder - 3 repayments, and as of June 30, 2024, the Company had 22 remaining required monthly repayments of $6,046 and 10 remaining required monthly repayments of $1,545 for the other Loanbuilder Notes.

(e)	On May 16, 2022, the Company issued a $25,000 promissory note (the “Individual #1 Note”) with an individual private investor. The Individual Note has an annual interest rate of 12% per annum and matured on December 31, 2023, at which time all principal and accrued interest is owed. The Individual #1 Note is in default and therefor incurs additional interest of 0.5% on all outstanding principal and interest owed.

(f)

On September 28, 2022 and September 29, 2022, the Company agreed to two Kabbage Funding Loan Agreements (together known as the “Kabbage Loans”) owed to American Express National Bank. The Kabbage Loans had an initial principal amount of $120,800 and as of May 19, 2023 had a principal amount of $77,748. Each loan includes a cost of capital interest expense of $4,077 and is to be repaid in nine monthly repayments of $3,658, followed by nine monthly payments of $35,507. As of June 30, 2024 the Kabbage Loans had been fully repaid.

Related Parties:

(g)	On May 30, 2024 the Company entered into a promissory note agreement with Dominic and Sharon Campo for $500,000. The note matures on July 15, 2024. The promissory note has an annual interest rate of 13.75% until maturity date and 18% after the maturity. As of June 30, 2024 the outstanding loan balance is $500,000 and has incurred $5,651 of accrued interest expense. The Company incurred debt issuance costs of $245,469 in connection with the execution of this agreement of which $122,734 has been amortized for the six months ending June 30, 2024 (please see Guarantee of Debt above). The debt issuance cost balance as of June 30, 2024 is $122,734. Upon default, a fifteen day “cure period” shall begin. Following the expiration of the cure period, any amounts outstanding shall be immediately due and payable. An additional charge of either $100,000 or 200,000 shares of Series A Preferred Stock shall become due. Subsequent to June 30, 2024, the maturity date of the note had passed and the cure period elapsed. Therefor the note was in default.

(h)	On May 31, 2024 the Company entered into a promissory note agreement with Dominic and Sharon Campo for $2,359,898. The note matures on May 15, 2027. The promissory note has an annual interest rate of 13.75% for the first year, 14.75% for the second year and 15.75% for the third year. Upon default, a 10 day “cure period” shall begin. As of June 30, 2024 the outstanding loan balance is $2,359,898 and has incurred $26,670 of accrued interest expense. The Company incurred debt issuance costs of $1,158,562 in connection with the execution of this agreement of which $32,182 has been amortized for the six months ending June 30, 2024 (please see Guarantee of Debt above). The debt issuance cost balance as of June 30, 2024 is $1,126,380.

(i)

On April 30, 2023, Titan Trucking signed a promissory note (the “Titan Holdings 2 Note”) with Titan Holdings 2, LLC (“Titan Holdings 2”), a stockholder of the Company. The promissory note matures on March 31, 2028. On November 10, 2023, Titan Trucking and Titan Holdings 2 agreed to a restated promissory note (together the two notes are the “Titan Holdings 2 Note”). The Titan Holdings 2 Note has a principal amount of $712,470. The interest rate was 10.5% for the period of April 30, 2023 through November 30, 2023 and increased to 13.00% commencing on December 1, 2023. Accrued interest is required to be paid on a monthly basis and all outstanding principal owed is due five years commencing after the signing of the restated promissory note. Titan Trucking was also required to make a one-time principal payment of $175,000 on or before December 8, 2023, and because all outstanding interest and principal was not repaid by December 31, 2023, an additional $50,000 penalty charge was added to the outstanding principal owed.

Titan has an informal agreement with Titan Holdings 2 to continually borrow from Titan Holdings 2 as working capital needs arise. These additional funds are to be repaid as funding becomes available. As of June 30, 2024, Titan had borrowed $180,000 in additional funding.

(j)

On December 31, 2023, Titan Trucking and a stockholder of the Company agreed to an informal agreement (the “Titan Holdings 5 Note”) to borrow funds from the stockholder as working capital needs arise. These additional funds are to be repaid as funding becomes available. As of June 30, 2024, Titan had borrowed $170,439 in additional funding.

On May 30, 2024, the Company and the stockholder, agreed to a promissory note for a principal amount of $100,000. The promissory note has an annual interest rate of 10% and is to be repaid September 30, 2024. The note also features a provision stating the Company will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity. On July 2, 2024 the stockholder and the Company agreed to cancel the promissory note in exchange for 10,091 units which include 10,091 warrants to purchase 100 shares of common stock each and 10,091 shares of Series B Preferred Stock. The warrants each have an exercise price of $0.06 per share (Note 18 – Subsequent Events).

(k)

On October 30, 2023, Titan Trucking and the Company’s CEO, Glen Miller (“Miller”), agreed to a promissory note for a principal amount of $250,000. The promissory note is non-interest bearing and to be repaid within 30 days of the Company’s receipt of bridge funding. The note also features a provision stating Titan Trucking will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity. The promissory note currently has an outstanding balance of $250,000 and as of June 30, 2024 is in default.

On February 23, 2024, the Company and Miller agreed to a promissory note for a principal amount of $55,000. The promissory note is non-interest bearing, had a maturity date of June 30, 2024, and has an original issue discount of $5,000. The note also features a provision stating the Company will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity. The promissory note currently has an outstanding balance of $55,000 and as of June 30, 2024 is in default.

On May 30, 2024, the Company and Miller agreed to a promissory note for a principal amount of $50,000. The promissory note has a maturity date of June 28, 2024, and has an annual interest rate of 10%. The note also features a provision stating the Company will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity. On July 2, 2024 Miller and the Company agreed to cancel the promissory note in exchange for 5,045 units which include 5,045 warrants to purchase 100 shares common stock each and 5,045 shares of Series B Preferred Stock. The warrants each have an exercise price of $0.06 per share (Note 18 – Subsequent Events).

(l)

On November 30, 2023, the Company and its COO, Jeff Rizzo (“Rizzo”), agreed to a promissory note for a principal amount of $65,000. The promissory note has an interest rate of 10% and a maturity date of June 30, 2024. The note also features a provision stating the Company will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity. Subsequent to June 30, 2024, the maturity date elapsed and the promissory note was in default.

Titan has an informal agreement with Rizzo to continually borrow from Rizzo as working capital needs arise. These additional funds are to be repaid as funding becomes available. As of June 30, 2024, Titan had borrowed $43,500 in additional funding.

(m)	Titan has an informal agreement with Charles B. Rizzo (“C. Rizzo”) to continually borrow from C. Rizzo as working capital needs arise. These additional funds are to be repaid as funding becomes available. As of June 30, 2024, Titan had borrowed $70,000 in additional funding.

(n)	On May 30, 2024, the Company and Frank Celli (“Celli”), agreed to a promissory note for a principal amount of $200,000. The promissory note has an annual interest rate of 10% and is to be repaid September 30, 2024. The note also features a provision stating the Company will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity. On July 2, 2024 Celli and the Company agreed to cancel the promissory note in exchange for 20,183 units which include 20,183 warrants to purchase 100 shares of common stock each and 20,183 shares of Series B Preferred Stock. The warrants each exercisable have an exercise price of $0.06 per share (Note 18 – Subsequent Events).

Interest expense on these notes for the six and three months ended June 30, 2024 was $505,461 and $270,040, respectively. Interest expense on these notes for the six and three months ended June 30, 2023 was $213,720 and $136,367, respectively.

Principal maturities for the next five years and thereafter as of June 30, 2024 were as follows:

Remainder of 2024	$5,403,861
2025	2,135,946
2026	1,669,482
2027	3,551,162
2028	928,610
Thereafter	804,113
Total principal payments	$14,493,174
Less: debt discounts	(2,889,394)
Total notes payable	$11,603,780

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable Issued Prior to Titan Merger

On October 31, 2022, the Company issued a 20% original issue discount Senior Secured Promissory Notes (the “Evergreen – 2022 Note”) to Evergreen Capital Management, LLC (“Evergreen”). The Evergreen – 2022 Note had a principal amount of $48,000, an annual interest rate of 10% per annum and a maturity date of July 21, 2023. The Evergreen – 2022 Note contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon the event of default. The conversion price was equal to 75% of the price per share at which the Company’s stock is sold to the public in a qualified offering. A qualified offering was defined as a transaction in which the Company issues and sells shares of its equity securities in an equity financing with total proceeds to the Company of not less than $1,000,000. The conversion feature contained a variable settlement feature which was determined to be a derivative liability (Note 11 – Derivative Liabilities). On July 17, 2023, the Evergreen 2022 Note was cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity and Mezzanine Equity).

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

On February 16, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Note (the “Chambers Note”) to the James D. Chambers Living Trust (“Chambers”) with a principal amount of $60,000. The Chambers Note had an annual interest rate of 10% per annum and a maturity date of February 28, 2024. The Chambers Note also contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion feature contained a variable settlement feature which was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Chambers Note was cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity and Mezzanine Equity).

On February 14, 2023 and March 14, 2023, the Company issued two 20% original issue discount Senior Secured Promissory Notes (the “Eleven 11 Notes”) to Eleven 11 Management, LLC (“Evergreen”) with principal amounts of $54,000 and $60,000, respectively. The Eleven 11 Notes had an annual interest rate of 10% per annum and had maturity dates of February 14, 2024 and February 28, 2024. The Eleven 11 Notes also contained identical conversion features, enabling them to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion features each contain a variable settlement feature which was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Eleven 11 Notes were cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity and Mezzanine Equity).

Between February 16, 2023 and April 26, 2023, the Company issued four 20% original issue discount Senior Secured Promissory Notes (the “Cavalry Fund Notes”) to Cavalry Fund I LP (“Cavalry”). The Cavalry Fund Notes had principal amounts ranging from $108,000 to $120,000, an annual interest rate of 10% per annum, and maturity dates ranging from February 28, 2024 to April 30, 2024. The Cavalry Fund Notes contained identical conversion features, enabling them to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion features each contained a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Calvary Fund Notes were cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity and Mezzanine Equity).

Between March 3, 2023 and April 18, 2023, the Company issued three 20% original issue discount Senior Secured Promissory Notes (the “Keystone Notes”) to Keystone Capital Partners (“Keystone”). The Keystone Notes had principal amounts ranging from $30,000 to $90,000, an annual interest rate of 10% per annum, and were issued with maturity dates ranging from February 28, 2024 to April 17, 2024. The Keystone Notes also all contained identical conversion features, enabling them to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion features each contained a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Keystone Notes were cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity and Mezzanine Equity).

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

On April 17, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Note (the “Seven Knots Note”) to Seven Knots, LLC (“Seven Knots”). The Seven Knots Note had a principal amount of $60,000, an annual interest rate of 10% per annum, and a maturity date of April 16, 2024. The Seven Knots Note also contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion feature contained a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Seven Knots Note was cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity and Mezzanine Equity).

Convertible Notes Payable – Related Parties Issued Prior to Titan Merger

On May 12, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Note (the “Sikka Note”) to Ajay Sikka (“Sikka”), a current director and former chief executive officer of the Company. The Sikka Note had a principal amount of $120,000, an annual interest rate of 10% per annum and a maturity date of May 31, 2024. The Sikka Note also contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion feature contained a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Sikka Note was cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity and Mezzanine Equity).

On May 12, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Note (the “Miller Note”) to Miller. The Miller Note had a principal amount of $60,000, an annual interest rate of 10% per annum, and a maturity date of May 31, 2024. The Miller Note also contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion feature contained a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Miller Note was cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity and Mezzanine Equity).

Convertible Notes Payable and Convertible Notes Payable – Related Parties

The Company’s convertible notes as of June 30, 2024 and December 31, 2023 were as follows:

		June 30,		December 31,
		2024		2023
		Current	Non-current	Current	Non-current

Convertible Notes Payable:
Calvary Fund – Bridge Notes	(a)	$1,150,000	$-	$1,150,000	$-
Evergreen – Bridge Note	(b)	745,000	-	745,000	-
Keystone Capital – Bridge Notes	(c)	70,500	-	70,500	-
Seven Knots – Bridge Notes	(d)	70,500	-	70,500	-
Individual #2 – Bridge Notes	(e)	300,000	-	300,000	-
Individual #3 – Bridge Notes	(f)	30,000	-	30,000	-
Individual #4 – Bridge Notes	(g)	180,000	-	180,000	-
Individual #5 – Bridge Notes	(h)	600,000	-	600,000	-
Chambers - Bridge Note	(i)	-	62,500	-	-
Schiller – Bridge Note	(j)	-	125,000	-	-

Related Parties:
Miller – Bridge Notes	(k)	480,000	-	480,000	-
Titan 5 – Bridge Note	(l)	120,000	-	120,000	-
Celli – Bridge Notes	(m)	150,000	62,500	150,000	-
FC Advisory – Bridge note	(n)	60,000	-	60,000	-

Total outstanding principal		3,956,000	250,000	3,956,000	-
Less: discounts		(80,928)	(5,678)	(359,850)	-
Total convertible notes payable		3,875,072	244,322	3,596,150	-

Convertible notes payable – related parties		775,270	61,091	724,250	-
Convertible notes payable		$3,099,802	$183,231	$2,871,900	$-

Convertible Notes Payable:

(a)	Between May 19, 2023 and August 7, 2023, the Company issued five 20% original issue discount Senior Secured Promissory Notes to Calvary (the “Calvary Fund Bridge Notes”). The Calvary Fund Bridge Notes have principal amounts ranging from $141,000 to $400,000. The Cavalry Fund Bridge Notes have an annual interest rate of 10% per annum and maturity dates ranging from May 19, 2024 to August 7, 2024. The Cavalry Fund Bridge Notes contain identical “rollover rights” conversion features that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. As of June 30, 2024, $604,000 of the Cavalry Fund Bridge Notes were in default. Subsequent to June 30, 2024, the maturity dates of the remaining Cavalry Fund Bridge Notes elapsed, and they were in default.

(b)	Between May 19, 2023 and July 7, 2023, the Company issued three 20% original issue discount Senior Secured Promissory Notes to Evergreen (the “Evergreen Bridge Notes”) with principal amounts ranging from $141,000 to $400,000. The Evergreen Bridge Notes have an annual interest rate of 10% per annum and were issued with maturity dates ranging from May 19, 2024 to July 7, 2024. The Evergreen Bridge Notes contain identical “rollover rights” conversion features that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. As of June 30, 2024, $604,000 of the Evergreen Bridge Notes were in default. Subsequent to June 30, 2024, the maturity dates of the remaining Evergreen Bridge Notes elapsed, and they were in default.

(c)	On July 20, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to Keystone Capital (the “Keystone - Bridge Note”) with a principal amount of $70,500. The Keystone Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 20, 2024. The Keystone Bridge Notes contains a “rollover rights” conversion features that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. Subsequent to June 30, 2024, the maturity date of the Keystone Bridge Note elapsed, and it was in default.

(d)	On July 20, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to Seven Knots (the “Seven Knots - Bridge Note”) with a principal amount of $70,500. The Seven Knots Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 20, 2024. The Seven Knots Bridge Notes contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. Subsequent to June 30, 2024, the maturity date of the Seven Knots Bridge Note elapsed, and it was in default.

(e)	On July 24, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to an individual investor (the “Individual #2 – Bridge Note”) with a principal amount of $300,000. The Individual #2 Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 20, 2024. The Individual #2 Bridge Notes contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. Subsequent to June 30, 2024, the maturity date of the Individual #2 Bridge Note elapsed, and it was in default.

(f)	On July 24, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to an individual investor (the “Individual #3 – Bridge Note”) with a principal amount of $30,000. The Individual #2 Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 24, 2024. The Individual #3 Bridge Notes contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. Subsequent to June 30, 2024, the maturity date of the Individual #3 Bridge Note elapsed and it was in default.

(g)	On July 24, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to an individual investor (the “Individual #4 – Bridge Note”) with a principal amount of $180,000. The Individual #4 Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 24, 2024. The Individual #4 Bridge Notes contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. Subsequent to June 30, 2024, the maturity date of the Individual #4 Bridge Note elapsed, and it was in default.

(h)	On July 28, 2023, the Company issued a 20% original issue discount Senior Secured Promissory Notes to an individual investor (the “Individual #5 – Bridge Note”) with a principal amount of $600,000. The Individual #5 Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 28, 2024. The Individual #5 Bridge Notes contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. Subsequent to June 30, 2024, the maturity date of the Individual #5 Bridge Note elapsed, and it was in default.

(i)	On February 28, 2024, the Company issued a 25% original issue discount Senior Secured Promissory Notes to Chambers (the “Chambers Bridge Note”) with a principal amount of $62,500. The Chambers Bridge Note has an annual interest rate of 11% per annum and was issued with a maturity date of August 25, 2025. The Chambers Bridge Note contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(j)	On February 28, 2024, the Company issued a 25% original issue discount Senior Secured Promissory Notes to the Leonard M. Schiller Revocable Trust (the “Schiller Bridge Note”) with a principal amount of $125,000. The Schiller Bridge Note has an annual interest rate of 11% per annum and was issued with a maturity date of August 25, 2025. The Schiller Bridge Note contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

Related Parties:

(k)	Between June 13, 2023 and July 24, 2023, the Company sold and issued two 20% original issue discount Senior Secured Promissory Notes (the “Miller Bridge Notes”) to Miller. The Miller Bridge Notes both have principal amounts of $240,000. The Miller Bridge Notes have an annual interest rate of 10% per annum and were issued with maturity dates ranging from June 13, 2024 to July 24, 2024. The Miller Bridge Note contains a “rollover rights” conversion feature that enables the holders to convert all or part of the Miller Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public offering. As of June 30, 2024 one of the Miller Bridge Notes was in default. Subsequent to June 30, 2024, the maturity date of the remaining Miller Bridge Note elapsed, and it was in default.

(l)	On June 13, 2023, the Company sold and issued a 20% original issue discount Senior Secured Promissory Note (the “Titan 5 Bridge Note”) to Titan 5, a shareholder of the Company. The Titan 5 Bridge Note has a principal amount of $120,000, an annual interest rate of 10%, and was issued with a maturity date of June 13, 2024. The Titan 5 Bridge Note contains a “rollover rights” conversion feature that enables the holders to convert all or part of the Titan 5 Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. As of June 30, 2024, the Titan 5 Bridge Note was in default.

(m)	On December 28, 2023, the Company sold and issued a 20% original issue discount Senior Secured Promissory Note to Frank Celli, a Director of the Company. The Celli Bridge Note has a principal amount of $150,000, an annual interest rate of 10%, and was issued with a maturity date of December 28, 2024. On February 28, 2024, the Company sold and issued a 25% original discount Senior Secured Promissory Note to Frank Celli. The note has a principal amount of $62,500, an annual interest rate of 11%, and was issued with a maturity date of August 31, 2025. These notes are collectively referred to as the “Celli Bridge Notes”. The Celli Bridge Notes contain a “rollover rights” conversion feature that enables the holders to convert all or part of the Celli Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(n)	On December 22, 2023, the Company sold and issued a 20% original issue discount Senior Secured Promissory Note (the “FC Advisory Bridge Note”) to FC Advisory, a company owned by a Director of the Company. The FC Advisory Note has a principal amount of $60,000, an annual interest rate of 10%, and was issued with a maturity date of December 22, 2024. The FC Advisory Bridge Note contains a “rollover rights” conversion feature that enables the holders to convert all or part of the FC Advisory Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

Interest expense due to convertible notes payable for the six and three months ended June 30, 2024 was $195,924 and $94,733, respectively. Interest expense due to convertible notes payable for the six and three months ended June 30, 2023 was $62,598 and $38,507, respectively.

Convertible note payables principal maturities for the next year as of June 30, 2024 were as follows:

Remainder of 2024	$3,956,000
2025	250,000
Total principal payments	4,206,000
Less: debt discounts	(86,606)
Total convertible notes payable	$4,119,394

NOTE 11 – DERIVATIVE LIABILITIES

The Company had issued certain convertible notes payable that contain conversion options with variable settlement features which make their conversion options a derivative liability. The conversion option derivatives were embedded in their respective note payables and for accounting purposes have been bifurcated from the host instruments. As of June 30, 2024 and December 31, 2023, the Company did not have any of these convertible notes payable outstanding. Please see Note 10 – Convertible Notes Payable for more information.

On February 12, 2021, the Company granted 25,000 warrants (the “Platinum Point Warrants”) that had a term of three-years and an exercise price of $11.60 to Platinum Point Capital, LLC. The warrants granted contain certain price protections that make the value of the warrants a derivative liability. On February 12, 2024, the Platinum Point Warrants expired and as a result, the related derivative liability decreased to $0.

The fair value of the Platinum Point Warrants derivative liability is estimated using a Black-Scholes valuation model with a stock price of $11.60. Changes to the inputs used in the model could produce a significantly higher or lower fair value. The following assumptions were used as of June 30, 2024 and December 31, 2023:

	Six Months Ended June 30, 2024		Year Ended December 31, 2023

Expected term (years)	N/A		0.12
Expected volatility	N/A	%	1,288.16%
Expected dividend yield	N/A	%	0.00%
Risk-free interest rate	N/A	%	4.79%

The derivative liabilities as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Fair value of the Platinum Point Warrants (25,000 warrants)	-	17,500
	$-	$17,500

Activity related to the derivative liabilities for the six months ended June 30, 2024 were as follows:

Beginning balance as of December 31, 2023	$17,500
Change in fair value of warrant - derivative liability	(17,500)
Ending balance as of June 30, 2024	$-

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

The Advance on Offering balance was $50,000 as of December 31, 2023. The Company has analyzed these amounts and determined that they are liabilities in accordance with ASC 480 – Distinguishing Liabilities from Equity.

In April 2024, the Company and Michaelson agreed to extend the term of the Michaelson Note until June 30, 2024, and forbear all other terms until May 1, 2024. Among other terms, the Company agreed to pay a $100,000 forbearance fee, payable in $50,000 of cash and $50,000 of Series B Preferred Stock. (Please see Note 9 – Notes Payable). The $50,000 of shares obligated to Michaelson was issued during the six months ended June 30, 2024. The balance of this obligation as of June 30, 2024 is $0.

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

Employer contributions for the six and three months ended June 30, 2024 were $6,317 and $3,188, respectively, and $5,825 and $2,967, respectively for the six and three months ended June 30, 2023.

NOTE 14 – STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

As further described in Note 3 – Business Combinations, under applicable accounting principles, the historical financial results of Titan Trucking prior to May 19, 2023 replaced the historical financial statements of TraQiQ for the period prior to May 19, 2023. Titan Trucking’s equity structure, prior to the combination with TraQiQ, was a limited liability company, resulting in all components of equity attributable to the members being reported within Member’s Equity.

As of December 31, 2023, the Company was authorized to issue a total of 10,000,000 shares of its Preferred Stock in one or more series, and authorized to issue 300,000,000 shares of common stock. As a result of the redomicile and effective January 10, 2024, the authorized capital stock of the Company was amended to 425,000,000 total shares, consisting of 400,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.0001 per share, of which 630,900 shares were designated “Series A Convertible Preferred Stock”. As of June 30, 2024 the Company was authorized to issue 25,000,000 shares of Preferred Stock in one or more series, of which 1,242,900 shares were designated as “Series A Convertible Preferred Stock” and 1,360,000 shares were designated as “Series B Convertible Preferred Stock”.

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

Series B Preferred Stock

As of June 30, 2024 and December 31, 2023, there were 527,792 and 0 shares of Series B Preferred Stock issued and outstanding, respectively. As a result of the redomicile and effective January 10, 2024, TraQiQ’s “Series B” class of preferred stock was eliminated.

Prior to the redomicile, each outstanding share of Series B Convertible Preferred Stock prior to the redomicile was convertible into the 100 shares of the Company’s common stock at any time commencing after the issuance date. Series B Convertible Stock had no voting rights.

On July 17, 2023, prior to the redomicile, the Company entered into Exchange Agreements (the “Series B Preferred Exchange Agreements”) with two accredited investors, including Sikka. Pursuant to the Series B Preferred Exchange Agreements, such investors exchanged 220,135 shares of the Company’s former Series B Convertible Preferred Stock into an aggregate of 22,013,500 Series A Rights dated as of July 17, 2023. On July 20, 2023, the Company entered into an Exchange Agreement (the “REI Exchange Agreement”) with Renovare Environmental, Inc. (“REI”) pursuant to which REI exchanged 14,118,233 shares of common stock and 1,250,000 shares of the Company’s former Series B Convertible Preferred Stock for 108,729,363 Series A Rights dated July 20, 2023 and 30,388,873 Series B Rights dated July 20, 2023. As a result of the Series B Preferred Exchange Agreements and the REI Exchange Agreement the Company did not have any outstanding shares of its former Series B Convertible Preferred Stock.

On March 29, 2024, the Company a new series of preferred stock was created (the “Series B Convertible Preferred Stock”) consisting of 1,360,000 shares with a redemption value of $10.00 per share.

Optional Redemption

Beginning on July 31, 2025, the Company has the option to redeem the outstanding shares by providing written notice 10 to 60 days in advance. The Company has the option to redeem the outstanding shares at a premium of 130% of the stated value plus any accumulated unpaid dividends.

Mandatory Redemption

The Company will be required to redeem the outstanding shares when the Company receives written notice from any holder that holds at least 75,000 Series B Convertible Preferred Stock (a “Mandatory Redemption Event Notice”) that specifies a Mandatory Redemption Event (as defined below) has occurred. The Company is required to provide written notice to all Holders and redeem the shares, for any holder that provides this notice, in cash (either immediately or when the cash becomes available) at an amount equal to 130% of the stated value, plus accrued and unpaid dividends.

A Mandatory Redemption Event is triggered either by (1) a Triggering Event occurring and the Company being notified by a Holder with at least 75,000 shares or (2) by the Company’s common stock not being listed on a major exchange after July 31, 2025.

Dividend Rights

Holders are entitled to receive cumulative dividends at a rate of 10% per annum, which increases to 15% during the occurrence of a Triggering Event. These dividends accrue daily from the original issuance date, regardless of whether they are declared by the Board of Directors or if there are funds legally available for payment.

●	Accrued dividends are paid at 105% of the accumulated amount when declared, during liquidation, or upon redemption of the preferred stock. If not paid quarterly on the last day of March, June, September, and December, the dividends will compound until they are paid or converted.
●	The Company may elect to pay dividends in the form of common stock provided no Equity Conditions Failure has occurred, and such a payment would not cause the holder to exceed the Beneficial Ownership Limitation.

○	Equity Conditions Failure occurs if certain conditions are not met during a specified period, including the continued listing of common stock on a trading market, timely delivery of shares issuable upon conversion, compliance with trading market rules, and absence of any Triggering Event.

○	The number of shares issued as a stock dividend is calculated based on the average volume-weighted average price (VWAP) of the common stock.

Conversion Rights

Each share of Series B Convertible Preferred Stock can be converted into common stock as follows:

(a) Optional Conversion

●	Conversion rate is based on the Stated Value plus unpaid dividends divided by the Conversion Price.
●	Initial Conversion Price is $0.05, subject to adjustments.

(b) Triggering Event Conversion

●	During a Triggering Event, holders can convert their shares at 125% of the Stated Value plus unpaid dividends.
●	Conversion is subject to the Beneficial Ownership Limitation.

(c) Mandatory Conversion

●	If the Common Stock price equals or exceeds $1.00 for 20 consecutive Trading Days, with a daily trading volume over $1,000,000, and Equity Conditions are met, the Corporation can mandate conversion.
●	Mandatory Conversion Notice must be delivered within five Trading Days after the Mandatory Conversion Measuring Period.

Beneficial Ownership Limitation

No Investor will be able to convert the Series B Preferred into an amount that would result in the Investor (or its affiliates) beneficially owning more than 4.99% of the outstanding shares of the Company with an investor option to go to 9.99%.

Voting Rights

The number of votes a holder can cast is equal to the number of whole shares of common stock into which their Series B Convertible Preferred Stock can be converted as of the record date for determining stockholders entitled to vote. These holders vote together with common stockholders as a single class and on an as-converted basis. The Series B Preferred Stock contains roll-over rights.

Series B Preferred Stock Offering

On April 5, 2024 the Company entered into a Securities Purchase Agreement (the “SPA”) dated March 29, 2024 with an accredited investor, pursuant to which, on such date and at later closings of the transactions contemplated by the SPA, such investor and the additional investors who signed the SPA agreed to purchase shares of the Company’s Series B Convertible Preferred Stock. In addition, in connection with the issuance of the Series B Preferred Stock, the purchasers received five-year warrants to purchase shares of the Company’s common stock. The warrants are exercisable at an exercise price of $0.06 per share of Common Stock, subject to certain adjustments as set forth in the Warrants. The holders may exercise the warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered under the Securities Act of 1933, as amended, pursuant to an effective registration statement. The obligations of the Company and the Purchasers to consummate the transactions contemplated by the SPA were subject to the satisfaction of customary closing conditions.

On May 30, 2024, the Company issued 422,200 shares of Series B Preferred Stock and warrants to purchase an aggregate of 42,220,000 shares of common stock for an aggregate purchase price of $4,222,000. In connection with issuance, the Company issued warrants to purchase an aggregate of 8,444,000 shares of common stock to placement agents. The placement agent warrants are identical to the warrants, except that they have a term of seven years.

In connection with the issuance, the Company entered into a Registration Rights Agreement whereby the Company agreed to file a registration statement registering the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants within 20 calendar days of the earlier of (i) the date of the consummation of the listing of the Common Stock on any of the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market, the New York Stock Exchange, or their respective successors and (ii) the six-month anniversary of the Registration Rights Agreement (the “Trigger Date”). The Company agreed to use its best efforts to have the registration statement declared “effective” within 60 calendar days from the Trigger Date.

The Company determined the Series B Preferred Stock is classified as temporary mezzanine equity because redemption could be required at (1) a fixed or determinable date, (2) at the option of the holder, and (3) upon occurrence of a contingent event. The Company valued the redemption feature based on the present value of future cash flows using the following assumptions, (1) term of 1.17 years, (2) dividend rate of 10% and (3) effective interest rate of 8.12%. For the six months ended June 30, 2024 the Series B Preferred Stock related to the Offering was accreted $3,955,916. The accretion was analyzed and recorded as a deemed dividend and is disclosed on the consolidated statement of operations. The total offering proceeds was $4,222,000, which was allocated on a relative fair value basis between the Series B Preferred Stock and the warrants. The Series B Preferred Stock and the warrants were valued at $1,568,895 and $2,653,105, respectively.

The following table illustrates the redemption value of the shares of Series B preferred Stock in the offering:

Series B Offering
Issuance of 422,200 Series B Preferred Stock due to Offering	4,222,000
Less: Warrants fair value	(2,653,105)
Accretion of Series B issuances	3,955,916
Balance as of June 30, 2024	5,524,811

Additional Series B Preferred Stock Issuances

On April 12, 2024, the Company issued 5,000 shares of Series B Preferred Stock to extend the term of the Michaelson Note until June 30, 2024 (Note 9 – Note Payables). The redemption feature is recorded at fair value and will be accreted to redemption value when it is deemed probable to be exercised. The Company valued the redemption feature at fair value based on the present value of future cash flows using the following assumptions, (1) term, (2) dividend rate, (2) effective interest rate, (3) and redemption value of $65,000. For the six months ended June 30, 2024 the Series B Preferred Stock was accreted $1,082.

On June 25, 2024, the Company issued 100,592 shares of Series B Preferred Stock to investors in exchange for equity interests for proceeds received in prior periods. The redemption feature is recorded at fair value and will be accreted to redemption value when it is deemed probable to be exercised. The Company valued the redemption feature at fair value based on the present value of future cash flows using the following assumptions, (1) term, (2) dividend rate, (2) effective interest rate, (3) and redemption value of $1,307,696. For the six months ended June 30, 2024 the Series B Preferred Stock was accreted $1,378.

Common Stock

As of December 31, 2023, there were 300,000,000 shares of common stock authorized. As a result of the redomicile and effective January 10, 2024, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the redomicile was exchanged for one share of common stock of Titan. Additionally, the authorized shares of common stock was increased to 400,000,000. As of June 30, 2024 the Company had 400,000,000 shares of common stock authorized. As of June 30, 2024, and December 31, 2023 the Company had 25,386,814 and 15,134,545 shares of common stock issued and outstanding, respectively.

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

During the six months ended June 30, 2024, the Company issued 10,252,269 shares of common stock due to exercises of share rights from common stock rights.

Warrants

As a result of the redomicile and effective January 10, 2024, all the Company’s outstanding warrants were assumed by Titan and now represent warrants to acquire shares of Titan’s common stock. The following schedule summarizes the changes in the Company’s common stock warrants during the six months ended June 30, 2024 and 2023:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2023	2,608,734	$0.008 – 16.00	4.81	$1,624,905	$10.67

Warrants granted	53,410,001	$0.06	4.33	$4,272,300	$0.06
Warrants exercised	-	$-	-	$-	$-
Warrants expired/cancelled	(96,616)	$0.008 – 16.00	-	$-	$-

Balance at June 30, 2024	55,922,119	$0.06 – 16.00	4.88	$5,031,900	$0.67

Exercisable at June 30, 2024	55,922,119	$0.06 – 16.00	4.88	$5,031,900	$0.67

Balance at December 31, 2022	-	$-	-	$-	$-
Warrants acquired concurrent with the Titan Merger	108,734	$0.008 – 16.00	0.78	$57,296	$8.31
Warrants granted	-	$-	-	$-	$-
Warrants exercised/ exchanged	-	$-	-	$-	$-
Warrants expired/cancelled	-	$-	-	$-	$-

Balance at June 30, 2023	108,734	$0.008 – 16.00	0.78	$57,296	$8.31

Exercisable at June 30, 2023	106,907	$0.008 – 16.00	0.88	$54,389	$9.45

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

On May 30, 2024, the Company issued 422,200 shares of Series B Preferred Stock and warrants for an aggregate purchase price of $4,222,000. The 42,220,000 warrants have an exercise price of $0.06 and a term of five years. In connection with issuance, the Company issued warrants to purchase an aggregate of 8,440,000 shares of common stock to placement agents. The placement agent warrants are identical to the warrants sold in the offering, except that they have a term of seven years.

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

On July 17, 2023, the Company also entered into the Series B Preferred Exchange Agreements with two accredited investors, including Sikka. Pursuant to the Series B Preferred Exchange Agreements, such investors exchanged 220,135 shares of the Company’s Series B Convertible Preferred Stock into an aggregate of 22,013,500 Series A Rights dated as of July 17, 2023. Pursuant to the Series B Preferred Exchange Agreement Sikka also exchanged 5,000,000 shares of the Company’s common stock and a payment of receivable from the Company for unreimbursed advances in the amount of $100,000 for an aggregate of 7,000,000 additional Series A Rights dated July 17, 2023. The Series A Rights were valued at their fair value at the time of grant, which was deemed to $2.90 per Series A Right Share.

On July 20, 2023, the Company entered into an the REI Exchange Agreement REI pursuant to which REI exchanged 14,118,233 shares of Common Stock and 1,250,000 shares of Series B Preferred Stock for 108,729,363 Series A Rights dated July 20, 2023 and 30,388,873 Series B Rights dated July 20, 2023. The Series A Rights and Series B Rights were valued at their fair value at the time of grant, which was deemed to be $1.80 per Series A Right Share and $1.80 per Series B Right Share.

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

As a result of the redomicile and effective January 10, 2024, each of the Company’s Series A Right to Receive Common Stock issued and outstanding immediately prior to the redomicile was exchanged for one Series A Right to Receive Common Stock of Titan, which has substantially the same rights and preferences as the Company’s original Series A Rights to Acquire Common Stock. Also, each of the Company’s Series B Right to Receive Common Stock issued and outstanding immediately prior to the redomicile was exchanged for one Series B Right to Receive Common Stock of Titan, which has substantially the same rights and preferences as the Company’s original Series B Rights to Acquire Common Stock. At June 30, 2024, there were 176,443,627 Series A Rights outstanding and 20,236,601 Series B Rights outstanding.

NOTE 15 – STOCK-BASED COMPENSATION

The TraQiQ Inc. 2020 Equity Incentive Plan was initially approved by the Company’s Board of Directors on November 23, 2020. In conjunction with the reincorporation and effective January 10, 2024, the Company adopted the Titan Environmental Solutions Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan limits the shares of common stock authorized to be awarded as stock awards to 32,500,000 shares. The 2023 Plan terminates upon the earlier of 1) the earliest date at which all shares awarded under the plan have been satisfied in full or terminated and there remain no new shares authorized to be issued under the plan, or 2) the tenth anniversary of the plan’s effective date.

The activity for restricted stock awards under the Company’s incentive plans was as follows for the six months ended June 30, 2024 and June 30, 2023:

Weighted
		Weighted	Average
		Average	Remaining
	Number	Grant Date	Contractual
	Shares	Fair Value	Term (years)

Nonvested at December 31, 2022	-	$-	-
Granted	-	$-	-
Shares vested	-	$-	-
Forfeitures	-	$-	-
Nonvested at March 31, 2023

Acquired concurrent with the Titan Merger (vested and unreleased)	1,405,000	0.01	-

Acquired concurrent with the Titan Merger (unvested)	3,600,000	0.01	2.62
Granted	-	$-	-
Shares vested	(600,000)	$0.01	-
Forfeitures	-	$-	-
Outstanding (nonvested) at June 30, 2023	3,000,000	0.01	1.95
Outstanding (vested and unreleased) at June 30, 2023	2,005,000	0.01	-
Total Oustanding at June 30, 2023	5,005,000	$0.01	2.51

Nonvested at December 31, 2023	-	$-	-
Granted	-	$-	-
Shares vested	-	$-	-
Forfeitures	-	$-	-
Nonvested at March 31, 2024	-	$-	-
Granted	-	$-	-
Shares vested	-	$-	-
Forfeitures	-	$-	-
Total Outstanding at June 30, 2024	-	$-	-

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

Stock-based compensation from restricted stock awards for the three and six months ended June 30, 2024 and 2023 was $0 and $5,588,207, respectively. As of June 30, 2024, there remained $0 of unrecognized stock-based compensation from restricted stock awards. The total fair value of restricted shares that vested during the six months ended June 30, 2024 and 2023 was $0 and $7,020, respectively. The fair value of the vested and unreleased shares on the date of the Titan Merger was $16,439.

On the Titan Merger acquisition date, the Company awarded 70,100 shares of Series C Preferred Stock that vested immediately to its chief executive officer, and as a result recorded $5,586,796 of stock-based compensation (Note 14 – Stockholders’ Equity and Mezzanine Equity). On September 28, 2023, the Company and the chief executive officer signed a cancellation agreement and the Series C Preferred Stock shares were rescinded. Under the terms of the cancellation agreement, the Company agreed to issue ten-year stock options to acquire a number of shares of common stock of the Company in order to provide the chief executive officer an equity interest in the Company commensurate with the value of the original stock award. Such options will have an exercise price equal to the sale price of the common stock in the next public offering of common stock consummated by the Company.

The fair value of the Series C Preferred Stock was determined using observable inputs (level 2 fair value measurement) with a market approach technique. The main input for the Series C Preferred Stock fair value was the price of the Company’s common stock as of the date of the grant. As a result of the redomicile, each share of Series C Convertible Preferred Stock issued and outstanding immediately prior to the effective time of the redomicile was exchanged for one share of Series A Convertible Preferred Stock, which has substantially the same rights and preferences as the TraQiQ Series C Preferred Stock (Note 1 – Organization and Nature of Operations).

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Commitments

On March 21, 2023, Titan Trucking entered into a consulting agreement (the “March 2023 Agreement”) with a consultant for consulting services related to the consolidated waste industry. As consideration, the Company agreed to pay the consultant a monthly fee of $10,000 through the course of the three-year term of the agreement. Upon reaching the maturity, both parties may agree to an optional one-year term extension. Additionally, the Company agreed to pay the consultant a success fee equal to: (1) one percent (1%) of the purchase price paid by the Company to acquire an enterprise engaged in the business of hauling, transportation, waste brokerage, and recycling, (2) two percent (2%) of the purchase price paid by the Company for all stand-alone landfills and transfer stations, (3) one percent (1%) of the revenue received by the Company, for a twelve month period commencing upon execution, for all municipal or large commercial contracts, and 4) one and twenty-five hundredths percent (1.25%) of the purchase price received by the Company for transfer stations associated with a professionally recognized hauling company. As of June 30, 2024 there is an accounts payable balance of $220,000. During the three and six months ended June 30, 2024, the Company recognized expenses of $30,000 and $130,000, respectively.

On May 20, 2023, the Company entered into a management consulting agreement (the “May 2023 Agreement”) with a related party consultant. The consultant agreed to assist the Company identify acquisition and merger targets, as well provide other merger and acquisition related services, such as due diligence services, and services related the integration of acquisition targets. The May 2023 Agreement has a term of two years, and its term shall automatically be extended by additional one-year term extensions unless the agreement is terminated by either party prior to the end of the current term. As consideration, the Company agreed to pay a monthly retainer of $19,950 and an acquisition bonus on any acquisition by the Company of a third-party business. The acquisition bonus will be calculated as equal to: (1) two and ninety-five hundredths percent (2.95%) of the first $50,000,000 of consideration paid for the acquisition, (2) one and seventy-five hundredths percent (1.75%) of the next $150,000,000 of consideration paid for the acquisition, and (3) one and twenty-five hundredths percent (1.25%) of the consideration paid for the acquisition over the first $200,000,000 paid. The Company recognized related party consulting expense of $119,700 during the six months ended June 30, 2024 due to the May 2023 Agreement. As of June 30, 2024 and December 31, 2023, the Company had a related party accounts payable balance of $518,461 and $99,750, respectively, due to the May 2023 Agreement. As of June 30, 2024 and December 31, 2023, the Company also had a related party accounts payable balance of $192,794 and $30,767, respectively, due to expenses paid by the consultant on behalf of the Company.

In conjunction with the acquisition of Standard (Note 3 – Business Combinations), the Company engaged the Sellers for consulting services in the period following the Standard Acquisition. Dominic Campo and Sharon Campo each signed a consulting agreement (the “Standard Consulting Agreements”) with the Company. The first consulting agreement commences on June 1, 2024 and has a term of five years. In exchange for consulting services provided, the consultant is to receive a monthly retainer of $23,333. In the event that the consultant meets their demise during the term of the agreement, the retainer shall be reduced to $11,667 per month. The second consulting agreement commenced on June 4, 2024 and has a term of five years. In exchange for consulting services provided, the consultant is to receive a monthly retainer of $10,417. For the three and six months ended June 30, 2024, the Company incurred $33,750 of consulting expenses under these agreements.

Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Currently, there is no litigation pending against the Company that could materially affect the Company other than as follows:

In July 2022, a complaint was filed against Titan Trucking in the Circuit Court for Macomb County, Michigan for breach of contract. In the complaint, the plaintiff alleges that Titan Trucking has breached a contractual agreement between Titan Trucking and the plaintiff pertaining to the transport of certain non-hazardous solid waste or recyclables from plaintiff’s transfer station to the locations identified in the contract. The complaint seeks unspecified damages, attorney and expert fees and other unspecified litigation costs. Titan Trucking has denied the claims of the plaintiff, and in May 2023, Titan Trucking filed amended counterclaims against the plaintiff alleging that plaintiff breached the contractual agreement by preventing Titan Trucking’s performance of its obligations under the agreement by failing to, among things, provide the necessary volumes of materials for shipment and the personnel sufficient to permit Titan Trucking to provide its services and by failing to pay certain invoices and to reimburse Titan Trucking for equipment damaged by plaintiff’s employees and for overweight trailer tickets. This matter is presently set on the court’s non-jury trial docket. As of June 30, 2024 and December 31, 2023, no accruals for loss contingencies have been recorded as the outcome of this litigation is neither probable nor reasonably estimable.

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

In May 2024, the Court signed a new order with an updated schedule. Consistent with that new order, the Company still anticipates conducting deposition discovery in the weeks and months ahead, but the matter is now scheduled for a bench trial in Illinois (no jury) in May 2025. As of June 30, 2024 and December 31, 2023, no accruals for loss contingencies have been recorded as the outcome of this litigation is neither probable nor reasonably estimable.

NOTE 17 – SEGMENT REPORTING

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Trucking	$3,531,196	$2,777,397	$2,343,614	$1,643,070
Digester	885,737	184,138	317,569	184,138
Corporate / Other	-	37	-	37
Total Company	$4,416,933	$2,961,572	$2,661,183	$1,827,245

Gross profit (loss) for each reportable segment was as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Trucking	$(45,749)	$134,928	$233,138	$197,556
Digester	736,553	85,640	325,072	85,640
Corporate / Other	-	(54)	-	(54)
Total Company	$690,804	$220,514	$558,210	$283,142

Net income (loss) before provision for income taxes for each reportable segment was as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Trucking	$(2,168,401)	$(1,609,940)	$(1,093,679)	$(927,643)
Digester	55,797	(15,751,884)	(13,271)	(15,769,579)
Corporate / Other	(2,500,309)	(6,206,825)	(1,247,019)	(6,206,825)
Total Company	$(4,612,913)	$(23,568,649)	$(2,353,969)	$(22,904,047)

Depreciation and amortization for each reportable segment was as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Trucking (1)	$332,793	$368,556	$203,529	$248,730
Digester	351,358	-	175,679	-
Corporate / Other	-	-	-	-
Total Company	$684,151	$368,556	$379,208	$248,730

(1)	Depreciation and amortization expense of $297,445 and $185,369 for the six and three months ended June 30, 2024, respectively and $191,936 and $97,142 for the six and three months ended June 30, 2023, respectively is classified as cost of services on the consolidated statement of operations and included in the Trucking Segment depreciation and amortization because it is information reviewed by the CODM.

Total assets and capital expenditures, for each reportable segment was as follows:

	Assets		Capital expenditures
	June 30,	December 31,	For the six months ended June 30,		For the three months ended June 30,
	2024	2023	2024	2023	2024	2023

Trucking	$28,332,373	$8,804,653	$918,345	$173,626	$183,422	$123,576
Digester	13,059,785	13,122,976	-	-	-	-
Corporate / Other	211,744	247,845	-	-	-	-
Total Company	41,603,902	22,175,474	918,345	173,626	183,422	123,576

NOTE 18 – SUBSEQUENT EVENTS

Subsequent events were evaluated through the issuance date of these financial statements. There were no subsequent events other than those described below:

On July 2, 2024 the Company signed four Exchange Subscription Agreements with four of the Company’s lenders. In accordance with the terms of the Exchange Subscription Agreements, an aggregate of $500,000 of principal owed to the lenders was cancelled in exchange for the issuance of 50,453 units which include 50,453 warrants to purchase 100 shares of common stock and 50,453 shares of Series B Convertible Preferred Stock (the “Note Payables Exchange”). Each warrant has a five-year term and an exercise of $0.06 per share.

On July 31, 2024, the Company and Michaelson agreed to a Forbearance Agreement that amended the Michaelson Note Payable (the “July Michaelson Amendment”). As a result, the interest rate of the Michaelson Note was increased to 16% per annum beginning on July 1, 2024. Additionally, the principal payment schedule of the Michaelson Note was amended to as follows: a payment of $750,000 is due on or by August 30, 2024, a payment of $457,089 is due on or by September 30, 2024, and a payment of the remaining outstanding principal is due on or by November 30, 2024. The Company also agreed to pay a forbearance fee of $10,000 to Michaelson. The total outstanding principal amount of this loan as of the agreement date is $2,107,089.

On August 5, 2024 2,399,577 of Series B share rights were converted to common stock.

On August 12, 2024, the Company issued to Cavalary Fund I a promissory note for $500,000 with a 5% original issue discount of $25,000. The note matures on October 12, 2024 and has 0% interest. In conjunction with the promissory note, the Company also issued 10,000,000 warrants that can be exercised into common stock at an exercise price of $0.06. The warrant expires after 5 years.

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

The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the six and three months ended June 30, 2024 and 2023, including the notes to those statements, appearing elsewhere in this report, as well as management’s discussion and analysis and the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. This section and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

Overview of Our Company

We operate two distinct lines of business. The first is our Trucking Segment, composed of Titan Trucking, LLC (“Titan Trucking”), and Standard Waste Services, LLC (“Standard”). Titan Trucking and Standard are non-hazardous solid waste management companies providing waste and recycling collection and transportation services for industrial generators, commercial contractors and transfer station operators in Michigan. Titan Trucking and Standard maintain a fleet of roll off and tractor trailer trucks to perform their services. The Trucking segment operates in a highly recession resistant industry given the ongoing generation of waste and recyclable materials. The Trucking segment’s goal is to provide our customers with safe and efficient options for the disposal and recycling of their waste streams. Titan Trucking has begun to create the infrastructure needed to expand its operations organically and through strategic acquisitions and market development opportunities across the Midwest, Northeast and Southeast regions of the United States. The second line of business is our Digester Segment, made up of Recoup Technologies, Inc., which provides technology enabled solutions for food waste processing including onsite Digestors for food waste along with cloud-based software tracking and analytics solutions.

Standard Waste Services, LLC Business Combination

On May 31, 2024 (the “Standard acquisition date”), the Company completed a transaction to acquire Standard. The total purchase consideration in connection with the acquisition was approximately $16.1 million. The purchase price consisted of $4,652,500 of cash (inclusive of a $652,500 cash deposit paid on January 8, 2024), the issuance of two note payables with an aggregate principal value of $2,859,898, and the issuance of 612,000 shares of Series A Preferred Stock valued at $8,568,000.

Standard is a provider of contracted commercial roll-off and front-load waste services, including dumpster compactor rentals, to customers principally in Southeast Michigan. Standard provides services to both commercial and industrial customers.

The transaction was accounted for under the acquisition method of accounting, and accordingly, the results of Standard’s operations, including approximately $731,000 in revenue and $280,000 in gross profit, are included within the Trucking segment for 2024.

The purchase price was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition on a provisional basis. The purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired and, as such, the excess was allocated to goodwill.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date.

Estimated
Description	Fair Value

Assets:
Cash	$2,545
Accounts receivable	1,387,932
Property and equipment	5,174,422
Prepaid expenses and other current assets	12,900
Other receivables	1,600
Right-of-use-asset	300,551
Goodwill	13,858,847
$20,738,797

Liabilities:
Accounts payable and accrued expenses	$(947,180)
Accrued payroll and related taxes	(46,189)
Operating lease liability, current	(83,654)
Finance lease liability, current	(29,230)
Notes payable	(3,271,231)
Operating lease liability, noncurrent	(210,778)
Finance lease liability, noncurrent	(70,137)
$(4,658,399)

Net fair value of assets (liabilities) Acquired	$16,080,398

Certain estimated fair values for the acquisition, including goodwill, anticipated intangible assets, and property, and equipment, are not yet finalized. The purchase price was preliminarily allocated based on information available at the acquisition date and is subject to change as we complete our analysis of the fair values at the date of the acquisition during the measurement period not to exceed one year, as permitted under ASC 805.

As a result of the acquisition, the Company recognized a total of $13.8 million of goodwill within the Trucking segment. Goodwill represents the value expected to be created through new customer relationships for the Company, access to new market opportunities, and expected growth opportunities. The goodwill resulting from the acquisition is susceptible to future impairment charges.

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

For U.S. federal income tax purposes, the Titan Merger qualified as a tax-free “reorganization”. Under the terms of the Titan Merger Agreement, upon the closing of the Titan Merger, we issued to the Titan Trucking owners 630,900 shares of our now designated Series A Preferred Stock. Concurrent to the Titan Merger, our chief executive officer and one of our directors resigned from their respective positions and our current chief executive officer, chief operating officer and chief financial officer were appointed. Additionally, the new chief executive officer and chief operating officer were both appointed as directors of our company.

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

We recorded all tangible and intangible assets and liabilities at their estimated fair values on the acquisition date. The following represents the allocation of the estimated purchase consideration:

Estimated
Description	Fair Value

Assets:
Cash	$69,104
Accounts receivable	369,338
Prepaid expenses and other current assets	17,893
Inventory	64,894
Property and equipment	1,134
Intangible assets	6,471,621
Goodwill	26,880,916
$33,874,900

Liabilities:
Accounts payable and accrued expenses	$(1,009,993)
Customer deposits	(311,544)
Accrued payroll and related taxes	(21,077)
Derivative liability	(219,171)
Convertible notes payable	(1,466,382)
Convertible notes payable – related parties	(102,851)
Notes payable	(3,579,160)
Notes payable – related parties	(2,500)
$(6,712,678)

Net fair value of assets (liabilities)	$27,162,222

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

Going Concern

For the six months ended June 30, 2024, the Company had a net loss of $4,612,913. The working capital of the Company was a deficit of $15,065,882 as of June 30, 2024 (deficit of $10,935,108 as of December 31, 2023). As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans include raising capital through issuances of equity and debt securities and minimizing operating expenses of the business to improve the Company’s cash burn rate. The Company has been successful in attracting substantial capital from investors interested in the current public status of the Company that has been used to support its ongoing cash outlays. This includes $1.4 million in notes payable, $4.2 million raised in an offering of Series B Preferred Stock less offering costs of $290,390, and $650,000 of warrants during the six months ended June 30, 2024. The Company believes, but cannot guarantee, it will continue to be able to attract capital from outside sources as it pursues a move to a national stock exchange. The Company has engaged a qualified investment bank to assist in the potential uplisting of its common stock and simultaneous raise of capital. In addition, the Company’s revenue continues to grow and management expects the Company to shrink its net losses over the upcoming quarters through organic and acquisitive growth. The Company has identified a plan to decrease expenses going forward to reduce its cash burn.

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

Employer contributions for the six and three months ended June 30, 2024 were $6,317 and $3,188, respectively, and $5,825 and $2,967, respectively for the six and three months ended June 30, 2023.

Results of Operations and Financial Condition for the Six Months Ended June 30, 2024 as Compared to the Six Months Ended June 30, 2023

	For the Six Months Ended
	June 30,	June 30,
	2024	2023	Var ($)	Var (%)

REVENUE	4,416,933	$2,961,572	1,455,361	49%
COST OF REVENUES	3,726,129	2,741,058	985,071	36%
GROSS PROFIT	690,804	220,514	470,290	213%

OPERATING EXPENSES
Salaries and salary related costs	1,100,042	618,647	481,395	78%
Stock based compensation	-	5,588,207	(5,588,207)	(100)%
Professional fees	2,030,556	924,671	1,105,885	120%
Depreciation and amortization expense	386,705	248,540	138,165	56%
General and administrative expenses	771,276	414,052	357,224	86%
Goodwill Impairment	-	15,669,287	(15,669,287)	(100)%

Total Operating Expenses	4,288,579	23,463,404	(19,174,825)	(82)%

OPERATING LOSS	(3,597,775)	(23,242,890)	19,645,115	(85)%

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	17,500	9,652	7,848	81%
Interest expense, net of interest income	(1,244,266)	(438,832)	(805,434)	184%
Other income	211,628	103,421	108,207	105%
Total other income (expense)	(1,015,138)	(325,759)	(689,379)	212%

Provision for income taxes	-	-	-	100%
NET LOSS	(4,612,913)	(23,568,649)	18,955,736	(80)%

DEEMED DIVIDEND RELATED TO SERIES B	(3,958,376)		(3,958,376)	100%
DEEMED DIVIDEND RELATED TO ISSUANCE OF WARRANTS	(862,289)	-	(862,289)	100%
Net loss available to common stockholders	(9,433,578)	(23,568,649)	(14,135,071)	60%

Revenue

	Six Months Ended
	June 30,
	2024	2023
Product sales and related product services	$885,737	$184,175
Waste collection and sales	3,531,196	2,777,397
Total revenue	$4,416,933	$2,961,572

For the six months ended June 30, 2024 compared to June 30, 2023, our revenues increased by $1,455,361, or 49%, from $2,961,572 to $4,416,933. The increase was the result of the acquisition of Standard on May 31, 2024, and the resulting revenue generated by the combined operations of our Company and Standard. The acquisition of Standard resulted in the expansion of our Trucking Segment and our revenue from waste collection and sales. We also expanded the operations of the Trucking Segment with the acquisition of new containers and other fixed assets which, as a result, increased the revenue generated. Additionally, we have continued to expand the sales operations of our Digester Segment which increased the revenue from product sales and related product services.

Cost of Revenue

For the six months ended June 30, 2024 compared to June 30, 2023, our cost of revenue increased by $985,071, or 36%, from $2,741,058 to $3,726,129. The increase was the result of the acquisition of Standard on May 31, 2024, and the resulting increased revenue caused by the combined operations of our company and Standard. Additionally, we have continued to expand the Trucking Segment operations which also resulted in increased cost of revenues.

Operating Expenses

For the six months ended June 30, 2024 compared to June 30, 2023, our salary and salary-related costs increased by $481,395 or 78%, from $618,647 to $1,100,042. The increase was due to the increased personnel costs associated with the acquisition of Standard and increases to the operational activity of Recoup and Titan Trucking.

For the six months ended June 30, 2024 compared to June 30, 2023, our professional fees increased by $1,105,885, or 120%, from $924,671 to $2,030,556. The increase was attributed primarily to consulting, accounting and legal fees incurred due to our acquisition activities.

For the six months ended June 30, 2024 compared to June 30, 2023, our depreciation and amortization expense increased by $138,165, or 56%, from $248,540 to $386,705. The increase in depreciation and amortization expense was the result of the intangible assets recognized from the Titan Merger, the property and equipment recognized as a result of the acquisition of Standard, and fixed asset additions.

For the six months ended June 30, 2024 compared to June 30, 2023, our general and administrative expenses increased by $357,224, or 86%, from $414,052 to $771,276. The increase was primarily due to our increased operational and sales activities, the addition of leases, and the acquisition of Standard.

Impairment of Goodwill

Due to the reverse acquisition with Titan Trucking, we recognized goodwill of $26,880,916 for the Digester reporting unit on our consolidated balance sheet. As a result of the historical net losses of the Digester Segment, we concluded it was more likely than not that the fair value of the reporting unit was less than its carrying amount as of June 30, 2023. We performed an impairment assessment of the goodwill. Our quantitative impairment test indicated a fair value of the reporting unit that was lower than its carrying value, and as a result, the goodwill was impaired with an impairment expense of $15,669,287 during the six months ended June 30, 2023. There was no goodwill impairment expenses for the six months ended June 30, 2024.

Stock-Based Compensation

On the Titan Merger acquisition date, the Company awarded 70,100 shares of Series C Preferred Stock that vested immediately to its chief executive officer, and as a result recorded $5,586,796 of stock-based compensation. Subsequent to June 30, 2023, the Company and the chief executive officer signed a cancellation agreement and the Series C Preferred Stock shares were rescinded. There was no stock-based compensation expense for the six months ended June 30, 2024.

Interest Expense, net of Interest Income

For the six months ended June 30, 2024 compared to June 30, 2023, our interest expense, net of interest income increased by $805,434, or 184%, from $438,832 to $1,244,266. The increase was due mainly to a large increase in debt instruments accruing interest on our consolidated balance sheet as a result of the Titan Merger and the acquisition of Standard. Interest expense also increased due to our issuance and sale of new debt instruments following the Titan Merger, as well as increased interest rates due to loans entering default.

Net Loss

For the six months ended June 30, 2024 compared to June 30, 2023, our net loss decreased by $18,955,736, or 80% from $23,568,649 to $4,612,913 due mainly to the decrease in stock based compensation and no goodwill impairment expense. The decrease was offset by higher salary-professional fees and gross profit margins.

Results of Operations and Financial Condition for the Three Months Ended June 30, 2024 as Compared to the Three Months Ended June 30, 2023

	For the Three Months Ended
	June 30,	June 30,	Three Months
	2024	2023	Var ($)	Var (%)

REVENUE	2,661,183	1,827,245	833,938	46%
COST OF REVENUES	2,102,973	1,544,103	558,870	36%
GROSS PROFIT	558,210	283,142	275,068	97%

OPERATING EXPENSES
Salaries and salary related costs	613,010	429,330	183,680	43%
Stock based compensation	-	5,588,207	(5,588,207)	(100)%
Professional fees	1,157,117	729,892	427,225	59%
Depreciation and amortization expense	193,839	241,665	(47,826)	(20)%
General and administrative expenses	369,636	282,401	87,235	31%
Goodwill Impairment	-	15,669,287	(15,669,287)	(100)%

Total Operating Expenses	2,333,602	22,940,782	(20,607,180)	(883)%

OPERATING LOSS	(1,775,392)	(22,657,640)	(20,332,112)	1145%

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	-	9,652	(9,652)	(100)%
Interest expense, net of interest income	(733,812)	(359,180)	(374,632)	104%
Other income	155,235	103,121	52,114	51%
Loss on extinguishment and on issuance of share rights	-	-	-	100%
Total other income (expense)	(578,577)	(246,407)	(332,170)	135%

Provision for income taxes	-	-	-	100%
NET LOSS	(2,353,969)	(22,904,047)	20,550,078	(90)%

DEEMED DIVIDEND RELATED TO SERIES B	(3,958,376)	-	(3,958,376)	100%
Net loss available to common stockholders	(6,312,345)	(22,904,047)	16,591,702	(72)%

Revenue

	Three Months Ended
	June 30,
	2024	2023
Product sales and related product services	$317,569	$184,139
Waste collection and sales	2,343,614	1,643,106
Total revenue	$2,661,183	$1,827,245

For the three months ended June 30, 2024 compared to June 30, 2023, our revenues increased by $833,938, or 46%, from $1,827,245 to $2,661,183. The increase was the result of the acquisition of Standard on May 31, 2024, and the resulting revenue generated by the combined operations of our Company and Standard. The acquisition of Standard resulted in the growth of our Trucking segment and increased sales from waste collection and sales. We also expanded the operations of the Trucking Segment with the acquisition of new containers and other fixed assets which, as a result, increased the revenue generated from waste collection and sales. We have also increased the sales generated from product sales and related product services by increasing the sales operations of our Digester segment.

Cost of Revenue

For the three months ended June 30, 2024 compared to June 30, 2023, our cost of revenue increased by $558,870, or 36%, from $1,544,103 to $2,102,973. The increase was the result of the acquisition of Standard on May 31, 2024, and the resulting increased revenue caused by the combined operations of our company and Standard. Additionally, we have continued to expand the Trucking Segment operations which also resulted in increased cost of revenues.

Operating Expenses

For the three months ended June 30, 2024 compared to June 30, 2023, our salary and salary-related costs increased by $183,680 or 43%, from $429,330 to $613,010. The increase was due to the increased personnel costs associated with the acquisition of Standard and increases to the operational activity of Titan Trucking and the Digester segment.

For the three months ended June 30, 2024 compared to June 30, 2023, our professional fees increased by $427,225, or 59%, from $729,892 to $1,157,117. The increase was attributed primarily to consulting, accounting and legal fees incurred due to our acquisition activities.

For the three months ended June 30, 2024 compared to June 30, 2023, our depreciation and amortization expense decreased by $47,826, or 20%, from $241,665 to $193,839. The decrease in depreciation and amortization expense was the result of some fixed assets becoming fully depreciated. The acquisition of Standard offset the decrease as there was approximately $70,000 of depreciation expense attributed to the new subsidiary.

For the three months ended June 30, 2024 compared to June 30, 2023, our general and administrative expenses increased by $87,235, or 31%, from $282,401 to $369,636. The increase was primarily due to our increased operational and sales activities, the addition of leases, and the acquisition of Standard.

Stock-Based Compensation

On the Titan Merger acquisition date, the Company awarded 70,100 shares of Series C Preferred Stock that vested immediately to its chief executive officer, and as a result recorded $5,586,796 of stock-based compensation. Subsequent to June 30, 2023, the Company and the chief executive officer signed a cancellation agreement and the Series C Preferred Stock shares were rescinded. There was no stock-based compensation expense for the three months ended June 30, 2024.

Impairment of Goodwill

Due to the reverse acquisition with Titan Trucking, we recognized goodwill of $26,880,916 for the Digester reporting unit on our consolidated balance sheet. As a result of the historical net losses of the Digester Segment, we concluded it was more likely than not that the fair value of the reporting unit was less than its carrying amount as of June 30, 2023. We performed an impairment assessment of the goodwill. Our quantitative impairment test indicated a fair value of the reporting unit that was lower than its carrying value, and as a result, the goodwill was impaired with an impairment expense of $15,669,287 during the six months ended June 30, 2023. There was no goodwill impairment expense for the three months ended June 30, 2024.

Interest Expense, net of Interest Income

For the three months ended June 30, 2024 compared to June 30, 2023, our interest expense, net of interest income increased by $374,632, or 104%, from $359,180 to $733,812. The increase was due mainly to a large increase in debt instruments accruing interest on our consolidated balance sheet as a result of the Titan Merger and acquisition of Standard. Interest expense also increase due to our issuance and sale of new debt instruments following the Titan Merger, as well as increased interest rates due to loans entering default.

Net Loss

For the three months ended June 30, 2024 compared to June 30, 2023, our net loss decreased by $20,550,078, or 90% from $22,904,047 to $2,353,969 mainly due to the decrease in net loss due to the stock based compensation and no goodwill impairment. The decrease was offset by higher salary-professional fees and gross profit margins.

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Trucking	$3,531,196	$2,777,397	$2,343,614	$1,643,070
Digester	885,737	184,138	317,569	184,138
Corporate / Other	-	37	-	37
Total Company	$4,416,933	$2,961,572	$2,661,183	$1,827,245

Gross profit (loss) for each reportable segment was as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Trucking	$(45,749)	$134,928	$233,138	$197,556
Digester	736,553	85,640	325,072	85,640
Corporate / Other	-	(54)	-	(54)
Total Company	$690,804	$220,514	$558,210	$283,142

Net income (loss) before provision for income taxes for each reportable segment was as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Trucking	$(2,168,401)	$(1,609,940)	$(1,093,679)	$(927,643)
Digester	55,797	(15,751,884)	(13,271)	(15,769,579)
Corporate / Other	(2,500,309)	(6,206,825)	(1,247,019)	(6,206,825)
Total Company	$(4,612,913)	$(23,568,649)	$(2,353,969)	$(22,904,047)

Depreciation and amortization for each reportable segment was as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Trucking (1)	$332,793	$368,556	$203,529	$248,730
Digester	351,358	-	175,679	-
Corporate / Other	-	-	-	-
Total Company	$684,151	$368,556	$379,208	$248,730

(1)	Depreciation and amortization expense of $297,445 and $185,369 for the six and three months ended June 30, 2024, respectively and $191,936 and $97,142 for the six and three months ended June 30, 2023, respectively is classified as cost of services on the consolidated income statement and included in the Trucking Segment depreciation and amortization because it is information reviewed by the CODM

Total assets and capital expenditures, for each reportable segment was as follows:

	Assets		Capital expenditures
	June 30,	December 31,	For the six months ended June 30,		For the three months ended June 30,
	2024	2023	2024	2023	2024	2023

Trucking	$28,332,373	$8,804,653	$918,345	$173,626	$183,422	$123,576
Digester	13,059,785	13,122,976	-	-	-	-
Corporate / Other	211,744	247,845	-	-	-	-
Total Company	41,603,902	22,175,474	918,345	173,626	183,422	123,576

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

We define Adjusted EBITDA as net loss before interest expense (net of interest income), income taxes, depreciation and amortization, and certain non-recurring and non-cash transactions such as goodwill impairments, guarantee expense, stock-based compensation, and the change in fair value of derivative liabilities. Our management believes that this presentation provides useful information to management and investors regarding our core trends by providing a more direct view of the underlying costs and performance. In addition, management uses this measure for reviewing our financial and operational results. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.

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

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(4,612,913)	$(23,568,649)	$(2,353,969)	$(22,904,047)

Interest expense, net of interest income	1,244,266	438,832	733,812	359,180
Income taxes	-	-	-	-
Depreciation and amortization (a)	684,150	440,476	379,208	338,807
	(2,684,497)	(22,689,341)	(1,240,949)	(22,206,060)
Non-recurring, non-cash transactions:
Change in fair value of derivative liability (b)	(17,500)	(9,652)		(9,652)
Stock-based compensation (c)	-	5,588,207	-	5,588,207
Goodwill Impairment (e)	-	15,669,287	-	15,669,287
Adjusted EBITDA	$(2,701,997)	$(1,441,499)	$(1,240,949)	$(958,218)

(a)	This amount includes $297,445 and $185,369, respectively for the six and three months ended June 30, 2024 and $191,936 and $97,142 for the six and three months ended June 30, 2023, respectively of depreciation expense included in cost of revenues in the consolidated statement of operations.

(b)	This amount reflects the change in fair value of our derivative liability during the period ended (Note 11 – Derivative Liability).

(c)	Represents incentive-based stock compensation.

(d)	This represents the goodwill impairment expense related to the Recoup acquisition in 2023.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2024, we had $56,787 in cash compared to $103,578 at December 31, 2023, a decrease of $46,791, resulting primarily from increased operating activities. As of June 30, 2024, we had $2,087,317 in accounts receivable compared to $970,629 at December 31, 2023, an increase of approximately $1,116,688 primarily caused by the acquisition of Standard.

As of June 30, 2024, we had total current assets of approximately $2.8 million and total current liabilities of approximately $17.9 million, or negative working capital of approximately $15.1 million, compared to total current assets of approximately $1.5 million and total current liabilities of approximately $12.4 million, or negative working capital of $10.9 million at December 31, 2023. This is a decrease in working capital of approximately $4.2 million over the working capital balance at the end of 2023 driven primarily by an increase in accounts payable and accrued expenses, an increase in accounts payable, derivative liabilities and note payables.

As of June 30, 2024, we had undiscounted obligations in the amount of approximately $11.5 million relating to the payment of indebtedness due within one year. We anticipate meeting our cash obligations on our current indebtedness as of June 30, 2024, primarily through the issuance of debt and equity securities, as well as through earnings from operations.

Our future capital requirements for our operations will depend on many factors, including the profitability of our businesses, the number and cash requirements of other acquisition candidates that we pursue, and the costs of our operations. We plan to generate positive cash flow from our Trucking Segment to address some of our liquidity needs. However, to execute our business plan, service our existing indebtedness, finance our proposed acquisitions and implement our business strategy, we anticipate that we may need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute our current stockholders’ ownership in us and could also result in a decrease in the market price of our common stock. The terms of those securities issued by us in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. Furthermore, any debt financing, if available, may subject us to restrictive covenants and significant interest costs. There can be no assurance that we will be able to raise additional capital, when needed, to continue operations in their current form.

During the six months ended June 30, 2024 and 2023, our capital expenditures were $918,345 and $173,626, respectively.

We expect our capital expenditures for next 12 months will grow as we continue to expand the Trucking Segment operational activity. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

Cash Flows

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$(444,330)	$(765,490)
Net cash used in investing activities	(5,570,845)	(104,522)
Net cash provided by financing activities	5,968,384	1,080,177
Net increase (decrease) in cash and cash equivalents	$(46,791)	$210,165

Operating Activities. The net cash provided by operating activities for the six months ended June 30, 2024 was primarily used to fund a net loss of approximately $4.6 million, adjusted for non-cash expenses in the aggregate amount of approximately $1.1 million. Non-cash expenses were primarily made up of amortization of debt discounts of $533,000, and depreciation and amortization of $684,000. Approximately $3.0 million of cash was generated from net changes in the levels of operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses, an increase in the right-of-use asset, a decrease in accounts receivable, and an increase in customer deposits. The cash generated was offset primarily by a decrease in the operating lease liability and an increase in inventory.

The net cash used in operating activities for the six months ended June 30, 2023 was primarily used to fund a net loss of approximately $23.6 million, adjusted for non-cash expenses in the aggregate amount of approximately $21.6 million. Non-cash expenses were primarily made up of $15.7 million of goodwill impairment and $5.6 million of stock compensation expense. Approximately $1.2 million of cash was generated from net changes in the levels of operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses, an increase in accrued payroll and payroll taxes, and a decrease in subscription receivable. The cash generated was offset by a decrease in the operating lease liability and an increase in prepaid expenses.

Investing Activities. During the six months ended June 30, 2024, our cash used in investing activities was composed of approximately $918,345 used for the acquisition of property and equipment and $4,652,500 of cash used to acquire Standard Waste Services.

During the six months ended June 30, 2023, our cash used in investing activities was due to $173,626 used for the acquisition of property and equipment, offset by $69,104 received from the Titan Merger.

Financing Activities. There was approximately $5.9 million in cash generated from financing activities during the six months ended June 30, 2024. This was primarily due to proceeds from notes payable of approximately $1,431,000, proceeds from the issuance of warrants of $650,000, proceeds from related party note payables of $775,000, proceeds from convertible notes payable of $150,000, net proceeds from the offering of Series B preferred stock 3,931,000, and proceeds from related party convertible note payables of $50,000. Cash provided from financing activities was offset by approximately $906,000 of repayments of notes payable, $290,000 of offering costs, and $108,000 of repayments of related party notes payable.

There was approximately $1.1 million in cash generated from financing activities during the six months ended June 30, 2023. This was primarily due to proceeds from convertible notes of approximately $980,000, proceeds from notes payable – related parties of $653,000 and proceeds from convertible notes – related parties of $300,000. Cash provided from financing activities was offset by repayments of notes payable of approximately 791,000 and repayments of convertible notes payable of 62,000.

Non-Cash Investing and Financing Activities. During the six months ended June 30, 2024 we note that there was approximately $5.5 million of non-cash activity related to investors exercised share rights into common stock for $1,026 and the Company issued $1,301,646 of Series B Preferred Stock to a debt holder related to a forbearance fee and additional investors. Series A Preferred Stock was issued to in relation to a guarantee agreement for $3,010,000. A lease was terminated during the period which resulted in a non-cash transaction of $1,129,065.

During the six months ended June 30, 2023 we note that there was approximately $27 million of non-cash activity related to the recapitalization of equity due to the our reverse merger transaction. Additionally, we settled a note payable as a contribution to equity for $170,000.

Cash Payments for Interest and Income Taxes. We had approximately $335,000 and $228,000 of cash payments for interest expense for the six months ended June 30, 2024 and 2023, respectively. There were no cash payments for income taxes for the six months ended June 30, 2024 and 2023, respectively.

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

Management exercises judgment in making important decisions pertaining to choosing and applying accounting policies and methodologies in many areas. Not only are these decisions necessary to comply with GAAP, but they also reflect management’s view of the most appropriate manner in which to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 should be reviewed for a greater understanding of how our financial performance is recorded and reported.

During the second quarter of 2024, there was a new class of Redeemable Preferred Series B Stock that was designated and treated as mezzanine equity. Preferred stock subject to mandatory redemption, if any, is classified as a liability and is measured at fair value. The Company classifies conditionally redeemable preferred stock, which includes preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as mezzanine equity. The Company subsequently measures mezzanine equity based on whether the instrument is currently redeemable or whether or not it is probable the instrument will become redeemable. Given the assessed probability that the instrument will become redeemable, the Company has elected to adjust the value of the Series B Preferred shares to its maximum redemption amount at each reporting date, including amounts representing dividends not currently declared or paid, but which will be payable under the redemption feature. There were no additional significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

Changes in Internal Control over Financial Reporting

There have been no change in our internal control over financial reporting that occurred during the period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2024, no accruals for loss contingencies have been recorded as the outcomes of such litigations is neither probable nor reasonably estimable.

Item 1A. Risk Factors

Not required under Regulation S-K for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than those previously disclosed by the Company in its current reports on Form 8-K as filed with the SEC, there have been no unregistered sales of the Company’s equity securities during the period covered by this quarterly report that would be required to be disclosed in this quarterly report pursuant to Item 701 of Regulation S-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended June 30, 2024, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

(c) During the six months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1	Amended and Restated Agreement and Plan of Merger, dated January 9, 2024, by and between TraQiQ, Inc. and Titan Environmental Solutions Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed on January 11, 2024).

2.2*	Membership Interest Purchase Agreement by and among Dominic Campo and Sharon Campo, as Sellers, Standard Waste Services, LLC, as the Target, and Titan Trucking, LLC, as Buyer, dated January 12, 2024 (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed on January 16, 2024).

2.3+	Amendment to Membership Interest Purchase Agreement by and among Dominic Campo and Sharon Campo, as Sellers, Standard Waste Services, LLC, as the Target, and Titan Trucking, LLC, as Buyer, dated February 21, 2024 (incorporated by reference to Exhibit 2.3 to the registrant’s Form 10-Q filed on May 15, 2024).

2.4*	Second Amendment to Membership Interest Purchase Agreement by and among Dominic Campo and Sharon Campo, as the Sellers, Standard Waste Services, LLC, and Titan Trucking, LLC, as Buyer, dated May 20, 2024 (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K filed on June 4, 2024).

2.5	Third Amendment to Membership Interest Purchase Agreement by and among Dominic Campo and Sharon Campo, as the Sellers, Standard Waste Services, LLC, and Titan Trucking, LLC, as Buyer, dated May 20, 2024 (incorporated by reference to Exhibit 2.3 to the registrant’s Form 8-K filed on June 4, 2024).

3.1	Articles of Incorporation of Titan Environmental Solutions Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on January 11, 2024).

3.2	Bylaws of Titan Environmental Solutions Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K filed on January 11, 2024).

3.3	Certificate of Designation of Preferences of Series A Convertible Preferred Stock of Titan Environmental Solutions Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on June 17, 2024).

3.4	Certificate of Designation of Preferences of Series B Convertible Preferred Stock, as amended, of Titan Environmental Solutions Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on April 4, 2024).

4.1	Form of Warrant to Purchase Common Stock issued in connection with offering of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on June 4, 2024).

10.1*	Securities Purchase Agreement, dated March 29, 2024, by and among the Company and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on June 4, 2024).

10.2	Form of Registration Rights Agreement by and among the Company and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on June 4, 2024).

10.3	Promissory Note issued by Titan Trucking, LLC to the Sellers, dated May 31, 2024 (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on June 4, 2024).

10.4	Short Term Promissory Note issued by Titan Trucking, LLC to the Sellers, dated May 31, 2024 (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed on June 4, 2024).

10.5	Guaranty Fee Agreement by and among Titan Trucking, LLC, Titan Environmental Solutions Inc., and Charles Rizzo, dated May 31, 2024 (incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K filed on June 4, 2024).

10.6	Consulting Agreement by and between Dominic Campo and Titan Trucking, LLC, dated May 31, 2024 (incorporated by reference to Exhibit 10.6 to the registrant’s Form 8-K filed on June 4, 2024).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Titan Environmental Solutions Inc.

Date: August 19, 2024	By:	/s/ Glen Miller
Glen Miller
Chief Executive Officer (principal executive officer)

Date: August 19, 2024	By:	/s/ Michael Jansen
Michael Jansen
Chief Financial Officer (principal financial and accounting officer)

