Form 10-Q
period 2024-09-30
Titan Environmental Solutions Inc.
filed 2024-11-14
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of November 14, 2024, was 27,786,391.

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

Item 1. Financial Statements

Page No.

Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	6

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	7

Consolidated Statement of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit) / Members’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	8

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (unaudited)	9

Notes to Consolidated Financial Statements (unaudited)	10

TITAN ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	SEPTEMBER 30,	DECEMBER 31,
	2024	2023
	(unaudited)
ASSETS

Current Assets:
Cash	$75,573	$103,578
Accounts receivable, net of allowance for expected credit losses of $52,252 and $43,016 as of September 30, 2024 and December 31, 2023, respectively	1,823,403	970,629
Other receivables	-	7,351
Prepaid expenses and other current assets	127,886	248,932
Inventory	349,909	145,000
Total Current Assets	2,376,771	1,475,490

Property and equipment, net	11,200,224	5,780,747
Intangible assets, net	567,188	6,654,030
Goodwill	15,528,739	6,516,915
Other assets	28,568	165,668
Operating lease right-of-use assets, net	494,376	1,582,624
Total Non-current Assets	27,819,095	20,699,984

TOTAL ASSETS	$30,195,866	$22,175,474

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$8,484,611	$4,072,958
Customer deposits	338,525	226,671
Accrued payroll and related taxes	228,822	144,326
Derivative liability	-	17,500
Convertible notes payable, net of discounts	3,749,237	2,871,900
Convertible notes payable, net of discounts – related party	856,467	724,250
Notes payable, net of discounts and deferred financing costs	3,663,778	3,381,446
Notes payable, net of discounts – related party	1,168,659	530,000

Finance lease liability, current	30,425	-
Operating lease liabilities, current	200,449	391,547
Shares to be issued	-	50,000
Total Current Liabilities	18,720,973	12,410,598

Notes payable, net of current portion, discounts and deferred financing costs	4,168,191	2,571,215
Notes payable, net of current portion and discounts – related party	1,867,535	603,470
Finance lease liability, net of current portion	59,586	-
Operating lease liabilities, net of current portion	313,238	1,290,866
Total Non-current Liabilities	6,408,550	4,465,551

Total Liabilities	25,129,523	16,876,149

Commitments and contingencies (Note 16)	-	-

MEZZANINE EQUITY
Series B Redeemable Convertible Preferred Stock, par value $0.0001, 578,245 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	7,701,329	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 25,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $0.0001, 1,397,900 and 630,900 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	140	63
Common stock, par value, $0.0001, 400,000,000 shares authorized, 27,786,391 and 15,134,545 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2,779	1,513
Additional paid in capital	166,471,629	155,377,798
Accumulated deficit	(169,109,534)	(150,080,049)

Total Stockholders’ Equity (Deficit)	(2,634,986)	5,299,325

TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY(DEFICIT)	$30,195,866	$22,175,474

The accompanying notes are an integral part of these consolidated financial statements.

TITAN ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

REVENUE	$8,300,038	$5,568,224	$3,883,105	$2,606,653
COST OF REVENUES	7,173,029	4,703,784	3,446,900	1,962,725
GROSS PROFIT	1,127,009	864,440	436,205	643,928

OPERATING EXPENSES (INCOME)
Salaries and salary related costs	1,553,215	1,177,855	453,174	559,208
Stock based compensation	-	5,590,485	-	2,278
Professional fees	2,650,840	2,131,902	620,284	1,207,231
Depreciation and amortization	580,529	674,879	193,824	426,337
General and administrative expenses	1,089,747	682,583	318,470	268,534
Intangible asset impairment	5,508,595	-	5,508,595	-
Goodwill impairment	4,853,142	15,669,287	4,853,142	-

Total Operating expenses	16,236,068	25,926,991	11,947,489	2,463,588

OPERATING LOSS	(15,109,059)	(25,062,551)	(11,511,284)	(1,819,660)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	17,500	33,261	-	23,609
Interest expense, net of interest income	(2,764,744)	(676,726)	(1,520,478)	(237,895)
Loss on sale of equipment	(88,148)	-	(88,148)	-
Gain on sale of customer contracts	370,000	-	370,000	-
Other income (expenses), net	214,175	141,468	2,547	38,047
Loss on extinguishment of convertible debt and issuance of Series B Preferred Stock	(806,920)	-	(806,920)	-
Loss on extinguishment of convertible debt and issuance of common share rights	-	(116,591,322)	-	(116,591,322)
Total other income (expense), net	(3,058,137)	(117,093,319)	(2,042,999)	(116,767,561)

Provision for income taxes	-	-	-	-
NET LOSS	(18,167,196)	(142,155,870)	(13,554,283)	(118,587,221)

DEEMED DIVIDENDS ATTRIBUTABLE TO ACCRETION OF SERIES B PREFERRED STOCK TO REDEMPTION VALUE	(4,103,849)	-	(145,473)	-
DEEMED DIVIDEND RELATED TO ISSUANCE OF WARRANTS	(862,289)	-	-	-
Net loss attributable to common stockholders	(23,133,334)	$(142,155,870)	(13,699,756)	(118,587,221)

Basic and diluted net loss per share	$(0.10)	$(1.05)	$(0.06)	$(0.65)

Weighted average common shares outstanding - basic and diluted	222,067,042	135,720,702	222,067,042	181,683,636

The accompanying notes are an integral part of these consolidated financial statements.

TITAN ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’

EQUITY(DEFICIT) /MEMBERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	Redeemable Series B Preferred Stock		Members’	Series A Preferred Stock (1)		Series B Preferred Stock (2)		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Equity	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance - January 1, 2024	-	$-	$-	630,900	$63	-	$-	15,134,545	$1,513	$155,377,798	$(150,080,049)	$5,299,325
Issuance of Warrants	-	-	-	-	-	-	-	-	-	1,512,290	(862,289)	650,001
Exercise of share rights	-	-	-	-	-	-	-	10,252,269	1,026	(1,026)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(2,258,944)	(2,258,944)
Balance - March 31, 2024	-	$-	$-	630,900	$63	-	$-	25,386,814	$2,539	$156,889,062	$(153,201,282)	$3,690,382

Series B Preferred Offering	422,200	5,524,500	-	-	-	-	-	-	-	2,653,105	-	2,653,105
Series B Preferred Offering costs	-	-	-	-	-	-	-	-	-	(290,390)	-	(290,390)
Series A Preferred shares issued in relation to guarantee agreement	-	-	-	215,000	22	-	-	-	-	3,009,978	-	3,010,000
Series A Preferred shares issued in relation to an acquisition of a business	-	-	-	552,000	55	-	-	-	-	8,567,945	-	8,568,000
Issuance of series B preferred	105,592	1,375,467	-	-	-	-	-	-	-	(1,322,696)	-	(1,322,696)
Remeasurement of Series B Preferred Stock to redemption value	-	-	-	-	-	-	-	-	-	(3,958,376)	-	(3,958,376)
Net loss	-	-	-	-	-	-	-	-	-		(2,353,969)	(2,353,969)
Balance - June 30, 2024	527,792	$6,899,967	$-	1,397,900	$140	-	$-	25,386,814	$2,539	$165,548,628	$(155,555,251)	$9,996,056

Issuance of common stock due to exercise of share rights	-	-	-	-	-	-	-	2,399,577	240	(240)	-	-
Issuance of Warrants	-	-	-	-	-	-	-	-	-	1,068,714	-	1,068,714
Issuance of series B preferred due to extinguishment of debt	50,453	655,889	-	-	-	-	-	-	-	-	-	-
Remeasurement of Series B Preferred Stock to redemption value	-	145,473	-	-	-	-	-	-	-	(145,473)	-	(145,473)
Net loss	-	-	-	-	-	-	-	-	-	-	(13,554,283)	(13,554,283)
Balance - September 30, 2024	578,245	$7,701,329	$-	1,397,900	$140	-	$-	27,786,391	$2,779	$166,471,629	$(169,109,534)	$(2,634,986)

	Redeemable Series B Preferred Stock		Members’	Series A Preferred Stock (1)		Series B Preferred Stock (2)		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Equity	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance - January 1, 2023	-	$-	$2,526,104	-	$-	-	$-	-	$-	$-	$-	$2,526,104
Contributions, net of distributions	-	-	170,000	-	-	-	-	-	-	-	-	170,000
Net loss			(664,601)									(664,601)
Balance - March 31, 2023	-	$-	$2,031,503	-	$-	-	$-	-	$-	$-	$-	$2,031,503
Effect of reverse acquisition	-	-	(2,031,503)	630,900	63	1,470,135	147	33,952,778	3,395	30,088,068	(664,601)	27,395,569
Stock based compensation	-	-	-	70,100	7	-	-	300,000	30	5,588,170		5,588,207
Net loss	-	-	-	-	-	-	-	-	-	-	(22,904,048)	(22,904,048)
Balance - June 30, 2023	-	$-	$-	701,000	$70	1,470,135	$147	34,252,778	$3,425	$35,676,238	$(23,568,649)	$12,111,231
Stock based compensation	-	-	-	-	-	-	-	-	-	2,278	-	2,278
Cancelation of Series C Preferred Stock for options	-	-	-	(70,100)	(7)	-	-	-	-	7	-	-
Exchange of debt, preferred stock and common stock for common stock rights	-	-	-	-	-	(1,470,135)	(147)	(19,118,233)	(1,912)	118,324,275	-	118,322,216
Net loss	-	-	-	-	-	-	-	-	-	-	(118,587,221)	(118,587,221)
Balance - September 30, 2023	-	$-	$-	630,900	$63	-	$-	15,134,545	$1,513	$154,002,798	$(142,155,870)	$11,848,504

(1)	On January 10, 2024, the Company redomiciled and exchanged all outstanding shares of its pre-existing Series C Preferred Stock for shares of a new class of Series A Preferred Stock (Note 1 – Organization and Nature of Operations). The Statement of Changes in Stockholders’ Equity/Member’s Equity for the three and nine months ended September 30, 2024 has been retrospectively restated to reflect this change.

(2)	On January 10, 2024, the Company redomiciled and its pre-existing Series A class of Preferred Stock and Series B class of Preferred stock were eliminated (Note 1 – Organization and Nature of Operations). The Statement of Changes in Stockholders’ Equity/Member’s Equity for the three and nine months ended September 30, 2024 has been retrospectively restated to reflect these changes.

The accompanying notes are an integral part of these consolidated financial statements.

TITAN ENVIRONMENTAL SOLTUIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	For the Nine Months Ended September 30,
	2024	2023

Net loss	$(18,167,196)	$(142,155,870)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for credit losses	(9,234)	-
Gain on lease termination	(100,076)	-
Goodwill impairment	4,853,142	15,669,287
Loss on disposal of property, plant and equipment	88,148	-
Loss on extinguishment of convertible debt and issuance of Series B Preferred Stock and warrants	806,920	-
Intangible asset Impairment	5,508,595	-
Forgiveness of debt	-	(91,804)
Debt cancelled in exchange for customer contracts	(220,000)	-
Depreciation and amortization	1,212,177	781,546
Stock based compensation	-	5,590,485
Change in fair value of derivative liability and derivative expense	(17,500)	(33,261)
Amortization of discounts and convertible options on debt	1,224,855	265,156
Loss on extinguishment and issuance of share rights	-	116,591,322
Changes in assets and liabilities
Accounts receivable	544,392	(307,126)
Prepaid expenses and other current assets	130,373	(97,074)
Other receivables	8,951	(4,386)
Inventory	(204,909)	65,176
Other assets	137,100	-
Right-of-use asset	259,734	185,160
Accounts payable, accrued expenses and deferred taxes	3,472,965	1,413,596
Customer deposits	111,854	5,285
Accrued payroll and payroll taxes	38,307	96,503
Finance lease liability	(9,356)	-
Operating lease liability	(234,017)	(127,558)
Net cash (used in) operating activities	(564,775)	(2,153,563)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of business	(4,652,500)	69,104
Disposal of property and equipment	93,841	97,319
Acquisition of property and equipment	(1,060,974)	(173,625)
Net cash used in investing activities	(5,619,633)	(7,202)

CASH FLOWS FROM FINANCING ACTIVITIES
Subscription receivable	-	200,000
Proceeds received from issuance of warrants	650,001	-
Loan origination fees	(36,600)	-
Series B Offering	4,222,000	-
Series B Offering Costs	(290,390)	-
Proceeds from convertible notes payable	712,500	2,595,000
Repayments of convertible notes payable	-	(101,008)
Proceeds from convertible note payables - related parties	62,500	500,000
Proceeds from notes payable	1,907,334	123,574
Repayments of notes payable	(1,706,329)	(1,218,504)
Proceeds from note payables - related parties	775,167	841,373
Repayment of notes payable - related parties	(139,780)	(207,904)
Net cash provided by financing activities	6,156,403	2,732,531

NET INCREASE (DECREASE) IN CASH	(28,005)	571,766

CASH - BEGINNING OF PERIOD	103,578	26,650

CASH - END OF PERIOD	75,573	598,416

CASH PAID DURING THE PERIOD FOR:
Interest expense	796,831	275,540

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Series A shares issued related to Guarantee agreement	3,010,000	-
Exercise of Share rights into common stock	1,266	-
Termination of lease	1,129,065
Remeasurement of Series B Preferred Shares to redemption value	1,520,940	-
Non-cash transactions related to reverse acquisition	-	27,162,222
Settlement of note payable	-	170,000

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

The Company is based out of Bloomfield Hills, Michigan and offers a comprehensive package of waste reduction, collection, recycling, and technology-enabled solutions to support customer demand. The Company operates two distinct lines of business. The Company’s trucking business provides waste and recycling collection and transportation services for industrial generators, commercial contractors and transfer station operators in Michigan, performed by the Company’s wholly-owned subsidiaries, Titan Trucking, LLC (“Titan Trucking”) and Standard Waste Services. LLC (“Standard”). The Company’s digester business is conducted by its wholly-owned subsidiary Recoup Technologies, Inc. (“Recoup”), which provides technology-enabled solutions for food waste processing, including onsite digestors for food waste along with cloud-based software tracking and analytics solutions. On October 31, 2024, the Company sold all of the capital stock of Recoup for a purchase price equal to $1,000,000, which consisted of a note receivable of the purchaser in the principal amount of $250,000 and the cancellation and release by certain affiliates of indebtedness of the Company in the aggregate amount of $750,000 (Note 18 – Subsequent Events).

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

Going Concern

The Company’s consolidated financial statements as of September 30, 2024 and December 31, 2023 are prepared using accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern. This contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.

For the nine months ended September 30, 2024, the Company had a net loss of $18,167,196. The working capital of the Company was a deficit of $16,344,202 as of September 30, 2024. As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these consolidated financial statements. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

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

Cash

The Company considers all highly-liquid money market funds and certificates of deposit with original maturities of less than three months to be cash equivalents. The Company maintains its cash balances with various banks. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company monitors the cash balances held in its bank accounts, and as of September 30, 2024 and December 31, 2023, did not have any concerns regarding cash balances which exceeded the insured amounts.

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

As of September 30, 2024 and December 31, 2023, the Company allocated $52,252 and $43,016, respectively, to the allowance for credit loss. The Company writes off bad debts as they occur during the year. Accounts receivable at December 31, 2022 was $517,583.

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

Finite long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. Management assessed and concluded that an impairment write-down would be necessary for finite long-lived intangible assets as of September 30, 2024 and December 31, 2023 (Note 5 – Intangibles, Net).

The Company amortizes these intangible assets on a straight-line basis over their estimated useful lives, as stated below:

Finite Long-lived Intangible Assets Categories	Estimated Useful Life
Customer Lists	10 Years
Intellectual Property	10 Years
Noncompete agreement	5 Years
Tradenames	10 Years

Goodwill

Goodwill represents the excess of the acquisition price of a business over the fair value of identified net assets of that business. Goodwill has an indefinite lifespan and is not amortized. The Company evaluates goodwill for impairment at least annually and record an impairment charge when the carrying amount of a reporting unit with goodwill exceeds the fair value of the reporting unit. At September 30, 2024, the Company had two reporting units, Trucking and Digester.

The Company assesses qualitative factors to determine if it is necessary to conduct a quantitative goodwill impairment test. If deemed necessary, a quantitative assessment of the reporting unit’s fair value is conducted and compared to its carrying value in order to determine the impairment charge (Note 6 – Goodwill).

Loan Origination Fees

Loan origination fees represent loan fees, inclusive of original issue discounts, relating to convertible note payables and note payables granted to the Company. The Company amortizes loan origination fees over the life of the note (Note 9 – Notes Payable and Note 10 – Convertible Notes Payable). Amortization expense of loan issuance fees for the nine months ended September 30, 2024 and 2023 was $811,665 and $265,156, respectively. The net amounts of $2,678,403 and $434,542 were netted against the outstanding notes payable and convertible notes payable as of September 30, 2024 and December 31, 2023, respectively.

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

The Company’s Digester Segment also recognizes operating revenues from its product sales, such as sales of digester equipment and parts. Performance obligations from product sales were satisfied at the point in time when products were shipped to the customer, which is when the customer had title and control. Therefore, the Company’s product sale contracts had a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of products. When revenue was earned on digester equipment related services, such as management advisory fees and digester maintenance and repair services, fees were recognized as the services were performed based on service milestones. The Company offered customers subscriptions to software which aided in the use of its Digester products; software revenue was recognized over time for the course of the subscription. For product sales, the Company invoiced its customers with standard 30-day payment terms without any significant financing terms.

The following is a summary of revenue disaggregated by type for the nine and three months ended September 30, 2024 and 2023:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Product sales and product related services	$1,308,821	$935,209	$423,084	$751,034
Waste collection and disposal	6,991,217	4,633,015	3,460,021	1,855,619
Total revenue	$8,300,038	$5,568,224	$3,883,105	$2,606,653

Concentration Risk from Revenues

A major customer is defined as a customer that represents 10% or greater of total revenues. The Company does not believe that the concentration risk associated with these customers or vendors will have a materially adverse effect on the business. The Company’s concentration of revenue is as follows:

	Nine Months Ended				Three Months Ended
	September 30,				September 30,
	2024		2023		2024		2023
Customer A	13%		35%		*	%	26%
Customer B	*	%	*	%	*	%	11%
Customer C	*	%	*	%	*	%	10%

* Represents amounts less than 10%

Concentration Risk from Accounts Receivable

A major customer is defined as a customer that represents 10% or greater of total accounts receivable, net. The Company does not believe that the risk associated with these customers or vendors will have an adverse effect on the business. The Company’s concentration of accounts receivable is as follows:

	As of September 30, 2024	As of December 31, 2023
Customer A	*	24%

* Represents amounts less than 10%

The Company maintains positive customer relationships and continually expands its customer base, mitigating the impact of any potential concentration risks that exist.

Basic and Diluted (Loss) Income per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2024 and 2023, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30, 2024	September 30, 2023
Series A Preferred Stock	139,790,000	-
Series C Preferred Stock (1)	-	63,090,000
Convertible Notes	-	17,680
Warrants	71,064,035	108,734
Total common stock equivalents	210,854,035	63,216,414

(1)	On January 10, 2024, the Company redomiciled and exchanged all outstanding shares of its pre-existing Series C Preferred Stock for shares of a new class of Series A Preferred Stock (Note 1 – Organization and Nature of Operations). The Statement of Changes in Stockholders’ Equity (Deficit)/Member’s Equity for the three and nine months ended September 30, 2024 has been retrospectively restated to reflect this change.

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

The Company has assessed the Series A Rights to Receive Common Stock (“Series A Rights”) and the Series B Rights to Receive Common Stock (“Series B Rights”) for appropriate balance sheet classification and concluded that the Series A Rights and Series B Rights are freestanding equity-linked financial instruments that meet the criteria for equity classification under ASC 480 and ASC 815. In accordance with ASC 260 Earnings per Share, the Company determined that the Series A Rights and Series B Rights should be included in the determination of basic and diluted earnings per share.

Advertising and Marketing Costs

Costs associated with advertising are charged to expense as occurred. For the nine months ended September 30, 2024 and 2023, the advertising and marketing costs were $56,437 and $24,918, respectively. For the three months ended September 30, 2024 and 2023, the advertising and marketing costs were $11,844 and $10,010, respectively.

Recently Issued Accounting Standards

In November 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The Company expects to adopt the guidance in its financial statements for the year ending December 31, 2024 and thereafter. The Company is currently evaluating the impact of adopting this ASU on our disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that adoption of ASU 2023-09 will have on its financial statements.

NOTE 3 – BUSINESS COMBINATIONS

Standard Waste Services, LLC Business Combination

On May 31, 2024 (the “Standard acquisition date”), the Company completed a transaction to acquire Standard. The total purchase consideration in connection with the acquisition was approximately $16.1 million. The purchase price consisted of $4,652,500 of cash (inclusive of a $652,500 cash deposit paid on January 8, 2024), the issuance of two note payables with an aggregate principal value of $2,859,898 (Note 9 – Note Payables), and the issuance of 612,000 shares of Series A Preferred Stock valued at $8,568,000 (Note 16 – Commitments and contingencies). The convertible stock exchanges at a 100 common shares to 1 share of Series A Preferred Stock and was valued considering the trading price of $0.14, which was the trading price Company’s common stock on the date of close. The goodwill recorded in the business combination is anticipated to be tax-deductible.

Standard is a provider of contracted commercial roll-off and front-load waste services, including dumpster compactor rentals, to customers principally in Southeast Michigan. Standard provides services to both commercial and industrial customers.

The transaction was accounted for under the acquisition method of accounting and accordingly, the results of Standard’s operations are included within the Trucking Segment for the three and nine months ended September 30, 2024 related to the activity subsequent to the acquisition date.

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

Certain estimated fair values for the acquisition, including goodwill, anticipated intangible assets, and property and equipment, are not yet finalized. The purchase price was preliminarily allocated based on information available at the acquisition date and is subject to change as the Company completes its analysis of the fair values at the date of the acquisition during the measurement period not to exceed one year, as permitted under ASC 805.

As a result of the acquisition, the Company recognized a total of $13.9 million of goodwill within the Trucking segment. Goodwill represents the value expected to be created through new customer relationships for the Company, access to new market opportunities, and expected growth opportunities. The goodwill resulting from the acquisition is susceptible to future impairment charges. Total acquisition costs incurred were approximately $659,000, which was recorded as a component of professional fees expenses during the nine months ended September 30, 2024.

Standard’s results of operations are included in our consolidated financial statements from the date of the transaction within its Trucking segment. If the transaction had occurred on the beginning of the year ended December 31, 2023, unaudited pro forma consolidated results for 2024 and 2023, would have been as follows:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2023
Total revenue	$12,317,716	$12,800,530
Net loss	$(18,653,432)	$(141,608,357)
Pro forma loss per common share	$(0.08)	$(1.04)
Pro forma weighted average number of common shares basic and diluted	222,067,042	135,720,702

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

In accordance with ASC 805 – Business Combinations, the Titan Merger was accounted for as a reverse acquisition with Titan Trucking being deemed the accounting acquirer of Titan. Titan Trucking, as the accounting acquirer, recorded the assets acquired and liabilities assumed of Titan at their fair values as of the Titan acquisition date. Titan Trucking’s historical consolidated financial statements have replaced the Company’s historical consolidated financial statements with respect to periods prior to the completion of the Titan Merger with retroactive adjustments to Titan’s legal capital to reflect the legal capital of Titan. Titan remains the continuing registrant and reporting company.

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

The Company recorded all tangible and intangible assets and liabilities at their estimated fair values on the acquisition date. The following represents the allocation of the purchase consideration:

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

Goodwill arising from the acquisition consisted of new customer relationships for the Company, access to new product market opportunities and expected growth opportunities. Total acquisition costs incurred were approximately $450,000, which was recorded as a component of professional fees expenses during the nine months ended September 30, 2023.

The following supplemental pro-forma financial information approximate combined financial information assumes that the acquisition had occurred at the beginning of the year ended December 31, 2023:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2023
Total revenue	$8,300,038	$5,936,731
Net loss	$(18,167,196)	$(122,348,055)
Pro forma loss per common share	$(0.10)	$(1.46)
Pro forma weighted average number of common shares basic and diluted	222,067,042	84,039,244

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred, nor are they necessarily indicative of future consolidated results.

The pro forma combined results of operations for the nine months ended September 30, 2023, included stock-based compensation of $5,590,485 and goodwill impairment expense of $15,669,287.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Containers	$4,715,423	$1,740,393
Trucks and tractors	7,311,880	4,388,091
Trailers	1,033,259	1,033,259
Shop equipment	49,182	40,380
Furniture	16,843	-
Leasehold improvements	147,766	33,934
	13,274,353	7,236,057
Less accumulated depreciation	(2,074,129)	(1,455,310)
Net book value	$11,200,224	$5,780,747

Depreciation expense for the three and nine months ended September 30, 2024 were $333,996 and $633,930, respectively. Depreciation expense for the three and nine months ended September 30, 2023 were $125,000 and $316,957, respectively.

NOTE 5 – INTANGIBLES, NET

Intangible assets consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Customer Lists	$687,500	$1,137,807
Intellectual Property	-	5,228,548
Tradenames	-	509,818
Noncompete Agreement	-	282,948
Less: accumulated amortization	(120,312)	(505,091)
Net book value	$567,188	$6,654,030

During the nine months ended September 30, 2024, and as a result of the financial performance of the Digester Segment, the Company concluded it was more likely than not that the fair value of the intangible assets were less than their carrying amount. Therefore, the Company performed an impairment assessment of the intangible assets. The quantitative impairment test indicated the fair value of the intangible assets were that was lower than their carrying value, and as a result, the intangibles were impaired with an impairment expense of $ 5,508,595 during the nine months ended September 30, 2024.

Amortization expense from intangible assets was $578,247 and $464,589 for the nine months ended September 30, 2024 and 2023, respectively, and $194,030 and $287,990 for the three months ended September 30, 2024 and 2023, respectively.

NOTE 6 – GOODWILL

The Company had two reporting units, its Trucking Segment and its Digester Segment. Due to the Titan Merger and the resulting recognition of goodwill from the reverse acquisition, the Company initially recognized goodwill of $22,319,908 for the former Digester reporting unit on the Titan acquisition date, which was adjusted to $26,880,916 due to measurement adjustments as the Company finalized its purchase price accounting. Due to the acquisition of Standard and the resulting recognition of goodwill from the business combination, the Company recognized goodwill of $13,864,966 for the Trucking reporting unit on the Standard acquisition date.

During the year ended December 31, 2023, and as a result of the financial performance of the former Digester Segment, the Company concluded it was more likely than not that the fair value of the reporting unit was less than it’s carrying amount. Therefore, the Company performed an impairment assessment of the goodwill. The fair value of the Digester reporting unit was estimated using an income approach and included assumptions related to estimates of future revenue and operating expenses, long-term growth rates, a technology obsolescence rate, and a discount rate. The quantitative impairment test indicated a fair value of the reporting unit that was lower than its carrying value, and as a result, the goodwill was impaired with an impairment expense of $20,364,001 during the year ended December 31, 2023.

During the nine months ended September 30, 2024, and as a result of the financial performance of the former Digester Segment, the Company concluded it was more likely than not that the fair value of the reporting unit was less than it’s carrying amount. Therefore, the Company performed an impairment assessment of the goodwill. The quantitative impairment test indicated a fair value of the reporting unit that was lower than its carrying value, and as a result, the goodwill was impaired with an impairment expense of $4,853,142 the nine months ended September 30, 2024.

The changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2023 and 2024 was as follows:

	Trucking	Digester
Goodwill:
Balance as of January 1, 2023	$-	$-
Balance as of March 31, 2023	-	-
Goodwill recognized	-	22,319,908
Impairment	-	(15,669,287)
Balance as of June 30, 2023	-	6,650,621
Balance as of September 30, 2023	$-	$6,650,621

Goodwill:
Balance as of January 1, 2024	$-	$6,516,915
Impairment	-	-
Goodwill recognized	13,864,966	-
Balance as of March 31, 2024	13,864,966	6,516,915
Balance as of June 30, 2024	13,864,966	6,516,915
Impairment	-	(4,853,142)
Balance as of September 30, 2024	$13,864,966	$1,663,773

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Detail of accounts payable and accrued expenses as of September 30, 2024 and December 31, 2023 was as follows:

	September 30,	December 31,
	2024	2023
Accounts payable	$7,253,085	$3,475,570
Credit card payable	163,940	153,728
Accrued interest	850,186	233,611
Accrued expenses and other payables	217,400	210,049
Total accounts payable and accrued expenses	$8,484,611	$4,072,958

NOTE 8 – LEASES

Operating Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets (“ROU”), operating lease liabilities, and operating lease liabilities, non-current. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. None of the leases entered into have an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments. Incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The ROU assets also include any prepaid lease payments made and initial direct costs incurred and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease, which is recognized when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company has operating leases for real estate.

On April 1, 2023, Titan Trucking entered into a 60-month lease in Detroit, Michigan, with a related party through common ownership, which was set to expire on March 31, 2028. On September 1, 2023, the Company and the related party amended the lease, resulting in decreased payment terms. The monthly payments were initiated on May 1, 2023 after a 1-month rent abatement period. Straight rent for the amended lease was calculated at $29,113 per month. The lease was terminated by the lessor on June 14, 2024 due to a change of ownership of the property.

Average lease terms and discount rates are as follows:

	September 30,	December 31,
	2024	2023
Weighted average remaining lease term (in years)	2.48	3.86
Weighted average discount rate	9.17%	8.10%

Future minimum lease payments required under operating leases on an undiscounted cash flow basis as of September 30, 2024, were as follows:

For the Years Ended,
December 31,
Remainder of 2024	$77,548
2025	211,980
2026	207,944
2027	80,459
Total minimum lease payments	577,931
Less: imputed interest	(64,244)
Present value of future minimum lease payments	513,687

Current operating lease liabilities	200,449
Non-current operating lease liabilities	$313,238

The Company had operating lease expenses of $332,974 and $251,846 for the nine months ended September 30, 2024 and 2023, respectively, and $66,550 and $99,514 for the three months ended September 30, 2024 and 2023, respectively. The Company records operating lease expense as a component of general and administrative expenses on the consolidated statements of operations.

Financing Leases

Standard leases a truck used for its operations under a five-year lease that commenced during May 2022 and which ends during May 2027. This lease is classified as a finance lease. The lease calls for monthly payments of $3,304 bearing interest of 12.08% per annum. The lease includes a purchase option upon maturity of which the Company intends to exercise. The Company has finance leases for trucks. At September 30, 2024, the finance lease right of use asset was $100,686 and is included within property and equipment, net on the accompanying consolidate balance sheets.

	September 30,	December 31,
	2024	2023
Weighted average remaining lease term (in years)	2.59	N/A
Weighted average discount rate	12.08%	N/A

For the Years Ended,
December 31,
Remainder of 2024	$9,913
2025	39,650
2026	39,650
2027	16,521
2028	-
Total minimum lease payments	105,734
Less: imputed interest	(15,723)
Present value of future minimum lease payments	90,011

Current operating lease liabilities	30,425
Non-current operating lease liabilities	$59,586

The Company’s finance lease costs consisted of $3,861 of interest expense and $7,323 of amortization of the right of use asset during the nine months ended September 30, 2024. The Company’s finance lease costs consisted of $2,861 of interest expense and $5,492 of amortization of the right of use asset during the three months ended September 30, 2024.

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

The Company’s notes payables balance as of September 30, 2024 and December 31, 2023, consisted of the following:

		September 30,		December 31,
		2024		2023
		Current	Non-current	Current	Non-current

Collateralized Instalment Loans	(a)	$2,428,848	$4,564,835	$970,301	$2,521,624

Note Payables:
Keystone	(b)	90,000	-	-	-

Issued prior to Titan Merger:
Michaelson Capital	(c)	2,107,090	-	2,307,090	-
Loanbuilder	(d)	83,046	56,281	91,096	102,916
Individual	(e)	25,000	-	25,000	-
Kabbage Funding Loans	(f)	-	-	9,344	-

Related Parties:
Standard Waste Promissory Note (1)	(g)	500,000	-	-	-
Standard Waste Promissory Note (2)	(h)	-	2,359,898	-	-
Titan Holdings 2	(i)	175,000	537,470	175,000	603,470
Titan Holdings 5	(j)	107,000	-	40,000	-
Miller	(k)	305,000	-	250,000	-
J. Rizzo	(l)	81,658	-	65,000	-
C. Rizzo	(m)	-	-	-	-
Celli	(n)	-	-	-	-

Total outstanding principal		5,902,642	7,518,484	3,932,831	3,228,010
Less: discounts		(1,070,205)	(1,482,758)	(21,385)	(53,325)
Total notes payable		4,832,437	6,035,726	3,911,446	3,174,685

Less: Notes payable – related parties		1,168,659	1,867,535	530,000	603,470
Notes payable		$3,663,778	$4,168,191	$3,381,446	$2,571,215

Guarantee of Debt

On May 31, 2024, the Company entered into a Guaranty Fee Agreement pursuant to which certain outstanding indebtedness owed by the Company to the sellers of Standard is guaranteed. Pursuant to the Guaranty Fee Agreement, Charles B. Rizzo personally guaranteed the obligations of Standard and the Company. In exchange for providing the guarantees, the Company agreed to provide compensation consisting of a deposit fee, a guarantee fee, and an annual fee. The guarantee fee consisted of 15,000,000 shares of common stock or the equivalent shares of Series A Preferred Stock, and the deposit fee consisted of 6,500,000 shares of common stock or the equivalent shares of Series A Preferred Stock. The annual fee consists of 2.5% of the total amount of all outstanding debt on the anniversary of the agreement. The deposit fee and guarantee fee were settled on May 31, 2024 with the issuance of 215,000 shares of Series A Preferred Stock. The total value of the 215,000 shares of Series A Preferred Stock issued on May 31, 2024 was $3,010,000. All of the guarantee fee was recorded as a debt issuance cost of $3,010,000 associated with all of Standard’s debt obligations.

Collateralized Instalment Loans:

(a)	The May 30, 2022 acquisition of Standard included the assumption of approximately $3.3 million of debt obligations associated with the fleet of equipment. The Company also had existing collateralized debt of $3,491,925 outstanding at December 31, 2023. The aggregated debt as of September 30, 2024 has $7.0 million of outstanding principal and is made up of instalment notes with a weighted average interest rate of 11.57%, due in monthly instalments with final maturities at various dates ranging from August 2024 to December 2030, secured by related equipment. The Company entered into a Guarantee Fee Agreement pursuant to which certain outstanding indebtedness owed by the Company to the sellers of Standard is guaranteed. A total of $1,611,969 of debt issuance costs were recorded in relation to the Guaranty Fee Agreement for the collateralized loans.

Note Payables:

(b)	During the nine months ended September 30, 2024, there were three note payable agreements executed between the Company and Keystone Capital Partners, LLC for an aggregate amount of $240,000. The agreements were issued between May 30, 2024 and June 7, 2024. All notes mature in less than 12 months and accrue interest at a rate of 10% per annum. On July 2, 2024, Keystone Capital Partners, LLC and the Company agreed to cancel two promissory notes for a total of $150,000 in exchange for 15,134 warrants to purchase 100 shares common stock each and 15,134 shares of Series B Preferred Stock. The warrants each have an exercise price of $0.06 per share (Note 14 – Stockholders’ Equity and Mezzanine Equity). The outstanding balance of the remaining note as of September 30, 2024 was $90,000. The exchange was analyzed under ASC 470-50 and was concluded a debt extinguishment, the Company recorded a loss on extinguishment of $242,045 which is presented on the statement of operations.

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

In April 2024, the Company and Michaelson agreed to extend the term of the Michaelson Note until June 30, 2024, and forbear all other terms until May 1, 2024. In exchange for such extension and forbearance, the Company agreed: (1) to pay $600,000 to Michaelson upon the closing of the acquisition of Standard Waste Services, LLC, of which $500,000 will be repayment of principal and $100,000 will be a fee for the forbearance (payable $50,000 in cash and $50,000 in Series B Preferred Stock), (2) any new debt incurred by the Company shall be subordinated to the Michaelson Note, and (3) Michaelson is to receive 25% of the net proceeds on any capital raised greater than $6.0 million. During the nine months ending September 30, 2024, the Company issued 5,000 shares of Series B Preferred Stock and recorded interest expense of $65,357 in relation to this note.

On July 31, 2024, the Company and Michaelson agreed to a Forbearance Agreement that amended the Michaelson Note Payable (the “July Michaelson Amendment”). As a result, the interest rate of the Michaelson Note increased to 16% per annum beginning on July 1, 2024. Additionally, the principal payment schedule of the Michaelson Note was amended as follows: a payment of $750,000 is due on or by August 30, 2024, a payment of $457,089 is due on or by September 30, 2024, and a payment of the remaining outstanding principal is due on or by November 30, 2024. The Company also agreed to pay a forbearance fee of $10,000 to Michaelson. In accordance with ASC 470, the July Michaelson Amendment was accounted for as debt modification. As of September 30, 2024 the outstanding principal balance is $2,107,090 and the Michaelson Note was in default.

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

Excluding the Loanbuilder - 3 repayments, and as of September 30, 2024, the Company had 21 remaining required monthly repayments of $6,046 and 8 remaining required monthly repayments of $1,545 for the other Loanbuilder Notes.

(e)	On May 16, 2022, the Company issued a $25,000 promissory note (the “Individual #1 Note”) with an individual private investor. The Individual Note has an annual interest rate of 12% per annum and matured on December 31, 2023, at which time all principal and accrued interest is owed. The Individual #1 Note is in default and therefor incurs additional interest of 0.5% on all outstanding principal and interest owed.

(f)	On September 28, 2022 and September 29, 2022, the Company agreed to two Kabbage Funding Loan Agreements (together known as the “Kabbage Loans”) owed to American Express National Bank. The Kabbage Loans had an initial principal amount of $120,800 and as of May 19, 2023 had a principal amount of $77,748. Each loan includes a cost of capital interest expense of $4,077 and is to be repaid in nine monthly repayments of $3,658, followed by nine monthly payments of $35,507. As of September 30, 2024, the Kabbage Loans had been fully repaid.

Related Parties:

(g)	On May 30, 2024 the Company entered into a promissory note agreement with Dominic and Sharon Campo for $500,000. The note matured on July 15, 2024. The promissory note has an annual interest rate of 13.75% until maturity date and 18% after the maturity. As of September 30, 2024 the outstanding loan balance is $500,000. The Company incurred debt issuance costs of $245,469 in connection with the execution of this agreement of which $245,469 was amortized during the nine months ending September 30, 2024 (please see Guarantee of Debt above). The debt issuance cost balance as of September 30, 2024 is $0. Upon default, a fifteen day “cure period” shall begin. Following the expiration of the cure period, any amounts outstanding shall be immediately due and payable. An additional charge of either $100,000 or 200,000 shares of Series A Preferred Stock shall become due. As of September 30, 2024, the maturity date of the note had passed and the cure period elapsed. Subsequent to period end the note was extended and is no longer in default.

(h)	On May 31, 2024 the Company entered into a promissory note agreement with Dominic and Sharon Campo for $2,359,898. The note matures on May 15, 2027. The promissory note has an annual interest rate of 13.75% for the first year, 14.75% for the second year and 15.75% for the third year. Upon default, a 10 day “cure period” shall begin. The promissory note requires thirty-five (35) monthly installment payments of interest beginning on June 15, 2024, and a balloon payment of all outstanding principal and accrued interest upon maturity. As of September 30, 2024 the outstanding loan balance is $2,359,898. The Company incurred debt issuance costs of $1,158,562 in connection with the execution of this agreement of which $128,729 was amortized during the nine months ending September 30, 2024 (please see Guarantee of Debt above). The debt issuance cost balance as of September 30, 2024 is $1,029,833.

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

Titan has an informal agreement with Titan Holdings 2 to continually borrow from Titan Holdings 2 as working capital needs arise. These additional funds are to be repaid as funding becomes available. As of September 30, 2024, Titan had no additional borrowings related towards this loan.

In July of 2024, the Company sold two customer contracts in exchange for total proceeds of $370,000; consisting of $100,000 in cash, $50,000 of expenses paid on behalf of the Company, and debt forgiveness of $220,000. The debt forgiveness included the forgiveness of $146,000 of principal and $4,000 of accrued interest related to the Titan Holdings 2 Note. As of September 30, 2024 the outstanding balance of the Titan Holdings 2 note was $712,470.

(j)

On December 31, 2023, Titan Trucking and a stockholder of the Company agreed to an informal agreement (the “Titan Holdings 5 Note”) to borrow funds from the stockholder as working capital needs arise. These additional funds are to be repaid as funding becomes available. As of September 30, 2024, Titan had borrowed $170,439 in additional funding.

On May 30, 2024, the Company and the stockholder, agreed to a promissory note for a principal amount of $100,000. The promissory note has an annual interest rate of 10% and a maturity date of September 30, 2024. The note also features a provision stating the Company will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity. On July 2, 2024 the stockholder and the Company agreed to cancel the promissory note in exchange for 10,091 units which include 10,091 warrants to purchase 100 shares of common stock each and 10,091 shares of Series B Preferred Stock. The warrants each have an exercise price of $0.06 per share (Note 14 – Stockholders’ Equity and Mezzanine Equity). The exchange was analyzed under ASC 470-50 and was concluded a debt extinguishment, the Company recorded a loss on extinguishment of $161,391 which is presented on the statement of operations.

(k)

On October 30, 2023, Titan Trucking and the Company’s CEO, Glen Miller (“Miller”), agreed to a promissory note for a principal amount of $250,000. The promissory note is non-interest bearing and to be repaid within 30 days of the Company’s receipt of bridge funding. The note also features a provision stating Titan Trucking will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity. The promissory note currently has an outstanding balance of $250,000 and as of September 30, 2024 is in default.

On February 23, 2024, the Company and Miller agreed to a promissory note for a principal amount of $55,000. The promissory note is non-interest bearing, had a maturity date of June 30, 2024, and has an original issue discount of $5,000. The note also features a provision stating the Company will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity. The promissory note currently has an outstanding balance of $55,000 and as of September 30, 2024 is in default.

On May 30, 2024, the Company and Miller agreed to a promissory note for a principal amount of $50,000. The promissory note has a maturity date of June 28, 2024, and has an annual interest rate of 10%. The note also features a provision stating the Company will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity. On July 2, 2024, Miller and the Company agreed to cancel the promissory note in exchange for 5,045 units which include 5,045 warrants to purchase 100 shares common stock each and 5,045 shares of Series B Preferred Stock. The warrants each have an exercise price of $0.06 per share (Note 14 – Stockholders’ Equity and Mezzanine Equity). The exchange was analysed under ASC 470-50 and was concluded a debt extinguishment, the Company recorded a loss on extinguishment of $80,689 which is presented on the statement of operations.

(l)

On November 30, 2023, the Company and its COO, Jeff Rizzo (“Rizzo”), agreed to a promissory note for a principal amount of $65,000. The promissory note has an interest rate of 10% and a maturity date of June 30, 2024. The note also features a provision stating the Company will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity. As of September 30, 2024, the maturity date elapsed and the promissory note is in default.

The Company has an informal agreement with Rizzo to continually borrow from Rizzo as working capital needs arise. These additional funds are to be repaid as funding becomes available. As of September 30, 2024, Titan had borrowed $16,658 in additional funding.

(m)	The Company has an informal agreement with Charles B. Rizzo (“C. Rizzo”) to continually borrow from C. Rizzo as working capital needs arise. These additional funds are to be repaid as funding becomes available. In July of 2024, the Company sold two customer contracts in exchange for total proceeds of $370,000; consisting of $100,000 in cash, $50,000 of expenses paid on behalf of the Company, and debt forgiveness of $220,000. The debt forgiveness included the forgiveness of $70,000 owed to C. Rizzo.

(n)	On May 30, 2024, the Company and Frank Celli (“Celli”), agreed to a promissory note for a principal amount of $200,000. The promissory note has an annual interest rate of 10% and a maturity date of September 30, 2024. The note also features a provision stating the Company will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity. On July 2, 2024, Celli and the Company agreed to exchange the promissory note in exchange for 20,183 units which include 20,183 warrants to purchase 100 shares of common stock each and 20,183 shares of Series B Preferred Stock. The warrants each exercisable have an exercise price of $0.06 per share (Note 14 – Stockholders’ Equity and Mezzanine Equity). On July 2, 2024 Celli and the Company agreed to cancel the promissory note in exchange for 20,183 units which include 20,183 warrants to purchase 100 shares common stock each and 20,183 shares of Series B Preferred Stock. The warrants each have an exercise price of $0.06 per share (Note 14 – Stockholders’ Equity and Mezzanine Equity). The exchange was analyzed under ASC 470-50 and was concluded a debt extinguishment, the Company recorded a loss on extinguishment of $322,794 which is presented on the statement of operations.

Interest expense on these notes for the nine and three months ended September 30, 2024 was $724,127 and $218,666, respectively. Interest expense on these notes for the nine and three months ended September 30, 2023 was $391,735 and $178,016, respectively.

Principal maturities for the next five years and thereafter as of September 30, 2024 were as follows:

Remainder of 2024	$4,034,452
2025	2,341,231
2026	1,703,748
2027	3,589,706
2028	947,349
Thereafter	804,640
Total principal payments	$13,421,126
Less: debt discounts	(2,552,963)
Total notes payable	$10,868,163

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

Between January 1, 2023 and April 6, 2023, the Company issued five 20% original issue discount Promissory Notes (the “Evergreen – 2023 Notes”) to Evergreen. The Evergreen 2023 Notes had principal amounts ranging from $12,000 to $480,000, had an annual interest rate of 10% per annum, and were issued with maturity dates ranging from December 31, 2023 to April 30, 2024. The Evergreen 2023 Notes contained identical conversion features, enabling them to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion features each contained a variable settlement feature which was determined to be a derivative liability (Note 11 – Derivative Liabilities). On July 17, 2023, the Evergreen – 2023 Notes were cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity and Mezzanine Equity).

On July 5, 2022, the Company issued an original issue discount Promissory Note (the “GS Capital Note”) to GS Capital Partners, LLC (“GS Capital”) that was dated as of July 5, 2022, and had a principal amount of $36,000. As of September 30, 2023, the Company has repaid the remaining outstanding principal balance. The GS Capital Note had an annual interest rate of 12% per annum and a maturity date of July 5, 2023. The GS Capital Note contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price is equal to the lowest trading price of the Company’s common stock for the 12 trading days immediately preceding the delivery of a notice of conversion. The conversion feature contains a variable settlement feature which was determined to be a derivative liability, however upon completing repayment of the principal balance, the derivative liability was reduced to $0 (Note 11–- Derivative Liabilities).

On February 16, 2023, the Company issued a 20% original issue discount Promissory Note (the “Chambers Note”) to the James D. Chambers Living Trust (“Chambers”) with a principal amount of $60,000. The Chambers Note had an annual interest rate of 10% per annum and a maturity date of February 28, 2024. The Chambers Note also contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion feature contained a variable settlement feature which was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Chambers Note was cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity and Mezzanine Equity).

On February 14, 2023 and March 14, 2023, the Company issued two 20% original issue discount Promissory Notes (the “Eleven 11 Notes”) to Eleven 11 Management, LLC (“Evergreen”) with principal amounts of $54,000 and $60,000, respectively. The Eleven 11 Notes had an annual interest rate of 10% per annum and had maturity dates of February 14, 2024 and February 28, 2024. The Eleven 11 Notes also contained identical conversion features, enabling them to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion features each contain a variable settlement feature which was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Eleven 11 Notes were cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity and Mezzanine Equity).

Between February 16, 2023 and April 26, 2023, the Company issued four 20% original issue discount Promissory Notes (the “Cavalry Fund Notes”) to Cavalry Fund I LP (“Cavalry”). The Cavalry Fund Notes had principal amounts ranging from $108,000 to $120,000, an annual interest rate of 10% per annum, and maturity dates ranging from February 28, 2024 to April 30, 2024. The Cavalry Fund Notes contained identical conversion features, enabling them to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion features each contained a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Calvary Fund Notes were cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity and Mezzanine Equity).

Between March 3, 2023 and April 18, 2023, the Company issued three 20% original issue discount Promissory Notes (the “Keystone Notes”) to Keystone Capital Partners (“Keystone”). The Keystone Notes had principal amounts ranging from $30,000 to $90,000, an annual interest rate of 10% per annum, and were issued with maturity dates ranging from February 28, 2024 to April 17, 2024. The Keystone Notes also all contained identical conversion features, enabling them to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion features each contained a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Keystone Notes were cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity and Mezzanine Equity).

On November 22, 2022, the Company issued an original issue discount Promissory Note (the “Diagonal Note”) to 1800 Diagonal Lending, LLC (“Diagonal”) with a principal balance of $130,016. The Diagonal Note has an annual interest rate of 11% per annum and a maturity date of November 22, 2023. As of May 19, 2023 the principal balance was $78,010. Between May 19, 2023 and June 30, 2023, the Company made principal repayments of $26,003 for the Diagonal Note. The Diagonal Note contains a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price is equal to 75% of the lowest trading price of the Company’s common stock during the ten trading days immediately preceding the conversion date. The conversion feature contains a variable settlement feature that was determined to be a derivative liability. As of December 31, 2023, the Company had completed repaying the principal balance of the Diagonal Note and as a result, the derivative liability was reduced to $0.

On April 17, 2023, the Company issued a 20% original issue discount Promissory Note (the “Seven Knots Note”) to Seven Knots, LLC (“Seven Knots”). The Seven Knots Note had a principal amount of $60,000, an annual interest rate of 10% per annum, and a maturity date of April 16, 2024. The Seven Knots Note also contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion feature contained a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Seven Knots Note was cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity and Mezzanine Equity).

Convertible Notes Payable – Related Parties Issued Prior to Titan Merger

On May 12, 2023, the Company issued a 20% original issue discount Promissory Note (the “Sikka Note”) to Ajay Sikka (“Sikka”), a current director and former chief executive officer of the Company. The Sikka Note had a principal amount of $120,000, an annual interest rate of 10% per annum and a maturity date of May 31, 2024. The Sikka Note also contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion feature contained a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Sikka Note was cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity and Mezzanine Equity).

On May 12, 2023, the Company issued a 20% original issue discount Promissory Note (the “Miller Note”) to Miller. The Miller Note had a principal amount of $60,000, an annual interest rate of 10% per annum, and a maturity date of May 31, 2024. The Miller Note also contained a conversion feature, enabling it to convert into shares of the Company’s common stock upon default. The conversion price was equal to the lower of (1) $0.015 per share or (2) 90% of the average of the two lowest volume-weighted average price of the five trading days ending on the day immediately prior to the conversion date. The conversion feature contained a variable settlement feature that was determined to be a derivative liability (Note 11 - Derivative Liabilities). On July 17, 2023, the Miller Note was cancelled in exchange for Series A Rights and as a result, the derivative liability was reduced to $0 (Note 14 – Stockholders’ Equity and Mezzanine Equity).

Convertible Notes Payable and Convertible Notes Payable – Related Parties

The Company’s convertible notes as of September 30, 2024 and December 31, 2023 were as follows:

		September 30,		December 31,
		2024		2023
		Current	Non-current	Current	Non-current

Convertible Notes Payable:
Calvary Fund – 2023 Bridge Notes	(a)	$1,150,000	$-	$1,150,000	$-
Cavalry Fund – 2024 Bridge Note	(b)	525,000	-	-	-
Evergreen – Bridge Notes	(c)	745,000	-	745,000	-
Keystone Capital – Bridge Note	(d)	70,500	-	70,500	-
Seven Knots – Bridge Note	(e)	70,500	-	70,500	-
Individual #2 – Bridge Note	(f)	300,000	-	300,000	-
Individual #3 – Bridge Note	(g)	30,000	-	30,000	-
Individual #4 – Bridge Note	(h)	180,000	-	180,000	-
Individual #5 – Bridge Note	(i)	600,000	-	600,000	-
Chambers - Bridge Note	(j)	62,500	-	-	-
Schiller – Bridge Note	(k)	125,000	-	-	-

Related Parties:
Miller – Bridge Notes	(l)	480,000	-	480,000	-
Titan 5 – Bridge Note	(m)	120,000	-	120,000	-
Celli – Bridge Notes	(n)	212,644	-	150,000	-
FC Advisory – Bridge Note	(o)	60,000	-	60,000	-

Total outstanding principal		4,731,144	-	3,956,000	-
Less: discounts		(125,440)	-	(359,850)	-
Total convertible notes payable		4,605,704		3,596,150	-

Convertible notes payable – related parties		856,467	-	724,250	-
Convertible notes payable		$3,749,237	$-	$2,871,900	$-

Convertible Notes Payable:

(a)

Between May 19, 2023 and August 7, 2023, the Company issued five 20% original issue discount Promissory Notes to Calvary (the “Calvary Fund 2023 Bridge Notes”). The Calvary Fund 2023 Bridge Notes have principal amounts ranging from $141,000 to $400,000. The Cavalry Fund Bridge Notes have an annual interest rate of 10% per annum and maturity dates ranging from May 19, 2024 to August 7, 2024. The Cavalry Fund 2023 Bridge Notes contain identical “rollover rights” conversion features that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. In the event of default, the Calvary Fund 2023 Bridge Notes accrue interest at a rate of 24% and all outstanding principal must be repaid at an amount equal to 120% of the outstanding principal balance.

As of September 30, 2024, $886,000 of the Cavalry Fund 2023 Bridge Notes were past their original maturity dates. Effective July 29, 2024 and through December 31, 2024, the Company and Cavalry agreed to waive all events of default and all claims to related default interest, with the exception of any default interest that accrued prior to July 29, 2024. Additionally, effective July 29, 2024, $264,000 of the Cavalry Fund 2023 Bridge Notes were amended to have a maturity date of December 31, 2024.

(b)	On August 12, 2024 the Company issued Calvary a $525,000 non-interest bearing convertible note payable (the “Calvary Fund 2024 Bridge Note) along with 10,000,000 common stock warrants in exchange for proceeds of $500,000. The Company recognized a debt discount of $413,190 as a result of the warrants (Note 14 – Stockholders’ Equity and Mezzanine Equity). The Calvary Fund 2024 Bridge Note has a $25,000 original issue discount and a maturity date of October 12, 2024, which was extended to December 31, 2024 subsequent to period end. The Cavalry Fund 2024 Bridge Note contains a “rollover rights” conversion features that enables the holder to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(c)

Between May 19, 2023 and July 7, 2023, the Company issued three 20% original issue discount Promissory Notes to Evergreen (the “Evergreen Bridge Notes”) with principal amounts ranging from $141,000 to $400,000. The Evergreen Bridge Notes have an annual interest rate of 10% per annum and were issued with maturity dates ranging from May 19, 2024 to July 7, 2024. The Evergreen Bridge Notes contain identical “rollover rights” conversion features that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. In the event of default, the Evergreen Bridge Notes accrue interest at a rate of 24% and all outstanding principal must be repaid at an amount equal to 120% of the outstanding principal balance.

As of September 30, 2024, $745,000 of the Evergreen Bridge Notes were past their original maturity dates. Effective July 29, 2024 and through December 31, 2024, the Company and Evergreen agreed to waive all events of default and all claims to related default interest, with the exception of any default interest that accrued prior to July 29, 2024.

(d)

On July 20, 2023, the Company issued a 20% original issue discount Promissory Note to Keystone Capital (the “Keystone Bridge Note”) with a principal amount of $70,500. The Keystone Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 20, 2024. The Keystone Bridge Note contains a “rollover rights” conversion features that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. In the event of default, the Keystone Bridge Note accrues interest at a rate of 24% and all outstanding principal must be repaid at an amount equal to 120% of the outstanding principal balance.

As of September 30, 2024, the Keystone Bridge Note was past its original maturity date. Effective July 29, 2024 and through December 31, 2024, the Company and Keystone Capital agreed to waive all events of default and all claims to related default interest, with the exception of any default interest that accrued prior to July 29, 2024.

(e)

On July 20, 2023, the Company issued a 20% original issue discount Promissory Note to Seven Knots (the “Seven Knots Bridge Note”) with a principal amount of $70,500. The Seven Knots Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 20, 2024. The Seven Knots Bridge Note contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. In the event of default, the Seven Knots Bridge Note accrues interest at a rate of 24% and all outstanding principal must be repaid at an amount equal to 120% of the outstanding principal balance.

As of September 30, 2024, the Seven Knots Bridge Note was past its original maturity date. Effective July 29, 2024 and through December 31, 2024, the Company and Seven Knots agreed to waive all events of default and all claims to related default interest, with the exception of any default interest that accrued prior to July 29, 2024.

(f)

On July 24, 2023, the Company issued a 20% original issue discount Promissory Note to an individual investor (the “Individual #2 Bridge Note”) with a principal amount of $300,000. The Individual #2 Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 20, 2024. The Individual #2 Bridge Note contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. In the event of default, the Individual #2 Bridge Note accrues interest at a rate of 24% and all outstanding principal must be repaid at an amount equal to 120% of the outstanding principal balance.

As of September 30, 2024, the Individual #2 Bridge Note was past its original maturity date. Effective July 29, 2024 and through December 31, 2024, the Company and the investor agreed to waive all events of default and all claims to related default interest, with the exception of any default interest that accrued prior to July 29, 2024.

(g)

On July 24, 2023, the Company issued a 20% original issue discount Promissory Note to an individual investor (the “Individual #3 Bridge Note”) with a principal amount of $30,000. The Individual #2 Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 24, 2024. The Individual #3 Bridge Note contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. In the event of default, the Individual #3 Bridge Note accrues interest at a rate of 24% and all outstanding principal must be repaid at an amount equal to 120% of the outstanding principal balance.

As of September 30, 2024, the Individual #3 Bridge Note was past its original maturity date. Effective July 29, 2024 and through December 31, 2024, the Company and the investor agreed to waive all events of default and all claims to related default interest, with the exception of any default interest that accrued prior to July 29, 2024.

(h)

On July 24, 2023, the Company issued a 20% original issue discount Promissory Note to an individual investor (the “Individual #4 Bridge Note”) with a principal amount of $180,000. The Individual #4 Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 24, 2024. The Individual #4 Bridge Note contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. In the event of default, the Individual #4 Bridge Note accrues interest at a rate of 24% and all outstanding principal must be repaid at an amount equal to 120% of the outstanding principal balance.

As of September 30, 2024, the Individual #4 Bridge Note was past its original maturity date. Effective July 29, 2024 and through December 31, 2024, the Company and the investor agreed to waive all events of default and all claims to related default interest, with the exception of any default interest that accrued prior to July 29, 2024.

(i)

On July 28, 2023, the Company issued a 20% original issue discount Promissory Note to an individual investor (the “Individual #5 – Bridge Note”) with a principal amount of $600,000. The Individual #5 Bridge Note has an annual interest rate of 10% per annum and was issued with a maturity date of July 28, 2024. The Individual #5 Bridge Note contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. In the event of default, the Individual #5 Bridge Note accrues interest at a rate of 24% and all outstanding principal must be repaid at an amount equal to 120% of the outstanding principal balance.

As of September 30, 2024, the Individual #5 Bridge Note was past its original maturity date. Effective July 29, 2024 and through December 31, 2024, the Company and the investor agreed to waive all events of default and all claims to related default interest, with the exception of any default interest that accrued prior to July 29, 2024.

(j)	On February 28, 2024, the Company issued a 25% original issue discount Promissory Note to Chambers (the “Chambers Bridge Note”) with a principal amount of $62,500. The Chambers Bridge Note has an annual interest rate of 11% per annum and was issued with a maturity date of August 25, 2025. The Chambers Bridge Note contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. In the event of default, the Chambers Bridge Note accrues interest at a rate of 24% and all outstanding principal must be repaid at an amount equal to 120% of the outstanding principal balance.

(k)	On February 28, 2024, the Company issued a 25% original issue discount Promissory Note to the Leonard M. Schiller Revocable Trust (the “Schiller Bridge Note”) with a principal amount of $125,000. The Schiller Bridge Note has an annual interest rate of 11% per annum and was issued with a maturity date of August 25, 2025. The Schiller Bridge Note contains a “rollover rights” conversion feature that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. In the event of default, the Schiller Bridge Note accrues interest at a rate of 24% and all outstanding principal must be repaid at an amount equal to 120% of the outstanding principal balance.

Related Parties:

(l)

Between June 13, 2023 and July 24, 2023, the Company sold and issued two 20% original issue discount Promissory Notes (the “Miller Bridge Notes”) to Miller. The Miller Bridge Notes both have principal amounts of $240,000. The Miller Bridge Notes have an annual interest rate of 10% per annum and were issued with maturity dates ranging from June 13, 2024 to July 24, 2024. The Miller Bridge Note contains a “rollover rights” conversion feature that enables the holders to convert all or part of the Miller Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public offering. In the event of default, the Miller Bridge Notes accrue interest at a rate of 24% and all outstanding principal must be repaid at an amount equal to 120% of the outstanding principal balance.

As of September 30, 2024, the Miller Bridge Notes were past their original maturity date. Effective July 29, 2024 and through December 31, 2024, the Company and Miller agreed to waive all events of default and all claims to related default interest, with the exception of any default interest that accrued prior to July 29, 2024.

(m)

On June 13, 2023, the Company sold and issued a 20% original issue discount Promissory Note (the “Titan 5 Bridge Note”) to Titan 5, a stockholder of the Company. The Titan 5 Bridge Note has a principal amount of $120,000, an annual interest rate of 10%, and was issued with a maturity date of June 13, 2024. The Titan 5 Bridge Note contains a “rollover rights” conversion feature that enables the holders to convert all or part of the Titan 5 Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. In the event of default, the Titan 5 Bridge Note accrues interest at a rate of 24% and all outstanding principal must be repaid at an amount equal to 120% of the outstanding principal balance.

As of September 30, 2024, the Titan 5 Bridge Note was past its original maturity date. Effective July 29, 2024 and through December 31, 2024, the Company and Titan 5 agreed to waive all events of default and all claims to related default interest, with the exception of any default interest that accrued prior to July 29, 2024.

(n)	On December 28, 2023, the Company sold and issued a 20% original issue discount Promissory Note to Frank Celli, a Director of the Company. The Celli Bridge Note has a principal amount of $150,000, an annual interest rate of 10%, and was issued with a maturity date of December 28, 2024. All outstanding principal and accrued interest is to be paid upon maturity. In the event of a Qualified Financing, the Company will be required to repay all outstanding principal and accrued interest. A Qualified Financing is defined as the issuance and sale of equity securities by the Company to investors prior to the maturity date, with total gross proceeds of not less than $5,000,000. Effective July 29, 2024 the maturity date was amended to December 31, 2024. On February 28, 2024, the Company sold and issued a 25% original discount Senior Secured Promissory Note to Frank Celli. The note has a principal amount of $62,500, an annual interest rate of 11%, and was issued with a maturity date of August 31, 2025. The outstanding principal and accrued interest are due upon maturity. These notes are collectively referred to as the “Celli Bridge Notes”.

The Celli Bridge Notes contain a “rollover rights” conversion feature that enables the holders to convert all or part of the Celli Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. In the event of default, the Celli Bridge Notes accrue interest at a rate of 24% and all outstanding principal must be repaid at an amount equal to 120% of the outstanding principal balance.

(o)

On December 22, 2023, the Company sold and issued a 20% original issue discount Promissory Note (the “FC Advisory Bridge Note”) to FC Advisory, a company owned by a Director of the Company. The FC Advisory Note has a principal amount of $60,000, an annual interest rate of 10%, and was issued with a maturity date of December 22, 2024. All outstanding principal and accrued interest is due upon maturity. The FC Advisory Bridge Note contains a “rollover rights” conversion feature that enables the holders to convert all or part of the FC Advisory Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

In the event of default, the FC Advisory Bridge Note accrues interest at a rate of 24% and all outstanding principal must be repaid at an amount equal to 120% of the outstanding principal balance. Effective July 29, 2024 the maturity date of the FC Advisory Bridge Note was amended to December 31, 2024.

Interest expense due to convertible notes payable for the nine and three months ended September 30, 2024 was $353,838 and $157,914, respectively. Interest expense due to convertible notes payable for the nine and three months ended September 30, 2023 was $116,410 and $81,525, respectively.

Convertible note payables principal maturities for the next year as of September 30, 2024 were as follows:

Remainder of 2024	$4,481,000
2025	250,144
Total principal payments	4,731,144
Less: debt discounts	(125,440)
Total convertible notes payable	$4,605,704

NOTE 11 – DERIVATIVE LIABILITIES

The Company had issued certain convertible notes payable that contain conversion options with variable settlement features which make their conversion options a derivative liability. The conversion option derivatives were embedded in their respective note payables and for accounting purposes have been bifurcated from the host instruments. As of September 30, 2024 and December 31, 2023, the Company did not have any of these convertible notes payable outstanding. Please see Note 10 – Convertible Notes Payable for more information.

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

The fair value of the Platinum Point Warrants derivative liability was estimated using a Black-Scholes valuation model with a stock price of $11.60. Changes to the inputs used in the model could produce a significantly higher or lower fair value. The following assumptions were used as of September 30, 2024 and December 31, 2023:

	Nine Months Ended September 30, 2024		Year Ended December 31, 2023

Expected term (years)	N/A		0.12
Expected volatility	N/A	%	1,288.16%
Expected dividend yield	N/A	%	0.00%
Risk-free interest rate	N/A	%	4.79%

The derivative liabilities as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Fair value of the Platinum Point Warrants (25,000 warrants)	-	17,500
	$-	$17,500

Activity related to the derivative liabilities for the nine months ended September 30, 2024 were as follows:

Beginning balance as of December 31, 2023	$17,500
Change in fair value of warrant - derivative liability	(17,500)
Ending balance as of September 30, 2024	$-

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

The Advance on Offering balance was $50,000 as of December 31, 2023. The Company has analysed these amounts and determined that they are liabilities in accordance with ASC 480 – Distinguishing Liabilities from Equity.

In April 2024, the Company and Michaelson agreed to extend the term of the Michaelson Note until June 30, 2024, and forbear all other terms until May 1, 2024. Among other terms, the Company agreed to pay a $100,000 forbearance fee, payable in $50,000 of cash and $50,000 of Series B Preferred Stock. (Please see Note 9 – Notes Payable). The $50,000 of shares obligated to Michaelson was subsequently issued. The balance of this obligation as of September 30, 2024 is $0.

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

Employer contributions for the nine and three months ended September 30, 2024 were $8,510 and $2,193, respectively, and $10,862 and $5,037, respectively for the nine and three months ended September 30, 2023.

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

As of December 31, 2023, the Company was authorized to issue a total of 10,000,000 shares of its Preferred Stock in one or more series, and authorized to issue 300,000,000 shares of common stock. As a result of the redomicile and effective January 10, 2024, the authorized capital stock of the Company was amended to 425,000,000 total shares, consisting of 400,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.0001 per share, of which 630,900 shares were designated “Series A Convertible Preferred Stock”. As of September 30, 2024 the Company was authorized to issue 25,000,000 shares of Preferred Stock in one or more series, of which 1,242,900 shares were designated as “Series A Convertible Preferred Stock” and 1,360,000 shares were designated as “Series B Convertible Preferred Stock”.

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

Series B Preferred Stock

As of September 30, 2024 and December 31, 2023, there were 578,245 and 0 shares of Series B Preferred Stock issued and outstanding, respectively. As a result of the redomicile and effective January 10, 2024, TraQiQ’s “Series B” class of preferred stock was eliminated.

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

On March 29, 2024, the Company created a new series of Series B Convertible Preferred Stock consisting of 1,360,000 shares with a redemption value of $10.00 per share.

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

Voting Rights

The number of votes a holder can cast is equal to the number of whole shares of common stock into which their Series B Convertible Preferred Stock can be converted as of the record date for determining stockholders entitled to vote, subject to the 4.99% ownership limitation. These holders vote together with common stockholders as a single class and on an as-converted basis. The Series B Preferred Stock contains roll-over rights.

Series B Preferred Stock Offering

On April 5, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) dated March 29, 2024 with an accredited investor, pursuant to which, on such date and at later closings of the transactions contemplated by the SPA, such investor and the additional investors who signed the SPA agreed to purchase shares of the Company’s Series B Convertible Preferred Stock. In addition, in connection with the issuance of the Series B Preferred Stock, the purchasers received five-year warrants to purchase shares of the Company’s common stock. The warrants are exercisable at an exercise price of $0.06 per share of Common Stock, subject to certain adjustments as set forth in the Warrants. The holders may exercise the warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered under the Securities Act of 1933, as amended, pursuant to an effective registration statement. The obligations of the Company and the Purchasers to consummate the transactions contemplated by the SPA were subject to the satisfaction of customary closing conditions.

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

The Company determined the Series B Preferred Stock is classified as temporary mezzanine equity because redemption could be required at (1) a fixed or determinable date, (2) at the option of the holder, and (3) upon occurrence of a contingent event. The Company valued the redemption feature based on the present value of future cash flows using the following assumptions, (1) term of 1.17 years, (2) dividend rate of 10% and (3) effective interest rate of 8.12%. For the three and nine months ended September 30, 2024 the Series B Preferred Stock related to the Offering was accreted $106,418 and $4,062,334, respectively. The accretion was analysed and recorded as a deemed dividend and is disclosed on the consolidated statement of operations. The total offering proceeds was $4,222,000, which was allocated on a relative fair value basis between the Series B Preferred Stock and the warrants. The Series B Preferred Stock and the warrants were valued at $1,568,895 and $2,653,105, respectively.

The following table illustrates the activity of the Series B Preferred Stock during the nine months ended September 30, 2024:

Balance as of December 31, 2023	$-

Balance of March 31, 2024	-

Issuance of 422,200 Series B Preferred Stock due to Offering	1,568,895
Accretion of Series B issuances	3,955,916

Issuance of 100,592 Series B Preferred Stock	1,307,696
Accretion of Series B issuances	1,378

Issuance of 5,000 Series B Preferred Stock	15,000
Series B Preferred Stock conversion of liability	50,000
Accretion of Series B issuances	1,082

Balance as of June 30, 2024	$6,899,967

Issuance of 50,453 Series B Preferred Stock	655,889
Accretion of Series B issuances	12,440

Accretion of 422,200 Series B Preferred Stock due to Offering	106,418

Accretion of 5,000 Series B issuances	1,260

Accretion of 100,592 Series B issuances	25,355

Balance as of September 30, 2024	$7,701,329

Additional Series B Preferred Stock Issuances

On April 12, 2024, the Company issued 5,000 shares of Series B Preferred Stock to extend the term of the Michaelson Note until June 30, 2024 (Note 9 – Note Payables). The redemption feature is recorded at fair value and will be accreted to redemption value when it is deemed probable to be exercised. The Company valued the redemption feature at fair value based on the present value of future cash flows using the following assumptions, (1) term, (2) dividend rate, (2) effective interest rate, (3) and redemption value of $65,000. For the three and nine months ended September 30, 2024 the Series B Preferred Stock was accreted $1,566 and $2,638, respectively.

On June 25, 2024, the Company issued 100,592 shares of Series B Preferred Stock to investors in exchange for equity interests for proceeds received in prior periods. The redemption feature is recorded at fair value and will be accreted to redemption value when it is deemed probable to be exercised. The Company valued the redemption feature at fair value based on the present value of future cash flows using the following assumptions, (1) term, (2) dividend rate, (2) effective interest rate, (3) and redemption value of $1,307,696. For the three and nine months ended September 30, 2024 the Series B Preferred Stock was accreted by $25,059 and $26,437, respectively.

On July 2, 2024, the Company signed four Exchange Subscription Agreements with four of the Company’s lenders (Note 9 – Notes Payable). In accordance with the terms of the Exchange Subscription Agreements, an aggregate of $500,000 of principal owed to the lenders was cancelled in exchange for the issuance of 50,453 units which include 50,453 warrants to purchase 100 shares of common stock and 50,453 shares of Series B Convertible Preferred Stock. Each warrant has a five-year term and an exercise of $0.06 per share. The redemption feature is recorded at fair value and will be accreted to redemption value when it is deemed probable to be exercised. The Company valued the redemption feature at fair value based on the present value of future cash flows using the following assumptions, (1) term, (2) dividend rate, (2) effective interest rate, (3) and redemption value of $655,889. For the three and nine months ended September 30, 2024 the Series B Preferred Stock was accreted by $12,440.

Common Stock

As of December 31, 2023, there were 300,000,000 shares of common stock authorized. As a result of the redomicile and effective January 10, 2024, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the redomicile was exchanged for one share of common stock of Titan. Additionally, the authorized shares of common stock was increased to 400,000,000. As of September 30, 2024 the Company had 400,000,000 shares of common stock authorized. As of September 30, 2024 and December 31, 2023, the Company had 27,786,391 and 15,134,545 shares of common stock issued and outstanding, respectively.

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

During the three and nine months ended September 30, 2024, the Company issued 2,399,577 and 12,651,846 shares of common stock due to exercises of share rights from common stock rights, respectively.

Warrants

As a result of the redomicile and effective January 10, 2024, all the Company’s outstanding warrants were assumed by the Nevada corporation and now represent warrants to acquire shares of the Nevada corporation common stock. The following schedule summarizes the changes in the Company’s common stock warrants during the nine months ended September 30, 2024 and 2023:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2023	2,608,734	$0.008 – 16.00	4.81	$1,624,905	$0.44

Warrants granted	63,460,454	$0.06	4.68	$13,851,695	$0.06
Warrants exercised	-	$-	-	$-	$-
Warrants expired/cancelled	(98,803)	$0.008 – 16.00	-	$-	$-

Balance at September 30, 2024	65,970,385	$0.06 – 16.00	4.66	$13,851,695	$0.06

Exercisable at September 30, 2024	65,970,385	$0.06 – 16.00	4.66	$13,851,695	$0.06

Balance at December 31, 2022	-	$-	-	$-	$-
Warrants acquired concurrent with the Titan Merger	108,734	$0.008 – 16.00	0.62	$35,702	$9.29
Warrants granted	-	$-	-	$-	$-
Warrants exercised/ exchanged	-	$-	-	$-	$-
Warrants expired/cancelled	-	$-	-	$-	$-

Balance at September 30, 2023	108,734	$0.008 – 16.00	0.62	$35,702	$9.29

Exercisable at September 30, 2023	106,907	$0.008 – 16.00	0.63	$33,891	$9.45

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

On July 2, 2024, the Company signed four Exchange Subscription Agreements with four of the Company’s lenders (Note 9 – Notes Payable). In accordance with the terms of the Exchange Subscription Agreements, an aggregate of $500,000 of principal owed to the lenders was cancelled in exchange for the issuance of 50,453 units which include 50,453 warrants to purchase 100 shares of common stock each and 50,453 shares of Series B Convertible Preferred Stock. Each warrant has a five-year term and an exercise of $0.06 per share.

On August 12, 2024, the Company issued Calvary Fund I 10,000,000 warrants in conjunction with a promissory note of $500,000. The warrants can be exercised into common stock at an exercise price of $0.06 at a one-for-one conversion rate. The warrant expires after 5 years.

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

On July 20, 2023, the Company entered into the REI Exchange Agreement with REI pursuant to which REI exchanged 14,118,233 shares of Common Stock and 1,250,000 shares of Series B Preferred Stock for 108,729,363 Series A Rights dated July 20, 2023 and 30,388,873 Series B Rights dated July 20, 2023. The Series A Rights and Series B Rights were valued at their fair value at the time of grant, which was deemed to be $1.80 per Series A Right Share and $1.80 per Series B Right Share.

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

The Company assessed the Series A Rights and Series B Rights for appropriate balance sheet classification and concluded that the Series A Rights and Series B Rights are freestanding equity-linked financial instruments that meet the criteria for equity classification under ASC 480 and ASC 815. Accordingly, they are classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. The Company also determined that the Series A Rights and Series B Rights should be included in the determination of basic and diluted earnings per share in accordance with ASC 260, Earnings per Share. On August 5, 2024, 2,399,577 of Series B share rights were converted to common stock.

As a result of the redomicile and effective January 10, 2024, each of the Company’s Series A Right to Receive Common Stock issued and outstanding immediately prior to the redomicile was exchanged for one Series A Right to Receive Common Stock of the Nevada corporation, which has substantially the same rights and preferences as the Company’s original Series A Rights to Acquire Common Stock. Also, each of the Company’s Series B Right to Receive Common Stock issued and outstanding immediately prior to the redomicile was exchanged for one Series B Right to Receive Common Stock of the Nevada corporation, which has substantially the same rights and preferences as the Company’s original Series B Rights to Acquire Common Stock. At September 30, 2024, there were 176,443,627 Series A Rights outstanding and 17,837,024 Series B Rights outstanding.

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

The activity for restricted stock awards under the Company’s incentive plans was as follows for the nine months ended September 30, 2023. There were no stock options outstanding or activity during the nine months ended September 30, 2024.:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Grant Date	Contractual
	Shares	Fair Value	Term (years)

Nonvested at December 31, 2022	-	$-	-
Granted	-	$-	-
Shares vested	-	$-	-
Forfeitures	-	$-	-
Nonvested at March 31, 2023

Acquired concurrent with the Titan Merger (vested and unreleased)	1,405,000	$0.01	-

Acquired concurrent with the Titan Merger (unvested)	3,600,000	$0.01	2.62
Granted	-	$-	-
Shares vested	(600,000)	$0.01	-
Forfeitures	-	$-	-
Outstanding (nonvested) at June 30, 2023	3,000,000	$0.01	1.95
Outstanding (vested and unreleased) at June 30, 2023	2,005,000	$0.01	-

Granted	-	$-	-
Shares vested	-	$-	-
Forfeitures and cancelations	(4,705,000)	$-	-
Vested and released	(300,000)	$-	-
Total outstanding at September 30, 2023	-	$-	-

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

Stock-based compensation from restricted stock awards for the nine months ended September 30, 2024 and 2023 was $0 and $5,590,485, respectively. Stock-based compensation from restricted stock awards for the three months ended September 30, 2024 and 2023 was $0 and $2,278, respectively. As of September 30, 2024, there remained $0 of unrecognized stock-based compensation from restricted stock awards. The total fair value of restricted shares that vested during the nine months ended September 30, 2024 and 2023 was $0 and $3,510, respectively. The fair value of the vested and unreleased shares on the date of the Titan Merger was $16,439.

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Commitments

On March 21, 2023, Titan Trucking entered into a consulting agreement (the “March 2023 Agreement”) with a consultant for consulting services related to the consolidated waste industry. As consideration, the Company agreed to pay the consultant a monthly fee of $10,000 through the course of the three-year term of the agreement. Upon reaching the maturity, both parties may agree to an optional one-year term extension. Additionally, the Company agreed to pay the consultant a success fee equal to: (1) one percent (1%) of the purchase price paid by the Company to acquire an enterprise engaged in the business of hauling, transportation, waste brokerage, and recycling, (2) two percent (2%) of the purchase price paid by the Company for all stand-alone landfills and transfer stations, (3) one percent (1%) of the revenue received by the Company, for a twelve month period commencing upon execution, for all municipal or large commercial contracts, and 4) one and twenty-five hundredths percent (1.25%) of the purchase price received by the Company for transfer stations associated with a professionally recognized hauling company. As of September 30, 2024, there is an accounts payable balance of $230,000. During the three and nine months ended September 30, 2024, the Company recognized expenses of $10,000 and $140,000, respectively. As of September 30, 2024, the March 2023 Agreement had been terminated.

Related Party Commitments

On April 1, 2023, Titan Trucking entered into a 60-month lease in Detroit, Michigan, with a related party through common ownership. The lease was terminated by the lessor on June 14, 2024 due to a change of ownership of the property. As of September 30, 2024 and December 31, 2023 the Company owed the related party $103,440 and $17,812, respectively (Note 8 – Leases).

As of September 30, 2024 and December 31, 2023, the Company owed a related party vendor $84,649 and $20,670, respectively, for rental services provided.

On May 20, 2023, the Company entered into a management consulting agreement (the “May 2023 Agreement”) with a related party consultant. The consultant agreed to assist the Company identify acquisition and merger targets, as well provide other merger and acquisition related services, such as due diligence services, and services related the integration of acquisition targets. The May 2023 Agreement has a term of two years, and its term shall automatically be extended by additional one-year term extensions unless the agreement is terminated by either party prior to the end of the current term. As consideration, the Company agreed to pay a monthly retainer of $19,950 and an acquisition bonus on any acquisition by the Company of a third-party business. The acquisition bonus will be calculated as equal to: (1) two and ninety-five hundredths percent (2.95%) of the first $50,000,000 of consideration paid for the acquisition, (2) one and seventy-five hundredths percent (1.75%) of the next $150,000,000 of consideration paid for the acquisition, and (3) one and twenty-five hundredths percent (1.25%) of the consideration paid for the acquisition over the first $200,000,000 paid. The Company recognized related party consulting expense of $12,000 and $131,700 during the three and nine months ended September 30, 2024, respectively, due to the May 2023 Agreement. As of September 30, 2024 and December 31, 2023, the Company had a related party accounts payable balance of $518,461 and $99,750, respectively, due to the May 2023 Agreement. As of September 30, 2024 and December 31, 2023, the Company also had a related party accounts payable balance of $204,794 and $30,767, respectively, due to expenses paid by the consultant on behalf of the Company. As of September 30, 2024, the May 2023 Agreement had been terminated.

In conjunction with the acquisition of Standard (Note 3 – Business Combinations), the Company engaged the Sellers for consulting services in the period following the Standard Acquisition. Dominic Campo and Sharon Campo each signed a consulting agreement (the “Standard Consulting Agreements”) with the Company. The first consulting agreement commences on June 1, 2024 and has a term of five years. In exchange for consulting services provided, the consultant is to receive a monthly retainer of $23,333. In the event that the consultant meets their demise during the term of the agreement, the retainer shall be reduced to $11,667 per month. The second consulting agreement commenced on June 4, 2024 and has a term of five years. In exchange for consulting services provided, the consultant is to receive a monthly retainer of $10,417. For the nine and three months ended September 30, 2024, the Company incurred $135,000 and $101,250, respectively, of consulting expenses under these agreements. As of September 30, 2024, the Company did not owe any amounts to the Sellers as a result of the Standard Consulting Agreements.

Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Currently, there is no litigation pending against the Company that could materially affect the Company other than as follows:

In July 2022, a complaint was filed against Titan Trucking in the Circuit Court for Macomb County, Michigan for breach of contract. In the complaint, the plaintiff alleges that Titan Trucking has breached a contractual agreement between Titan Trucking and the plaintiff pertaining to the transport of certain non-hazardous solid waste or recyclables from plaintiff’s transfer station to the locations identified in the contract. The complaint sought unspecified damages, attorney and expert fees and other unspecified litigation costs. Titan Trucking denied the claims of the plaintiff, and in May 2023, Titan Trucking filed amended counterclaims against the plaintiff alleging that plaintiff breached the contractual agreement by preventing Titan Trucking’s performance of its obligations under the agreement by failing to, among things, provide the necessary volumes of materials for shipment and the personnel sufficient to permit Titan Trucking to provide its services and by failing to pay certain invoices and to reimburse Titan Trucking for equipment damaged by plaintiff’s employees and for overweight trailer tickets. As of September 30, 2024 and December 31, 2023, no accruals for loss contingencies had been recorded as the outcome of this litigation was neither probable nor reasonably estimable. Subsequent to the nine months ended September 30, 2024, on October 25, 2024, Titan Trucking entered into a mutual release with the plaintiff which discharges Titan Trucking and any and all of its executive officers, employees, experts, and attorneys from the claims in this litigation and all other claims, demands, liabilities, causes of action, and damages, including attorneys’ fees, sanctions, interest, costs, and expenses, whether known or unknown, through and including October 25, 2024.

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

In May 2024, the Court signed a new order with an updated schedule. Consistent with that new order, the Company still anticipates conducting deposition discovery in the weeks and months ahead, but the matter is now scheduled for a bench trial in Illinois (no jury) in May 2025. As of September 30, 2024 and December 31, 2023, no accruals for loss contingencies have been recorded as the outcome of this litigation is neither probable nor reasonably estimable.

On May 31, 2024 (the “Standard acquisition date”), the Company completed a transaction to acquire Standard. Titan agreed to issue 552,000 shares of Series A as consideration and an additional 90,000 shares of Series A because Closing did not occur prior to February 2, 2024, for a total of 612,000 shares of Series A Preferred. The other 60,000 shares have not been issued to the Sellers yet because they are being held back to satisfy any indemnification claims made by Titan, which is in accordance with the terms of the agreement. These will be released on the 12th month anniversary of the Closing, provided there are no valid claims.

NOTE 17 – SEGMENT REPORTING

Operating segments are components of an enterprise about which separate financial information is available and is evaluated regularly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its COO as the CODM. Prior to October 31, 2024, the Company operated and reported in two segments: Trucking and Digester.

Trucking Segment: The Trucking Segment generates service revenues and incurs expenses by transporting environmental and other waste for customers.

Digester Segment: The former Digester Segment, which was sold by the Company on October 31, 2024, primarily generated revenues and incurs expenses through the production and sale of ‘digester’ equipment to customers. The segment also generates revenue through related services such as digester maintenance and software services.

The Company believes that this structure reflects its current operational and financial management, and that it provides the best structure for the Company to focus on growth opportunities while maintaining financial discipline. The factors used to identify the Trucking and Digester operating segments were the difference in revenue streams and customer base for each segment, the reporting structure for operational and performance information within the Company, and management’s decision to organize the Company around the different revenue generating activities of the segments. Total revenues for each reportable segment are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Trucking	$6,991,217	$4,633,015	$3,460,021	$1,855,619
Digester	1,308,821	935,172	423,084	751,034
Corporate / Other	-	37	-	-
Total Company	$8,300,038	$5,568,224	$3,883,105	$2,606,653

Gross profit for each reportable segment was as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Trucking	$246,904	$317,539	$292,653	$182,611
Digester	880,105	546,955	143,552	461,317
Corporate / Other	-	(54)	-	-
Total Company	$1,127,009	$864,440	$436,205	$643,928

Net income (loss) before provision for income taxes for each reportable segment was as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Trucking	$(2,566,098)	$(2,840,419)	$(397,697)	$(1,230,479)
Digester	(10,465,771)	(15,666,486)	(10,521,568)	85,398
Corporate / Other	(5,135,327)	(123,648,965)	(2,635,018)	(117,442,140)
Total Company	$(18,167,196)	$(142,155,870)	$(13,554,283)	$(118,587,221)

Depreciation and amortization for each reportable segment was as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Trucking (1)	$683,210	$368,456	$350,417	$142,145
Digester	528,967	413,090	177,609	270,845
Corporate / Other	-	-	-	-
Total Company	$1,212,177	$781,546	$528,026	$412,990

(1)	Depreciation and amortization expense of $631,648 and $334,203 for the nine and three months ended September 30, 2024, respectively, and $316,893 and $124,957 for the nine and three months ended September 30, 2023, respectively, is classified as cost of services on the consolidated statement of operations and included in the Trucking Segment depreciation and amortization because it is information reviewed by the CODM.

Total assets and capital expenditures, for each reportable segment was as follows:

	Assets		Capital expenditures
	September 30,	December 31,	For the nine months ended September 30,		For the three months ended September 30,
	2024	2023	2024	2023	2024	2023

Trucking	$27,625,323	$8,804,653	$1,060,974	$173,626	$142,629	$-
Digester	2,375,547	13,122,976	-	-	-	-
Corporate / Other	194,996	247,845	-	-	-	-
Total Company	$30,195,866	$22,175,474	$1,060,974	$173,626	$142,629	$-

NOTE 18 – SUBSEQUENT EVENTS

Sale of Subsidiary Recoup Technologies, Inc. (“Recoup”)

On October 31, 2024, the Company entered into a Stock Purchase Agreement dated as of October 31, 2024 (the “Purchase Agreement”) among the Company and its wholly-owned subsidiary Recoup, and Recoup Partners, LLC, a Delaware limited liability company (the “Purchaser”), and consummated the transactions contemplated by the Purchase Agreement, including the sale of Recoup to the Purchaser. Recoup is in the business of marketing an aerobic digestion technology solution for the disposal of food waste at the point of generation.

Pursuant to the Purchase Agreement, the Purchaser purchased from the Company all of the capital stock of Recoup for a purchase price equal to $1,000,000, which consisted of a promissory note receivable to be paid by the Purchaser to the Company in the principal amount of $250,000 and the cancellation and release by certain affiliates of the Purchaser of indebtedness obligations of the Company in the aggregate amount of $750,000. The Company also agreed that, for a period of five years from the closing date, the Company will not engage in a business that competes with the business of Recoup. As of September 30, 2024, Recoup’s Balance Sheet consisted of approximately $319,000 of accounts receivable, $350,000 of inventory, $13,000 of property and equipment, $1,664,000 of goodwill, an insignificant amount of cash, accounts payable and accrued expenses of $984,000, and customer deposits of approximately $297,000. The Company concurrently entered into an agreement with the Purchaser which indemnified the Purchaser from liability related to customer deposits of $141,697 and accounts payables of $593,673.

Titan Group Partners, LLC

The Company entered into an agreement with Titan Partners LLC for which the Company will borrow a minimum of $200,000 and a maximum of $3,300,000. The security will be considered a convertible promissory note with an original issue discount of 12%. The notes will incur an interest rate of 15% per annum. One-third of the original principal amount of the Notes is subject to repayment with accrued interest upon the closing of the uplisting public offering. The balance of any outstanding notes will mature on the 13-month anniversary from the date of funding of such Note. The notes are convertible at the option of the investor into shares of the Company’s common stock at a price per share of $.065. In October 2024, the Company has received $679,000 in funding.

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

The following discussion should be read in conjunction with the consolidated financial statements as of and for the nine and three months ended September 30, 2024 and 2023, including the notes to those statements, appearing elsewhere in this report, as well as management’s discussion and analysis and the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. This section and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

Overview of Our Company

During the periods covered by this quarterly report on Form 10-Q, we operated two distinct lines of business. The first is our Trucking Segment, composed of Titan Trucking, LLC (“Titan Trucking”), and Standard Waste Services, LLC (“Standard”). Titan Trucking and Standard are non-hazardous solid waste management companies providing waste and recycling collection and transportation services for industrial generators, commercial contractors and transfer station operators in Michigan. Titan Trucking and Standard maintain a fleet of roll off and tractor trailer trucks to perform their services. The Trucking Segment operates in a highly recession resistant industry given the ongoing generation of waste and recyclable materials. The Trucking Segment’s goal is to provide our customers with safe and efficient options for the disposal and recycling of their waste streams. Titan Trucking has begun to create the infrastructure needed to expand its operations organically and through strategic acquisitions and market development opportunities across the Midwest, Northeast and Southeast regions of the United States. The second line of business was our former Digester Segment, made up of Recoup Technologies, Inc., which, as discussed below, was sold on October 31, 2024 and provided technology enabled solutions for food waste processing including onsite Digestors for food waste along with cloud-based software tracking and analytics solutions.

Sale and of Subsidiary Recoup Technologies, Inc. (“Recoup”)

On October 31, 2024, we entered into a Stock Purchase Agreement dated as of October 31, 2024 (the “Purchase Agreement”) among our company and our wholly-owned subsidiary Recoup, and Recoup Partners, LLC, a Delaware limited liability company (the “Purchaser”), and consummated the transactions contemplated by the Purchase Agreement, including the sale of Recoup to the Purchaser. Recoup is in the business of marketing an aerobic digestion technology solution for the disposal of food waste at the point of generation.

Pursuant to the Purchase Agreement, the Purchaser purchased from us all of the capital stock of Recoup for a purchase price equal to $1,000,000, which consisted of a promissory note receivable to be paid by the Purchaser to us in the principal amount of $250,000 and the cancellation and release by certain affiliates of the Purchaser of our indebtedness obligations in the aggregate amount of $750,000. We also agreed that, for a period of five years from the closing date, we will not engage in a business that competes with the business of Recoup.

Standard Waste Services, LLC Business Combination

On May 31, 2024 (the “Standard acquisition date”), we completed a transaction to acquire Standard. The total purchase consideration in connection with the acquisition was approximately $16.1 million. The purchase price consisted of $4,652,500 of cash (inclusive of a $652,500 cash deposit paid on January 8, 2024), the issuance of two note payables with an aggregate principal value of $2,859,898, and the issuance of 612,000 shares of Series A Preferred Stock valued at $8,568,000.

Standard is a provider of contracted commercial roll-off and front-load waste services, including dumpster compactor rentals, to customers principally in Southeast Michigan. Standard provides services to both commercial and industrial customers.

The transaction was accounted for under the acquisition method of accounting, and accordingly, the results of Standard’s operations are included within the Trucking Segment for 2024.

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

As a result of the acquisition, we recognized a total of $13.9 million of goodwill within the Trucking Segment. Goodwill represents the value expected to be created through new customer relationships for our company, access to new market opportunities, and expected growth opportunities. The goodwill resulting from the acquisition is susceptible to future impairment charges.

Reverse Acquisition with Titan Trucking, LLC

On May 19, 2023, we and our wholly-owned subsidiary, Titan Merger Sub Corp. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Titan Trucking, Titan 5, LLC, a Michigan limited liability company (“Titan 5”), Titan National Holdings 2, LLC, a Michigan limited liability company (“Holdings”), Jeffrey Rizzo, an individual (“JR”), William McCauley, an individual (“WM”, and, together with Holdings, Titan 5 and JR, the “Sellers”), and JR, as the Seller Representative, pursuant to which, Merger Sub was merged with and into Titan Trucking, with Titan Trucking continuing as the surviving entity and as a wholly-owned subsidiary of our company (the “Titan Merger”).

For U.S. federal income tax purposes, the Titan Merger qualified as a tax-free “reorganization”. Under the terms of the Titan Merger Agreement, upon the closing of the Titan Merger, we issued to the Titan Trucking owners 630,900 shares of our now designated Series A Preferred Stock. Concurrent to the Titan Merger, our then- chief executive officer and one of our directors resigned from their respective positions and our current chief executive officer, chief operating officer and chief financial officer were appointed. Additionally, the new chief executive officer and chief operating officer were both appointed as directors of our company.

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

We recorded all tangible and intangible assets and liabilities at their estimated fair values on the acquisition date. The following represents the allocation of the purchase consideration:

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

Redomicile as Titan Environmental Solutions Inc.

Effective January 10, 2024, we redomiciled from a California corporation into a Nevada corporation (the “redomicile”). As a result of the redomicile, our corporate name was changed from TraQiQ, Inc. to Titan Environmental Solutions Inc. The individuals serving as our executive officers and directors as of the effective time of the redomicile continued to serve in such respective capacities with Titan following the effective time of the redomicile.

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

Authorization of Reverse Stock Split

On September 10, 2024, our board of directors was authorized to effect a reverse stock split (the “Reverse Stock Split”) on the basis of one share of our common stock for up to 100 shares of our common stock, at an exact ratio at the discretion of the board of directors, at any time prior to September 10, 2025. In connection with the Reverse Stock Split, if one is approved by our board of directors, our board of directors may also amend our articles of incorporation to reduce the number of authorized shares of common stock to a number of shares, as determined by the board of directors, that is not less than 110% of the number of outstanding shares of common stock on a fully-diluted basis after giving effect to the Reverse Stock Split.

Going Concern

For the nine months ended September 30, 2024, we had a net loss of $18,167,196. Our working capital was a deficit of $16,344,202 as of September 30, 2024 (deficit of $10,935,108 as of December 31, 2023). As a result of these factors, management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year after the date that the consolidated financial statements are issued. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these consolidated financial statements. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

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

Employer contributions for the nine and three months ended September 30, 2024 were $8,510 and $2,193, respectively, and $10,862 and $5,037, respectively for the nine and three months ended September 30, 2023.

Results of Operations and Financial Condition for the Nine Months Ended September 30, 2024 as Compared to the Nine Months Ended September 30, 2023

	For the Nine Months Ended
	September 30,	September 30,
	2024	2023	Var ($)	Var (%)

REVENUE	$8,300,038	$5,568,224	$2,731,814	49%
COST OF REVENUES	7,173,029	4,703,784	2,469,245	52%
GROSS PROFIT	1,127,009	864,440	262,569	(30)%

OPERATING EXPENSES
Salaries and salary related costs	1,553,215	1,177,855	375,360	32%
Stock based compensation	-	5,590,485	(5,590,485)	(100)%
Professional fees	2,650,840	2,131,902	518,938	24%
Depreciation and amortization expense	580,529	674,879	(94,350)	(14)%
General and administrative expenses	1,089,747	682,583	407,164	60%
Intangible asset impairment	5,508,595	-	5,508,595	100%
Goodwill Impairment	4,853,142	15,669,287	(10,816,145)	(69)%

Total Operating Expenses	16,236,068	25,926,991	(9,690,923)	(37)%

OPERATING LOSS	(15,109,059)	(25,062,551)	9,953,492	(40)%

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	17,500	33,261	(15,761)	(47)%
Interest expense, net of interest income	(2,764,744)	(676,726)	(2,088,018)	309%
Other income	214,175	141,468	72,707	51%
Loss on sale of equipment	(88,148)	-	(88,148)	100%
Gain on sale of customer contracts	370,000	-	370,000	100%
Loss on extinguishment of convertible debt and issuance of Series B Preferred Stock	(806,920)	-	(806,920)	100%
Loss on extinguishment of convertible debt and issuance of common share rights	-	(116,591,322)	116,591,322	(100)%
Total other income (expense)	(3,058,137)	(117,093,319)	114,035,182	(97)%

Provision for income taxes	-	-	-	-%
NET LOSS	(18,167,196)	(142,155,870)	123,988,674	(87)%

DEEMED DIVIDENDS ATTRIBUTABLE TO ACCRETION OF SERIES B PREFERRED STOCK TO REDEMPTION VALUE	(4,103,849)	-	(4,103,849)	100%
DEEMED DIVIDEND RELATED TO ISSUANCE OF WARRANTS	(862,289)	-	(862,289)	100%
Net loss available to common stockholders	(23,133,334)	(142,155,870)	(119,022,536)	84%

Revenue

	Nine Months Ended
	September 30,
	2024	2023
Product sales and related product services	$1,308,821	$935,209
Waste collection and sales	6,991,217	4,633,015
Total revenue	$8,300,038	$5,568,224

For the nine months ended September 30, 2024 compared to September 30, 2023, our revenues increased by $2,731,814, or 49%, from $5,568,224 to $8,300,038. The increase was primarily as a result of the acquisition of Standard on May 31, 2024, and the resulting revenue generated by the combined operations of our company and Standard. The acquisition of Standard resulted in the expansion of our Trucking Segment and our revenue from waste collection and sales. We also expanded the operations of the Trucking Segment with the acquisition of new containers and other fixed assets which, as a result, increased the revenue generated during the period. Additionally, expanded the sales operations of our Digester Segment which increased the revenue from product sales and related product services.

Cost of Revenue

For the nine months ended September 30, 2024 compared to September 30, 2023, our cost of revenue increased by $2,469,245, or 52%, from $4,703,784 to $7,173,029. The increase was primarily as a result of the acquisition of Standard on May 31, 2024, and the resulting increased revenue caused by the combined operations of our company and Standard. We also have continued to expand the Trucking Segment operations through acquisition of new containers and other fixed assets which also resulted in increased cost of revenues.

Operating Expenses

For the nine months ended September 30, 2024 compared to September 30, 2023, our salary and salary-related costs increased by $375,360 or 32%, from $1,177,855 to $1,553,215. The increase was primarily due to the increased personnel costs associated with the acquisition of Standard and increases to the operational activity of Recoup and Titan Trucking.

For the nine months ended September 30, 2024 compared to September 30, 2023, our professional fees increased by $518,938, or 24%, from $2,131,902 to $2,650,840. The increase was attributed primarily to consulting, accounting and legal fees incurred due to our acquisition activities.

For the nine months ended September 30, 2024 compared to September 30, 2023, our depreciation and amortization expense decreased by $94,350, or 14%, from $674,879 to $580,529. Subsequent to September 30, 2023, we recognized the Titan Merger intangible assets at a lower final value than compared to the Titan Merger preliminary values as a measurement period adjustment. As a result, the depreciation and amortization expense for the nine months ended September 30, 2024, is lower than the depreciation and amortization expense from the nine months ended September 30, 2023.

For the nine months ended September 30, 2024 compared to September 30, 2023, our general and administrative expenses increased by $407,163, or 60%, from $682,583 to $1,089,746. The increase was primarily due to our increased operational and sales activities, the addition of leases, and the acquisition of Standard.

Impairment of Intangible Assets

During the nine months ended September 30, 2024, and as a result of the financial performance of the Digester Segment, the Company concluded it was more likely than not that the fair value of the intangible assets were less than their carrying amount. Therefore, the Company performed an impairment assessment of the intangible assets. The quantitative impairment test indicated the fair value of the intangible assets were lower than their carrying value, and as a result, the intangibles were impaired with an impairment expense of $ 5,508,595 during the nine months ended September 30, 2024.

Impairment of Goodwill

During the nine months ended September 30, 2024, and as a result of the financial performance of the Digester Segment, the Company concluded it was more likely than not that the fair value of the reporting unit was less than it’s carrying amount. Therefore, the Company performed an impairment assessment of the goodwill. The quantitative impairment test indicated a fair value of the reporting unit that was lower than its carrying value, and as a result, the goodwill was impaired with an impairment expense of $4,853,142 the nine months ended September 30, 2024.

Due to the reverse acquisition with Titan Trucking, we recognized goodwill of $26,880,916 for the Digester reporting unit on our consolidated balance sheet. As a result of the historical net losses of the Digester Segment, we concluded it was more likely than not that the fair value of the reporting unit was less than its carrying amount as of September 30, 2023. We performed an impairment assessment of the goodwill. Our quantitative impairment test indicated a fair value of the reporting unit that was lower than its carrying value, and as a result, the goodwill was impaired with an impairment expense of $15,669,287 during the nine months ended September 30, 2023.

Stock-Based Compensation

On the Titan Merger acquisition date, we awarded 70,100 shares of Series C Preferred Stock that vested immediately to our chief executive officer, and as a result recorded $5,590,485 of stock-based compensation. During the nine months ended September 30, 2023, we and our chief executive officer signed a cancellation agreement and the shares of Series C Preferred Stock were rescinded. There was no stock-based compensation expense for the nine months ended September 30, 2024.

Interest Expense, net of Interest Income

For the nine months ended September 30, 2024 compared to September 30, 2023, our interest expense, net of interest income increased by $2,088,018, or 309%, from $676,726 to $2,764,744. The increase was due mainly to a large increase in debt instruments accruing interest on our consolidated balance sheet as a result of the Titan Merger and the acquisition of Standard. Interest expense also increased due to our issuance and sale of new debt instruments following the Titan Merger, as well as increased interest rates due to loans entering default.

Sale of Customer Contracts

During the nine months ended September 30, 2024 we recognized a gain on sale of customer contacts of $370,000. We sold two customer contracts in exchange for total proceeds of $370,000, inclusive of debt cancellation of $220,000 and $50,000 of expenses paid on behalf of our company.

Net Loss

For the nine months ended September 30, 2024 compared to September 30, 2023, our net loss decreased by $123,988,674, or 87% from $142,155,870 to $18,167,196 due mainly to the decrease in loss on extinguishment of share rights, decreased stock based compensation, and decrease in goodwill impairment expense. The decrease was offset by increased salaries and salary related costs, increased professional fees, and increased general and administrative expenses.

Results of Operations and Financial Condition for the Three Months Ended September 30, 2024 as Compared to the Three Months Ended September 30, 2023

	For the Three Months Ended
	September 30,	September 30,	Three Months
	2024	2023	Var ($)	Var (%)

REVENUE	3,883,105	2,606,653	1,276,452	49%
COST OF REVENUES	3,446,900	1,962,725	1,484,175	76%
GROSS PROFIT	436,205	643,928	(207,723)	(32)%

OPERATING EXPENSES
Salaries and salary related costs	453,174	559,208	(106,034)	(19)%
Stock based compensation	-	2,278	(2,278)	(100)%
Professional fees	620,284	1,207,231	(586,947)	(49%
Depreciation and amortization expense	193,824	426,337	(232,513)	(55)%
General and administrative expenses	318,470	268,534	49,936	19%
Goodwill impairment	5,508,595	-	5,508,595	100%
Intangible asset impairment	4,853,142		4,853,142	100%
Total Operating Expenses	11,947,489	2,463,588	9,483,901	79%

OPERATING LOSS	(11,511,284)	(1,819,660)	9,276,178	(81)%

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	-	23,609	(23,609)	(100)%
Interest expense, net of interest income	(1,520,478)	(237,895)	(1,282,583)	539%
Other income	2,547	38,047	(35,500)	(93)%
Loss on sale of equipment	(88,148)	-	(88,148)	100%
Gain on sale of customer contracts	370,000	-	370,000	100%
Loss on extinguishment and issuance of Series B Preferred Stock	(806,920)	-	(806,920)	100%
Loss on extinguishment and on issuance of share rights	-	(116,591,322	116,591,322	(100)%
Total other income (expense)	(2,042,999)	(116,767,561)	114,724,562	(98)%

Provision for income taxes	-	-	-	100%
NET LOSS	(13,554,283)	(118,587,221)	105,032,938	(89)%

DEEMED DIVIDEND RELATED TO SERIES B PREFERRED STOCK	(145,473)	-	(145,473)	100%
Net loss available to common stockholders	(13,699,756)	(118,587,221)	104,887,465	(88)%

Revenue

	Three Months Ended
	September 30,
	2024	2023
Product sales and related product services	$423,084	$751,034
Waste collection and sales	3,460,021	1,855,619
Total revenue	$3,883,105	$2,606,653

For the three months ended September 30, 2024 compared to September 30, 2023, our revenues increased by $1,276,452, or 49%, from $2,606,653 to $3,883,105. The increase was primarily as a result of the acquisition of Standard on May 31, 2024, and the resulting revenue generated by the combined operations of our Company and Standard. The acquisition of Standard resulted in the growth of our Trucking segment and increased sales from waste collection and sales. We also expanded the operations of the Trucking Segment with the acquisition of new containers and other fixed assets which, as a result, increased the revenue generated from waste collection and sales.

Cost of Revenue

For the three months ended September 30, 2024 compared to September 30, 2023, our cost of revenue increased by $1,484,175, or 76%, from $1,962,725 to $3,446,900. The increase was primarily as a result of the acquisition of Standard on May 31, 2024, and the resulting increased revenue caused by the combined operations of our company and Standard. We also have continued to expand the Trucking Segment operations through acquisition of new containers and other fixed assets which also resulted in increased cost of revenues.

Operating Expenses

For the three months ended September 30, 2024 compared to September 30, 2023, our salary and salary-related costs decreased by $106,034 or 19%, from $559,208 to $453,174. The decrease was due to cost synergies that resulted from the acquisition of Standard as the Company was able to consolidate and reduce operational positions.

For the three months ended September 30, 2024 compared to September 30, 2023, our professional fees decreased by $586,947, or 49%, from $1,207,231 to $620,284. The decrease was attributed primarily to decreased consulting, accounting and legal fees incurred due to our acquisition activities.

For the three months ended September 30, 2024 compared to September 30, 2023, our depreciation and amortization expense decreased by $232,513, or 55%, from $426,337 to $193,824. Subsequent to September 30, 2023, we recognized the Titan Merger intangible assets at a lower final value than compared to the Titan Merger preliminary values as a measurement period adjustment. As a result, the depreciation and amortization expense for the nine months ended September 30, 2024, is lower than the depreciation and amortization expense from the nine months ended September 30, 2023.

For the three months ended September 30, 2024 compared to September 30, 2023, our general and administrative expenses increased by $49,936, or 19%, from $268,534 to $318,470. The increase was primarily due to our increased operational and sales activities, the addition of leases, and the acquisition of Standard.

Impairment of Intangible Assets

During the three months ended September 30, 2024, and as a result of the financial performance of the Digester Segment, the Company concluded it was more likely than not that the fair value of the intangible assets were less than their carrying amount. Therefore, the Company performed an impairment assessment of the intangible assets. The quantitative impairment test indicated the fair value of the intangible assets were lower than their carrying value, and as a result, the intangibles were impaired with an impairment expense of $ 5,508,595 during the three months ended September 30, 2024.

Impairment of Goodwill

During the three months ended September 30, 2024, and as a result of the financial performance of the Digester Segment, the Company concluded it was more likely than not that the fair value of the reporting unit was less than it’s carrying amount. Therefore, the Company performed an impairment assessment of the goodwill. The quantitative impairment test indicated a fair value of the reporting unit that was lower than its carrying value, and as a result, the goodwill was impaired with an impairment expense of $4,853,142 the three months ended September 30, 2024.

Interest Expense, net of Interest Income

For the three months ended September 30, 2024 compared to September 30, 2023, our interest expense, net of interest income increased by $1,282,583, or 539%, from $237,895 to $1,520,478. The increase was due mainly to a large increase in debt instruments accruing interest on our consolidated balance sheet as a result of the Titan Merger and acquisition of Standard. Interest expense also increase due to our issuance and sale of new debt instruments following the Titan Merger, as well as increased interest rates due to loans entering default.

Sale of Customer Contract

During the three months ended September 30, 2024, we recognized a gain on sale of customer contacts of $370,000. We sold two customer contracts in exchange for total proceeds of $370,000, inclusive of debt cancellation of $220,000 and $50,000 of expenses paid on behalf of the Company.

Net Loss

For the three months ended September 30, 2024 compared to September 30, 2023, our net loss decreased by $105,032,938, or 89% from $118,587,221 to $13,554,283 mainly due to the decrease in loss on extinguishment and on issuance of share rights, decrease in stock based compensation and decrease in professional fees. The decrease was offset by increased interest expense and the goodwill impairment.

SEGMENT REPORTING

Operating segments are components of an enterprise about which separate financial information is available and is evaluated regularly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its COO as the CODM. Prior to October 31, 2024, we operated and reported in two segments: Trucking and Digester.

Trucking Segment: The Trucking Segment generates service revenues and incurs expenses by transporting environmental and other waste for customers.

Digester Segment: The former Digester Segment, which we sold on October 31, 2024, primarily generated revenues and incurred expenses through the production and sale of ‘digester’ equipment to customers. The segment also generated revenue through related services such as digester maintenance and software services.

We believe that this structure reflects its current operational and financial management, and that it provides the best structure for us to focus on growth opportunities while maintaining financial discipline. The factors used to identify the Trucking and Digester operating segments were the difference in revenue streams and customer base for each segment, the reporting structure for operational and performance information within our company, and management’s decision to organize our company around the different revenue generating activities of the segments. Total revenues for each reportable segment are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Trucking	$6,991,217	$4,633,015	$3,460,021	$1,855,619
Digester	1,308,821	935,172	423,084	751,034
Corporate / Other	-	37	-	-
Total Company	$8,300,038	$5,568,224	$3,883,105	$2,606,653

Gross profit (loss) for each reportable segment was as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Trucking	$246,904	$317,539	$292,653	$182,611
Digester	880,105	546,955	143,552	461,317
Corporate / Other	-	(54)	-	-
Total Company	$1,127,009	$864,440	$436,205	$643,928

Net income (loss) before provision for income taxes for each reportable segment was as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Trucking	$(2,566,098)	$(2,840,419)	$(397,697)	$(1,230,479)
Digester	(10,465,771)	(15,666,486)	(10,521,568)	85,398
Corporate / Other	(5,135,327)	(123,648,965)	(2,635,018)	(117,442,140)
Total Company	$(18,167,196)	$(142,155,870)	$(13,554,283)	$(118,587,221)

Depreciation and amortization for each reportable segment was as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Trucking (1)	$683,210	$368,456	$350,417	$142,145
Digester	528,967	413,090	177,609	270,845
Corporate / Other	-	-	-	-
Total Company	$1,212,177	$781,546	$528,026	$412,090

(1)	Depreciation and amortization expense of $631,648 and $334,203 for the nine and three months ended September 30, 2024, respectively, and $316,893 and $124,957 for the nine and three months ended September 30, 2023, respectively, is classified as cost of services on the consolidated statement of operations and included in the Trucking Segment depreciation and amortization because it is information reviewed by the CODM.

Total assets and capital expenditures, for each reportable segment was as follows:

	Assets		Capital expenditures
	September 30,	December 31,	For the nine months ended September 30,		For the three months ended September 30,
	2024	2023	2024	2023	2024	2023

Trucking	$27,625,323	$8,804,653	$1,060,974	$173,626	$142,629	$-
Digester	2,375,547	13,122,976	-	-	-	-
Corporate / Other	194,996	247,845	-	-	-	-
Total Company	$30,195,866	$22,175,474	$1,060,974	$173,626	$142,629	$-

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

We define Adjusted EBITDA as net loss before interest expense (net of interest income), income taxes, depreciation and amortization, and certain non-recurring and non-cash transactions such as goodwill impairments, stock-based compensation, and the change in fair value of derivative liabilities. Our management believes that this presentation provides useful information to management and investors regarding our core trends by providing a more direct view of the underlying costs and performance. In addition, management uses this measure for reviewing our financial and operational results. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.

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

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(18,167,196)	$(142,155,870)	$(13,554,283)	$(118,587,221)

Interest expense, net of interest income	2,764,744	676,726	1,520,478	237,895
Income taxes	-	-	-	-
Depreciation and amortization (a)	1,212,177	991,772	528,027	551,294
	(14,190,275)	(140,487,372)	(11,505,778)	(117,798,032)
Non-recurring, non-cash transactions:
Change in fair value of derivative liability (b)	(17,500)	(33,261)	-	(23,609)
Stock-based compensation (c)	-	5,590,485	-	2,278
Goodwill Impairment (d)	4,853,142	15,669,287	4,853,142	-
Loss on extinguishment and issuance of Series B Preferred Stock (e)	806,920	-	806,920	-
Loss on extinguishment and issuance of share rights (f)	-	116,591,322	-	116,591,322
Intangibles Impairment (g)	5,508,595	-	5,508,595	-
Adjusted EBITDA	$(3,039,118)	$(2,669,539)	$(337,121)	$(1,228,041)

(a)	This amount includes $631,648 and $316,893, respectively, for the nine months ended September 30, 2024 and 2023, and $334,203 and $124,957, respectively, for the three months ended September 30, 2024 and 2023, of depreciation expense included in cost of revenues in the consolidated statement of operations.

(b)	This amount reflects the change in fair value of our derivative liability during the period ended.

(c)	Represents incentive-based stock compensation.

(d)	This represents the goodwill impairment expense related to the Digester reporting unit.

(e)	On July 2, 2024, we signed four Exchange Subscription Agreements with four of our lenders. In accordance with the terms of the Exchange Subscription Agreements, an aggregate of $500,000 of principal owed to the lenders was cancelled in exchange for the issuance of 50,453 units which included 50,453 warrants to purchase 100 shares of common stock each and 50,453 shares of Series B Convertible Preferred Stock. Each warrant has a five-year term and an exercise of $0.06 per share. As a result, we recognized a loss on extinguishment and issuance of Series B Preferred Stock of $806,920.

(f)	On July 17, 2023, we entered into Exchange Agreements with five holders of our convertible note payables pursuant to which $1,944,000 of convertible notes and $75,263 of accrued interest were cancelled in exchange for 38,800,764 Series A Rights. On July 17, 2023, we also entered into Exchange Agreements with two accredited investors, including a director of our company, pursuant to which such investors exchanged 220,135 shares of our Series B Convertible Preferred Stock into an aggregate of 22,013,500 Series A Rights. Additionally, 5,000,000 shares of our common stock and a payment of receivable owed by our company for unreimbursed advances in the amount of $100,000 were exchanged for an aggregate of 7,000,000 additional Series A Rights. On July 20, 2023, we entered into an Exchange Agreement with a shareholder pursuant to which the shareholder exchanged 14,118,233 shares of Common Stock and 1,250,000 shares of Series B Preferred Stock for 108,729,363 Series A Rights and 30,388,873 Series B Rights. As a result of these exchanges, we recognized a loss of $116,591,322 during the three and nine months ended September 30, 2023.

(g)	This represents the intangibles impairment expense related to the Digester reporting unit.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2024, we had $75,573 in cash compared to $103,578 at December 31, 2023, a decrease of $28,005, resulting primarily from increased operating activities. As of September 30, 2024, we had $1,823,403 in accounts receivable compared to $970,629 at December 31, 2023, an increase of approximately $852,774 primarily caused by the acquisition of Standard.

As of September 30, 2024, we had total current assets of approximately $2.4 million and total current liabilities of approximately $18.7 million, or negative working capital of approximately $16.3 million, compared to total current assets of approximately $1.5 million and total current liabilities of approximately $12.4 million, or negative working capital of $10.9 million at December 31, 2023. This is a decrease in working capital of approximately $5.4 million over the working capital balance at the end of 2023 driven primarily by an increase in accounts payable and accrued expenses, an increase in convertible notes payable, an increase in related party notes payable, and an increase in note payables.

As of September 30, 2024, we had undiscounted obligations in the amount of approximately $10.6 million relating to the payment of indebtedness due within one year. We anticipate meeting our cash obligations on our current indebtedness as of September 30, 2024, primarily through the issuance of debt and equity securities, as well as through earnings from operations.

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

During the nine months ended September 30, 2024 and 2023, our capital expenditures were $1.1 million and $0.2 million, respectively.

We expect our capital expenditures for next 12 months will grow as we continue to expand the Trucking Segment’s operational activity. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

Cash Flows

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(564,775)	$(2,153,563)
Net cash used in investing activities	(5,619,633)	(7,202)
Net cash provided by financing activities	6,156,403	2,732,531
Net increase (decrease) in cash and cash equivalents	$(28,005)	$571,766

Operating Activities. The net cash provided by operating activities for the nine months ended September 30, 2024 was primarily used to fund a net loss of approximately $18.2 million, adjusted for non-cash expenses in the aggregate amount of approximately $13.4 million. Non-cash expenses were primarily made up of goodwill impairment of $4,853,142, intangibles impairment of $5,508,595, amortization of debt discounts of $1,224,855, and depreciation and amortization of $1,212,177. Approximately $4.2 million of cash was generated from net changes in the levels of operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses, an increase in the right-of-use asset, a decrease in accounts receivable, and a decrease in prepaid expenses. The cash generated was offset primarily by a decrease in the operating lease liability and an increase in inventory.

The net cash used in operating activities for the nine months ended September 30, 2023 was primarily used to fund a net loss of approximately $142 million, adjusted for non-cash expenses in the aggregate amount of approximately $139 million. Non-cash expenses were primarily made up of approximately $117 million of loss on extinguishment and issuance of share rights, approximately $15.7 million of goodwill impairment and approximately $5.6 million of stock compensation expense. Approximately $1.2 million of cash was generated from net changes in the levels of operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses, an increase in accrued payroll and payroll taxes and an increase in the right of use asset. The cash generated was offset by an increase in accounts receivable, a decrease in the operating lease liability, and an increase in prepaid expenses.

Investing Activities. During the nine months ended September 30, 2024, our cash used in investing activities was composed of approximately $1,061,000 used for the acquisition of property and equipment and $4,652,500 of cash used to acquire Standard. The cash used was offset by cash inflows of approximately $94,000 from the disposal of property and equipment.

During the nine months ended September 30, 2023, our cash used in investing activities was compose primarily of approximately $174,000 used to acquire property and equipment, offset by the net cash received as a result of the Titan Merger and the proceeds from the disposal of property and equipment.

Financing Activities. There was approximately $6.2 million in cash generated from financing activities during the nine months ended September 30, 2024. This was primarily due to proceeds from notes payable of approximately $1,907,000, proceeds from the issuance of warrants of $650,001, proceeds from related party note payables of $775,000, proceeds from convertible notes payable of $712,500, net proceeds from the offering of Series B preferred stock of $4,222,000, and proceeds from related party convertible note payables of $63,000. Cash provided from financing activities was offset by approximately $1,706,000 of repayments of notes payable, $290,000 of offering costs, and $140,000 of repayments of related party notes payable.

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

Non-Cash Investing and Financing Activities. During the nine months ended September 30, 2024 we note that there was approximately $6.0 million of non-cash activity. The non-cash activity included investors exercising share rights into common stock for $1,266, and the remeasurement of Series B Preferred Stock its redemption value of approximately $1,520,940. Additionally, Series A Preferred Stock was issued to in relation to a guarantee agreement for $3,010,000 and a lease was terminated during the period resulting in a non-cash transaction of approximately $1,129,000.

During the nine months ended September 30, 2023 we note that there was approximately $27 million of non-cash activity related to the recapitalization of equity due to the our reverse merger transaction. Additionally, we settled a note payable as a contribution to equity for $170,000.

Cash Payments for Interest and Income Taxes. We had approximately $797,000 and $276,000 of cash payments for interest expense for the nine months ended September 30, 2024 and 2023, respectively. There were no cash payments for income taxes for the nine months ended September 30, 2024 and 2023, respectively.

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

During the second quarter of 2024, there was a new class of Redeemable Preferred Series B Stock that was designated and treated as mezzanine equity. Preferred stock subject to mandatory redemption, if any, is classified as a liability and is measured at fair value. We classify conditionally redeemable preferred stock, which includes preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as mezzanine equity. We subsequently measure mezzanine equity based on whether the instrument is currently redeemable or whether or not it is probable the instrument will become redeemable. Given the assessed probability that the instrument will become redeemable, we have elected to adjust the value of the Series B Preferred shares to its maximum redemption amount at each reporting date, including amounts representing dividends not currently declared or paid, but which will be payable under the redemption feature. There were no additional significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

Changes in Internal Control over Financial Reporting

There have been no change in our internal control over financial reporting that occurred during the period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2023, except as follows:

In July 2022, a complaint was filed against Titan Trucking in the Circuit Court for Macomb County, Michigan for breach of contract. In the complaint, the plaintiff alleges that Titan Trucking has breached a contractual agreement between Titan Trucking and the plaintiff pertaining to the transport of certain non-hazardous solid waste or recyclables from plaintiff’s transfer station to the locations identified in the contract. The complaint sought unspecified damages, attorney and expert fees and other unspecified litigation costs. Titan Trucking denied the claims of the plaintiff, and in May 2023, Titan Trucking filed amended counterclaims against the plaintiff alleging that plaintiff breached the contractual agreement by preventing Titan Trucking’s performance of its obligations under the agreement by failing to, among things, provide the necessary volumes of materials for shipment and the personnel sufficient to permit Titan Trucking to provide its services and by failing to pay certain invoices and to reimburse Titan Trucking for equipment damaged by plaintiff’s employees and for overweight trailer tickets. As of September 30, 2024 and December 31, 2023, no accruals for loss contingencies had been recorded as the outcome of this litigation was neither probable nor reasonably estimable. On October 25, 2024, Titan Trucking entered into a mutual release with the plaintiff which discharges Titan Trucking and any and all of its executive officers, employees, experts, and attorneys from the claims in this litigation and all other claims, demands, liabilities, causes of action, and damages, including attorneys’ fees, sanctions, interest, costs, and expenses, whether known or unknown, through and including October 25, 2024.

As of September 30, 2024, no accruals for loss contingencies have been recorded as the outcomes of such litigations is neither probable nor reasonably estimable.

Item 1A. Risk Factors

Not required under Regulation S-K for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than those we previously disclosed in our current reports on Form 8-K as filed with the SEC or except as disclosed below, there have been no unregistered sales of our equity securities during the period covered by this quarterly report that would be required to be disclosed in this quarterly report pursuant to Item 701 of Regulation S-K.

On August 12, 2024, we issued to an accredited investor a 5% OID Promissory Note in the principal amount of $525,000 for a purchase price of $500,000. In connection with the issuance thereof, we issued to such accredited investor a warrant to purchase 10,000,000 shares of common stock. The warrant is exercisable any time after issuance until August 12, 2029 at an exercise price of $0.06 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended September 30, 2024, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

(c) During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of Titan Environmental Solutions Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on January 11, 2024).

3.2	Bylaws of Titan Environmental Solutions Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K filed on January 11, 2024).

3.3	Certificate of Designation of Preferences of Series A Convertible Preferred Stock of Titan Environmental Solutions Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on June 17, 2024).

3.4	Certificate of Designation of Preferences of Series B Convertible Preferred Stock, as amended, of Titan Environmental Solutions Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on April 4, 2024).

10.1	Form of Exchange Subscription Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on July 18, 2024).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Titan Environmental Solutions Inc.

Date: November 14, 2024	By:	/s/ Glen Miller
Glen Miller
Chief Executive Officer (principal executive officer)

Date: November 14, 2024	By:	/s/ Michael Jansen
Michael Jansen
Chief Financial Officer (principal financial and accounting officer)

