Form 10-K
period 2024-12-31
Titan Environmental Solutions Inc.
filed 2025-03-31
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter, was $1,217,609, computed by reference to the closing sales price for the registrant’s common stock on June 28, 2024, as reported on The OTCQB market operated by OTC Markets Group.

There were 39,543,674 shares of the registrant’s common stock, $0.0001 par value, outstanding as of March 20, 2025.

TITAN ENVIRONMENTAL SOLUTIONS INC.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but are also contained elsewhere in this report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our prospects, including our future business, revenues, expenses, net income, earnings per share, gross margins, profitability, cash flows, cash position, liquidity, financial condition and results of operations, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog, if any, and in our sales pipeline, if any;

●	our ability to successfully pursue strategic acquisitions and integrate acquired businesses;

●	our ability to hire additional personnel and to manage the growth of our business;

●	our ability to continue as a going concern;

●	environmental and other regulations, including developments related to emerging contaminants, gas emissions, renewable energy and environmental, social and governance (“ESG”) performance and disclosure;

●	significant environmental, safety or other incidents resulting in liabilities or brand damage;

●	failure to obtain and maintain necessary permits due to land scarcity, public opposition or otherwise;

●	diminishing landfill capacity, resulting in increased costs and the need for disposal alternatives;

●	failure to attract, hire and retain key team members and a high quality workforce;

●	increases in labor costs due to union organizing activities or changes in wage and labor related regulations;

●	disruption and costs resulting from extreme weather and destructive climate events;

●	public health risk, increased costs and disruption due to a future resurgence of pandemic conditions and restrictions;

●	macroeconomic conditions, geopolitical conflict and market disruption resulting in labor, supply chain and transportation constraints, inflationary cost pressures and fluctuations in commodity prices, fuel and other energy costs;

●	increased competition;

●	pricing actions;

●	competitive disposal alternatives, diversion of waste from landfills and declining waste volumes;

ii

●	weakness in general economic conditions and capital markets, including potential for an economic recession; instability of financial institutions;

●	adoption of new tax legislation;

●	shortages of fuel and/or other energy resources;

●	the risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions;

●	claims, demands and lawsuits to which we are, and may in the future, be subject and the risk that our insurance or indemnities coverage may not be sufficient;

●	our ability to operate, update or implement our IT systems;

●	our ability to implement additional finance and accounting systems, procedures and controls in order to satisfy public company reporting requirements;

●	our ability to obtain additional financing when and as needed;

●	the potential liquidity and trading of our securities; and

●	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.

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

BUSINESS

Overview

We are an integrated provider of non-hazardous solid waste and recycling collection, transportation and disposal services. We conduct our business primarily through our principal operating subsidiary, Standard Waste Services, LLC (“SWS”), which provides waste and recycling collection and disposal services to industrial generators and commercial contractors located in Michigan and commenced operations in 2017. We acquired SWS in May 2024 through our Titan Trucking, LLC (“Titan Trucking”) subsidiary, a non-hazardous solid waste management company that commenced operations in May 2017. Through these companies, we currently operate a fleet of 32 waste collection vehicles. All of the revenues of these companies for the years ended December 31, 2024 and 2023 was derived from the provision of commercial front load, roll-off, rubber wheel and long-haul tractor trailer services to their customers. While we currently have the majority of our operations in Michigan, we are aggressively looking to expand our presence across the Midwest and, over time, into the Northeast and Southeast regions of the United States.

Our Operating Strategy

Our objective is to expand the geographic scope of our operations and to become one of the leading providers of non-hazardous solid waste management in each market that we serve. Our operating strategy to achieve this objective is to capitalize on the continuing consolidation of the solid waste management industry by (i) identifying and penetrating new markets and expanding our operations in our existing markets through tuck-in acquisitions that are combined with existing operations, (ii) increasing profitability by vertically integrating our operations and achieving economies of scale, (iii) internalizing greater volumes of disposal waste through the acquisition of strategic landfills and transfer stations, and (iv) achieving internal growth. We will seek to avoid highly-competitive, large urban markets and instead target markets in which we can attain high market share either through exclusive contracts, vertical integration or asset positioning. We will seek to be among the leading providers of waste services in most of our markets. The key components of our operating strategy, which are tailored to the competitive and regulatory factors that affect our markets, are as follows:

●	Expansion Through Acquisitions and Organic Growth. We have implemented an acquisition program to expand our operations by acquiring solid waste collection, transportation, and disposal companies, principally in the Midwest, Northeast and Southeast regions of the United States. The principal components of our acquisition strategy are as follows:

●	Enter New Markets. We will typically seek to enter a new market by acquiring one or several solid waste collection and transportation operations where there are sufficient disposal alternatives to ensure competitive disposal pricing. We may also acquire solid waste landfills in our targeted new markets with significant currently-permitted capacity and in connection therewith or thereafter acquire nearby solid waste collection and transfer station operations so as to secure a captive waste stream for internal disposal into the acquired landfill. As we expand, we plan to focus our business in the markets where competition from national service providers is limited or sub-par. We plan to start new market development projects in certain disposal-neutral markets in which we will provide services to commercial, industrial and municipal customers relying on superior customer service as our catalyst for growth. We believe this strategic focus positions us to acquire significant share within our target markets, maximize customer retention and benefit from a higher and more stable pricing environment.

●	Expansion of Market Share and Services. We plan to direct acquisition efforts towards those markets in which we will be able to provide vertically integrated collection and disposal services and/or provide waste collection services in markets with high barriers to entry. After our initial entry into a new market, we will seek to expand our market share and services through (i) the acquisition of solid waste management businesses and operations that can be integrated with our existing operations without increases in infrastructure or that complement our existing services, and (ii) expansion into adjacent markets. Such acquisitions may involve adding collection operations, transfer stations, collection routes and landfill capacity that allow us to expand market share and increase asset utilization by eliminating duplicate management, administrative and operational functions. Prior to acquisition, we will analyze each prospective target for cost savings through the elimination of inefficiencies and excesses that are typically associated with private companies competing in fragmented industries.

●	Target Secondary and Rural Markets. By targeting secondary and rural markets, we believe that we will be able to garner a higher local market share than would be attainable in more competitive urban markets, which we believe reduces our exposure to customer churn and improves financial returns.

●	Increasing Productivity and Operating Efficiency. We believe we can reduce the total operating expenses of owned and acquired businesses by implementing centralized financial controls, consolidating certain functions performed separately by each business prior to its acquisition by us, and consolidating collection routes, equipment, and personnel through tuck-in acquisitions. In addition, we are implementing programs to take advantage of certain economies of scale in such areas as the purchase of equipment, vehicles, parts and tools, vehicle and equipment maintenance, data processing, financing arrangements, employee benefits, insurance and bonding, and communications.

●	Provide Vertically Integrated Services. In markets in which we believe owning landfills is a strategic advantage to a collection operation because of competitive and regulatory factors, we plan to focus on providing integrated services, from collection through disposal of solid waste in landfills that we own or operate. After we have acquired a landfill, we will seek to maximize internalization of waste we collect, and thereby intend to realize higher margins from our waste operations.

●	Pursue Exclusive and Municipal Contracts. In markets in which waste collection services are provided under exclusive arrangements, or in which waste disposal is municipally owned or funded or available at multiple sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills. We intend to devote significant resources to securing municipal contracts. Our management team is well versed in bidding for municipal contracts with over 60 years of experience and working knowledge in the solid waste industry and local service areas in existing and target markets. We hope to procure and negotiate exclusive municipal contracts, allowing us to maintain stable recurring revenue but also providing a significant barrier to entry to our competitors in those markets.

●	Internal Growth. To generate internal revenue growth, our management and sales and marketing personnel will focus on increasing market penetration in our current and adjacent markets, soliciting new customers in markets in which such customers have the option to choose a particular waste collection service and marketing upgraded or additional services (such as compaction or automated collection) to existing customers. We believe we can achieve internal growth, principally from additional sales into our current markets, by providing superior and improved service and through our existing marketing efforts. We also intend to selectively implement price increases when competitive advantages and appropriate market conditions exist. As customers are added in existing markets, our revenue per routed truck increases, which generally increases our collection efficiencies and profitability. In markets in which we have exclusive contracts, franchises and governmental certificates, we expect internal volume growth generally to track population and business growth.

●	Manage on a Decentralized Basis. We will strive to acquire synergistic companies with strong management that can remain with us to support future growth and leadership as we will manage our operations on a decentralized basis. This places decision-making authority close to the customer, enabling us to identify and address customers’ needs quickly in a cost-effective manner. We believe that decentralization provides a low-overhead, highly-efficient operational structure that allows us to expand into geographically contiguous markets and operate in relatively small communities that larger competitors may not find attractive. We believe that this structure gives us a strategic competitive advantage, given the relatively rural nature of many of the markets in which we plan to operate, and makes us an attractive buyer to many potential acquisition candidates.

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

●	Implement Operating Standards. We will develop company-wide operating standards that will be tailored for each of our markets based on industry norms and local conditions. We implement cost controls and employee training and safety procedures and establish a sales and marketing plan for each market. By internalizing the waste stream of acquired operations, we expect to further increase operating efficiencies and improve capital utilization. We plan to use a wide-area information system network, implement financial controls and consolidate certain accounting, personnel and customer service functions. While regional and district management operate with a high degree of autonomy, our executive officers monitor regional and district operations and require adherence to our accounting, purchasing, safety, marketing and internal control policies, particularly with respect to financial matters. Our executive officers will regularly review the performance of regional officers, district managers and operations. We believe we can improve the profitability of existing and newly-acquired operations by establishing operating standards, closely monitoring performance and streamlining certain administrative functions.

Waste Industry Overview

The U.S. waste and recycling industry, including the medical and hazardous waste markets, reached an estimated $104.63 billion in revenue in 2024, according to the Waste Business Journal. Collection revenues were responsible for two-thirds, or approximately $69.46 billion, of that revenue overall, with public company collection revenue alone totaling $45.25 billion for the year. Disposal was responsible for 27% of revenues, and transfer and processing was responsible for 7%.

The waste collection services industry focuses on collecting hazardous and non-hazardous waste and recyclable materials. Non-hazardous waste includes municipal solid waste, household waste, and industrial and commercial waste. The industry also includes the operations of transfer stations where waste is relocated from local vehicles to long-distance vehicles like long haul trucks or trains for transport to disposal facilities or sorted for further processing. Given the utility-like nature of trash and recyclable material collection, the industry is highly recession resistant. While it has been immune to technological disruptions, the ability to leverage new technologies, such as automated and energy-efficient vehicles, represent a new benefit to businesses, which is expected to continue over the coming years.

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

Operations

Through our subsidiaries, we provides solid waste collection services to approximately 1,200 industrial and commercial customers in the Metropolitan Detroit, Michigan area. In the years ended December 31, 2024 and 2023, substantially all of our collection revenue was derived from services provided to industrial customers. However, it is our intention to increase substantially the revenues we derive in our current business operations from services provided to commercial customers. We also expect to acquire companies that derive significant revenues from commercial and residential customers.

Collection Services. Collection involves picking up and transporting waste and recyclable materials from where it was generated to a transfer station, material recovery facility (“MRF”) or disposal site. We generally will provide collection services under one of two types of arrangements:

●	For commercial and industrial collection services, typically we have, and expect to continue to have, three-year service agreements. The fees under the agreements are influenced by factors such as collection frequency, type of collection equipment we furnish, type and volume or weight of the waste collected, distance to the disposal facility, labor costs, cost of disposal and general market factors. As part of the service, we provide steel containers to most customers to store their solid waste between pick-up dates. Containers vary in size and type according to the needs of our customers and the restrictions of their communities. Many are designed to be lifted mechanically and either emptied into a truck’s compaction hopper or directly into a disposal site. By using these containers, we can service most of our commercial and industrial customers with trucks operated by only one employee.

●	We do not currently provide residential collection services. However, for most residential collection services, we will seek to acquire companies that have a contract with, or a franchise granted by, a municipality, homeowners’ association or some other regional authority that will give us the exclusive right to service all or portion of the homes in an area. These contracts or franchises are typically for periods of three to ten years. We expect that we also will provide services under individual monthly subscriptions directly to households. The fees for residential collection are either paid by the municipality or authority from their tax revenues or service charges, or are paid directly by the residents receiving the service.

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

Sales and Marketing

We focus our marketing efforts on increasing and extending business with existing customers, as well as increasing our new customer base. Our sales and marketing strategy is to provide prompt, high-quality, comprehensive solid waste collection to our customers at competitive prices. We target potential customers of all sizes, from small-quantity generators to large companies and municipalities. Because the waste collection and disposal business is a highly-localized business, most of our marketing activity is local in nature.

Customers

We have a diverse customer base. During the year ended December 31, 2024, one customer accounted for approximately 11% of our revenues. During the year ended December 31, 2023, we had one customer account for 38% of our revenues. No other customer accounted for more than 10% of our revenues in any of those periods. We have no long-term agreements with any of the customers that accounted for more than 10% of our revenues in any of those periods.

Competition

The U.S. solid waste collection and disposal industry is highly competitive and, even following considerable consolidation, remains fragmented. The industry requires substantial labor and capital resources that are barriers to entry for some. The industry presently includes large, publicly-held, national waste companies such as Republic Services, Inc. and Waste Management, Inc.; several regional, publicly-held and privately-owned companies; and several thousand small, local, privately-owned companies. Our existing market and certain of the markets in which we will likely compete are served by one or more of these large, national companies, as well as by numerous privately-held regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets. We also compete with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations. Public sector operations may have financial advantages over us because of their access to user fees and similar charges, tax revenues, tax-exempt financing and the ability to flow-control waste streams to publicly owned disposal facilities.

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

Employees

As of March 15, 2025, we had approximately 40 full-time employees, of whom 30 were employed in collection, transfer and disposal operations, eight in clerical, administrative and sales positions and two in management. None of our employees is represented by a labor union. We have not experienced any work stoppages and we believe that our relations with our employees are good.

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

RISK FACTORS

An investment in our securities involves a high degree of risk. Before deciding whether to invest in our securities, you should consider carefully the risks described below. You should carefully consider the risks described herein and the other information in this prospectus before you decide to invest in our securities. Such risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect us. If any of those risks were to occur, it could have a material adverse effect on our business, prospects, financial condition, results of operations and liquidity, and the market price of our securities would likely decline and you could lose all or part of your investment.

Risks Related to Our Finances and Business Plan

Since our transition to an environmental solutions company in January 2023, we lack an established operating history on which to evaluate our consolidated business and determine if we will be able to execute our business plan, and we can give no assurance that our operations will result in profits.

While we have conducted business operations since 2017, we commenced the transition to an environmental solutions company in January 2023 and consummated the acquisition of our Titan Trucking subsidiary and its various lines of business in May 2023 and our acquisition of SWS in May 2024. As a result, we have a limited operating history as a consolidated company upon which you may evaluate our business and prospects. Our business operations are subject to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises. You should consider an investment in our company in light of these risks, uncertainties, expenses and difficulties. Such risks include:

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

We have incurred significant net losses since inception. Our net loss was approximately $21.5 million and $149.0 million for the years ended December 31, 2024 and 2023, respectively. Our net loss from continuing operations was approximately $10.4 million and $128.7 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $172.5 million. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays, and other unknown events.

We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake the acquisition and integration of additional entities, incur expenses associated with maintaining compliance as a public company, and increase marketing and sales efforts to increase our customer base. These increased expenditures may make it more difficult to achieve and maintain profitability. In addition, our efforts to grow our business may be more expensive than we expect, and we may not be able to generate sufficient revenue to offset increased operating expenses. If we are required to reduce our expenses, our growth strategy could be materially affected. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability.

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

If we are unable to obtain additional funding when needed, our business operations will be harmed, and if we do obtain additional financing, our then-existing stockholders may suffer substantial dilution.

As we take steps to grow our business through additional acquisitions, by entering into new markets or by expanding our service offerings, or as we respond to potential opportunities and/or adverse events, our working capital needs may change. We anticipate that if our cash and cash equivalents are insufficient to satisfy our liquidity requirements, we will require additional funding to sustain our ongoing operations and to continue our expansion strategies. We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all, if needed. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to conduct business operations. If we are unable to obtain additional financing to finance a revised growth plan, we will likely be required to curtail such plans or cease our business operations in one or more markets. Any additional equity financing may involve substantial dilution to our then existing stockholders.

Raising capital in the future could cause dilution to our existing stockholders and may restrict our operations or require us to relinquish rights.

In the future, we may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or strategic alliance arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams or product candidates on terms that are not favorable to us.

Even if this offering is successful, if we do not obtain adequate capital funding or improve our financial performance, we may not be able to continue as a going concern.

We have incurred a net loss in each year since our inception and expect to incur losses in future periods as we continue to acquire additional waste management companies and increase our expenses in order to grow our business. These factors raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain adequate funding or if we are unable to grow our revenue substantially to achieve and sustain profitability, we may not be able to continue as a going concern. The report of our independent registered public accounting firm for the years ended December 31, 2024 and 2023 included herein contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations.

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

Increased competition for acquisition candidates may result in fewer acquisition opportunities being made available to us as well as less advantageous acquisition terms, which may increase acquisition costs to levels that are beyond our financial capability or, if consummated, that may have an adverse effect on our business and results of operations. Accordingly, no assurance can be given as to the number or timing of our acquisitions or as to the availability of financing necessary to complete an acquisition. We also believe that a significant factor in our ability to consummate acquisitions will be the attractiveness of our common stock as an investment to potential acquisition candidates. Such attractiveness may, in large part, be dependent upon the market price and capital appreciation prospects of our common stock compared to the equity securities of our competitors. Many of our competitors for acquisitions are larger, more established companies with significantly greater capital resources than us and whose equity securities may be more attractive than our common stock. To the extent our common stock is less attractive to acquisition candidates, our acquisition program may be adversely affected.

Our ability to acquire additional businesses may require us to raise capital through the sale of equity and/or debt securities, which we may be unable to do on acceptable terms.

The timing, size and success of our acquisition efforts and the associated capital commitments cannot be readily predicted. We intend to use our common stock, cash, debt and borrowings under our credit facility, if necessary, as consideration for future acquisitions of companies. The issuance of additional common stock in connection with future acquisitions may be dilutive to holders of our outstanding shares of common stock. In addition, if our common stock does not maintain a sufficient market value or potential acquisition candidates are unwilling to accept common stock as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources, including obtaining additional capital through debt financing. However, there can be no assurance that we will be able to obtain financing if and when it is needed or that it will be available on terms that we deem acceptable. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate some or all of our research and development programs or commercialization efforts. As a result, we may be unable to pursue our acquisition strategy successfully, which may prevent us from achieving our growth objectives.

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

We may be subject to claims or liabilities arising from the ownership or operation of acquired businesses for the periods prior to our acquisition of them, including environmental, warranty, workers’ compensation and other employee-related claims or liabilities and other liabilities and claims not covered by insurance. These claims or liabilities could be significant. Our ability to seek indemnification from the former owners of our acquired businesses for these claims or liabilities may be limited by various factors, including the specific time, monetary or other limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy our indemnification claims. In addition, insurance companies may be unwilling to cover claims that have arisen from acquired businesses or locations, or claims may exceed the coverage limits that our acquired businesses had in effect prior to the date of acquisition. If we are unable to successfully obtain insurance coverage of third-party claims or enforce our indemnification rights against the former owners, or if the former owners are unable to satisfy their obligations for any reason, including because of their current financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our financial condition and results of operations.

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

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or CERCLA, and analogous state laws provide for the remediation of contaminated facilities and impose strict joint and several liability for remediation costs on current and former owners or operators of a facility at which there has been a release or a threatened release of a hazardous substance. This liability is also imposed on persons who arrange for the disposal of, and who transport, such substances to the facility. Hundreds of substances are defined as hazardous under CERCLA and their presence, even in small amounts, can result in substantial liability. The expense of conducting a cleanup can be significant. Notwithstanding our efforts to comply with applicable regulations and to avoid transporting and receiving hazardous substances, we may have liability because these substances may be present in waste collected by us. The actual costs for these liabilities could be significantly greater than the amounts that we might be required to accrue on our financial statements from time to time.

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

Our ability to remain competitive, grow and maintain our operations largely depends on our cash flow from operations and access to capital. Maintaining our existing operations and expanding them through internal growth or acquisitions requires large capital expenditures. As we undertake more acquisitions and further expand our operations, the amount we expend on capital will increase. These increases in expenditures may result in lower levels of working capital or require us to finance working capital deficits. We intend to continue to fund our cash needs through cash flow from operations, equity and debt financings and borrowings under our credit facility, if necessary. However, particularly in the short term, we will require additional equity or debt financing to fund our growth.

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

Our business operations and customers are located in Michigan, and we expect to focus our operations on the Midwestern U.S. for at least the foreseeable future and possibly in the Northeast and Southeast regions of the United States if we are able to identify opportunistic acquisitions in those regions. As of December 31, 2024, approximately 84% of our total annualized revenues were derived from customers located in Michigan. Therefore, our business, financial condition and results of operations are susceptible to downturns in the general economy in the Midwestern U.S., particularly in Michigan, and other factors affecting the region, such as state regulations affecting the solid waste services industry and severe weather conditions. In addition, the costs and time involved in permitting, and the scarcity of, available landfills in the Midwestern U.S. could make it difficult for us to expand vertically in those markets. There can be no assurance that we will complete a sufficient number of acquisitions in other markets to lessen our geographic concentration.

We currently depend on a limited number of customers for our revenue.

During the year ended December 31, 2024, one customer accounted for approximately 11% of our total revenues. During the year ended December 31, 2023, one customer of accounted for approximately 38% of our total revenues generated. No other customer accounted for more than 10% of our revenues in any of those periods. We have no long-term agreements with any of the customers that accounted for more than 10% of our revenues in any of those periods.

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

Environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on the emissions of greenhouse gases and their potential role in climate change. Congress has considered recent proposed legislation directed at reducing greenhouse gas emissions and the U.S. Environmental Protection Agency (the “EPA”) has proposed rules to regulate greenhouse gases. Regional initiatives have formed to control greenhouse gases and certain of the states in which we plan to operate are contemplating air pollution control regulations that are more stringent than existing and proposed federal regulations, in particular the regulation of emissions of greenhouse gases. The adoption of laws and regulations to implement controls of greenhouse gases, including the imposition of fees or taxes, could adversely affect our collection operations. Changing environmental regulations could require us to take any number of actions, including the purchase of emission allowances or installation of additional pollution control technology, and could make some operations less profitable, which could adversely affect our results of operations.

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

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our chief executive officer, Mr. Glen Miller. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our service and technologies. While we have an employment agreement with Mr. Miller, we do not maintain a key person life insurance policy on such officer. The loss of one or more of our key employees or groups could seriously harm our business.

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

The development of our services will require the commitment of substantial resources to implement our business plan. In addition, substantial expenditures will be required to enable us to compete for and complete projects in the future. We currently have no additional borrowing capacity under our existing credit agreement, and it is likely we will need to seek additional financing through subsequent future private or public offerings of our equity securities or through strategic partnerships and other arrangements with corporate partners.

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

Our authorized capital stock is 425,000,000 shares, of which 400,000,000 shares are designated as common stock and 25,000,000 shares are designated as preferred stock, of which 1,567,900 shares are designated Series A Convertible Preferred Stock, 1,360,000 shares are designated Series B Convertible Preferred Stock, 6,500,000 shares are designated as Series C Convertible Preferred Stock and the remaining shares are “blank check” preferred stock.

In the future, we expect to issue our authorized but previously unissued equity securities in connection with future financings, resulting in the dilution of the ownership interests of our present stockholders. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes, including at a price (or exercise prices) below the price at which shares of our common stock are trading.

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

The market price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors affecting the market price of our common stock include:

●	variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue, and other financial metrics and non-financial metrics, and how those results compare to analyst expectations;

●	overall conditions in our industry and market;

●	issuances of new stock which dilutes earnings per share;

●	addition or loss of significant customers;

●	changes in laws or regulations applicable to our products;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	forward-looking guidance to industry and financial analysts related to future revenue and earnings per share;

●	the net increases in the number of customers and paying subscriptions, either independently or as compared with published expectations of industry, financial or other analysts that cover our company;

●	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

●	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

●	announcement or expectation of additional financing efforts;

●	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

●	announcements of customer additions and customer cancellations or delays in customer contracts;

●	recruitment or departure of key personnel;

●	trading activity by a limited number of stockholders who together beneficially own a significant percentage of our outstanding common stock; and

●	general economic and market conditions.

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

There is currently only a limited public market for our common stock and an active public market for our common stock may not develop or be sustained. Failure to develop or maintain an active trading market could make it difficult for you to sell your shares without depressing the market price for our common stock or recover any part of your investment in us. Even if an active market for our common stock does develop, the market price of our common stock may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock. Further, quotes for shares of our common stock on the OTCQB may not be indicative of the market price on a national securities exchange.

Our shares are subject to the penny stock rules, which makes it difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain and retain a listing on a national stock exchange and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

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

Our articles of incorporation authorize the issuance of 25,000,000 shares of preferred stock, of which 15,572,100 shares are “blank check” preferred stock available for issuance, with designations, rights and preferences as determined from time to time by our board of directors. As a result of the foregoing, our board can issue, without further stockholder approval, preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. The issuance of preferred stock could, under certain circumstances, discourage, delay or prevent a change in control of our company.

We do not expect to pay dividends on our common stock and investors should not buy our common stock expecting to receive dividends.

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends on our common stock in the foreseeable future. Consequently, investors will only realize an economic gain on their investment in our common stock if the price appreciates. Investors should not purchase our common stock expecting to receive cash dividends. Because we do not pay dividends on our common stock, and there may be limited trading, investors may not have any manner to liquidate or receive any payment on their investment. Therefore, our failure to pay dividends may cause investors to not see any return on investment even if we are successful in our business operations. Because we do not pay dividends on our common stock, we may have trouble raising additional funds, which could affect our ability to expand our business operations.

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

Our principal executive office is located at 300 E. Long Lake Rd, Bloomfield Hills, Michigan 48304, which is 5,251 square feet of office space that we lease at the rate of $7,964 per month. We also lease 47,000 square feet of office space and shop facilities in Detroit, Michigan at the rate of $9,000 per month. It is our belief that such space is adequate for our immediate business needs. Additional space may be required as we expand our business activities, but we do not foresee any significant difficulties in obtaining additional office facilities if deemed necessary.

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

We answered the complaint, and discovery was conducted and completed within the timetable established by the court. Specifically, the parties produced their respective responsive documents, and completed all depositions, by the beginning of March 2025. On March 14, 2025, also consistent with the court’s order, the plaintiff filed a motion for summary judgment. Our opposition to that motion is due on April 4, 2025, plaintiff’s reply papers are due on April 11, 2025, and the motion will be argued in the court in Illinois on April 29, 2025. If the matter is not resolved as a result of the summary judgment motion, a one-day bench trial has been scheduled, also in the court in Illinois, on May 5, 2025. To date, there have been no material settlement discussions. We dispute the plaintiff’s allegations in its complaint and we intend to continue to vigorously defend this lawsuit.

As of December 31, 2024, no accruals for loss contingencies have been recorded as the outcome of this litigation is neither probable nor reasonably estimable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for quotation on the OTCQB market operated by the OTC Markets Group under the trading symbol “TESI.” Trading in our common stock on the OTCQB market has been limited and the quotations set forth below are not necessarily indicative of actual market values. The following table sets forth, for the periods indicated, the high and low closing bid prices for each quarter within the last two fiscal years ended December 31, 2024 on the OTCQB market as reported by OTC Markets Group. All quotations for the OTCQB market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2024	$0.29	$0.10
September 30, 2024	$0.27	$0.01
June 30, 2024	$0.59	$0.09
March 31, 2024	$1.00	$0.35
December 31, 2023	$0.92	$0.03
September 30, 2023	$3.77	$1.00
June 30, 2023	$1.60	$0.35
March 31, 2023	$3.70	$0.20

On March 28, 2025, the closing bid price for our common stock on the OTCQB market as reported by the quotation service operated by the OTC Markets Group was $0.16.

Transfer Agent

Equity Stock Transfer, LLC is the registrar and transfer agent for our common shares. Its address is 237 W 37th St Suite 602, New York, NY 10018, Telephone: 212-575-5757, Facsimile: 347-584-3644.

Holders of Our Common Stock

As of March 20, 2025, there were 129 registered holders of record of our common stock. As of such date, 39,543,674 shares of common stock were issued and outstanding. The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2024, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
2020 Equity compensation plan approved by security holders	—	$—	5,500,000
2023 Equity compensation plan approved by security holders	24,500,000	0.04	8,000,000
Equity compensation plans not approved by security holders	—	—	—
Total	24,500,000	$0.04	13,500,000

Unregistered Sales of Equity Securities

Between September 1, 2024 and January 21, 2025, 9,859,783 of our Series B Rights to Received Common Stock (“Series B Rights”) were exercised. As a result, we issued 9,859,783 shares of common stock to the holders of such Series B Rights.

Between October 15, 2024 and December 26, 2024, we sold to an accredited investor, convertible promissory notes in the aggregate principal amount of $2,030,560 and warrants to purchase an aggregate of 31,239,385 shares of our common stock for an aggregate purchase price of $1,813,000. The promissory notes were issued with an original issue discount of 12%, bear interest at the rate of 15% per annum and are convertible into shares of our common stock at the conversion price of $0.065 per share. One-third of the principal amount of the promissory notes, and all accrued interest thereon, is payable on the closing of this offering and the balance of such notes mature on the 13-month anniversary of their respective dates of issuance. The warrants have an exercise price of $0.065 per share and have a term of five years.

In March 2025, we issued an aggregate of 500,000 shares of our Series C Convertible Preferred Stock for a purchase price of $2.00 per share to five accredited investors, including Frank Celli, a member of our board of directors, in a private placement.

On March 6, 2025, we issued an aggregate of 1,500,000 shares of common stock in satisfaction of a payable due to a vendor.

On March 20, 2025, we issued an aggregate of 397,500 shares of common stock upon the cashless exercise of warrants with an exercise price of $0.001 per share.

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

Overview of Our Company

We are an integrated provider of non-hazardous solid waste and recycling collection, transportation and disposal services. We conduct our business primarily through our principal operating subsidiary, Standard Waste Services, LLC (“SWS”), which provides waste and recycling collection and disposal services to industrial generators and commercial contractors located in Michigan and commenced operations in 2017. We acquired SWS in May 2024 through our Titan Trucking, LLC (“Titan Trucking”) subsidiary, a non-hazardous solid waste management company that commenced operations in May 2017 We operate in a highly recession resistant industry given the ongoing generation of waste and recyclable materials. Our goal is to provide our customers with safe and efficient options for the disposal and recycling of their waste streams. SWS has begun to create the infrastructure needed to expand its operations organically and through strategic acquisitions and market development opportunities across the Midwest, Northeast and Southeast regions of the United States.

Sale of Recoup Technologies, Inc. (“Recoup”)

On October 31, 2024, we completed the sale (the “Recoup Sale”) of our wholly-owned subsidiary, Recoup Technologies, Inc. (“Recoup”), which qualified for reporting as a discontinued operation. As a result, Recoup’s results, including the loss on disposal, are presented in a single line item, loss from discontinued operations, after tax in our consolidated statement of operations and excluded from continuing operations for all periods presented. Accordingly, any discussion of our historical financial information below reflects Recoup’s results as a discontinued operation and amounts and disclosures below pertain to our continuing operations for all periods presented, unless otherwise noted.

We received consideration with a total purchase price of $1,000,000 for the sale of Recoup. The consideration was composed of the forgiveness of $750,000 of accounts payables and the receipt of a $250,000 note receivable. We also agreed that, for a period of five years from the closing date, we will not engage in a business that competes with the business of Recoup. Recoup is in the business of marketing an aerobic digestion technology solution for the disposal of food waste at the point of generation. Please see Note 4 – Discontinued Operations, to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further details on the transaction.

Standard Waste Services, LLC Business Combination

On May 31, 2024 (the “SWS acquisition date”), we completed the acquisition of SWS. The total purchase consideration in connection with the acquisition was approximately $16.1 million. The purchase price consisted of $4,652,500 of cash (inclusive of a $652,500 cash deposit paid on January 8, 2024), the issuance of two promissory notes in the aggregate principal amount of $2,859,898, and the issuance of 612,000 shares of our Series A Preferred Stock valued at $8,568,000.

SWS is a provider of contracted commercial roll-off and front-load waste services, including dumpster compactor rentals, to customers principally in Southeast Michigan. SWS provides services to both commercial and industrial customers.

The transaction was accounted for under the acquisition method of accounting, and accordingly, the results of SWS’s operations are included within the Trucking Segment for 2024.

The purchase price was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition on a provisional basis. The purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired and, as such, the excess was allocated to goodwill.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date.

Estimated
Description	Fair Value

Assets:
Cash	$2,545
Accounts receivable	1,387,932
Property and equipment	6,995,080
Prepaid expenses and other current assets	12,900
Other receivables	1,600
Right-of-use-asset	294,431
Intangibles and goodwill	12,440,922
$21,135,410

Liabilities:
Accounts payable and accrued expenses	$(1,343,793)
Accrued payroll and related taxes	(46,189)
Operating lease liability, current	(83,654)
Finance lease liability, current	(29,230)
Notes payable	(3,271,231)
Operating lease liability, noncurrent	(210,778)
Finance lease liability, noncurrent	(70,137)
$(5,055,012)

Net fair value of assets (liabilities) acquired	$16,080,398

Certain estimated fair values for the acquisition, including goodwill, anticipated intangible assets, and property and equipment, are not yet finalized. The anticipated intangible assets consist of contractual backlog, customer relationships and tradenames. The purchase price was preliminarily allocated based on information available at the acquisition date and is subject to change as we complete our analysis of the fair values at the date of the acquisition during the measurement period not to exceed one year, as permitted under ASC 805 – Business Combinations. The fair value of the promissory notes issued as consideration are not yet finalized and any adjustments to the preliminary fair value will change the goodwill recognized.

As a result of the SWS acquisition, we recognized a total of $12.4 million of intangibles and goodwill. The goodwill represents the value expected to be created through new customer relationships for our company, access to new market opportunities, and expected growth opportunities. The goodwill resulting from the acquisition is susceptible to future impairment charges.

Reverse Acquisition with Titan Trucking, LLC

On May 19, 2023, we and our wholly-owned subsidiary, Titan Merger Sub Corp. (“Merger Sub”), entered into an Agreement and Plan of Merger with Titan Trucking, Titan 5, LLC, a Michigan limited liability company (“Titan 5”), Titan National Holdings 2, LLC, a Michigan limited liability company (“Holdings”), Jeffrey Rizzo, an individual (“JR”), William McCauley, an individual (“WM”, and, together with Holdings, Titan 5 and JR, the “Sellers”), and Jeffrey Rizzo, as the Seller Representative, pursuant to which, Merger Sub was merged with and into Titan Trucking, with Titan Trucking continuing as the surviving entity and as a wholly-owned subsidiary of our company (the “Titan Merger”).

For U.S. federal income tax purposes, the Titan Merger qualified as a tax-free “reorganization”. Under the terms of the merger agreement, upon the closing of the Titan Merger, we issued to the Sellers an aggregate of 630,900 shares of our Series A Preferred Stock. Concurrent to the Titan Merger, our chief executive officer and one of our directors resigned from their respective positions and our current chief executive officer, our former chief operating officer and our current chief financial officer were appointed as officers of our company. Additionally, the new chief executive officer and chief operating officer were both appointed as directors of our company.

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

Titan Trucking was deemed to be the accounting acquirer based on the following facts and circumstances: (i) the Titan Trucking owners owned approximately 65% of the voting interests of the combined company immediately following the transaction; (ii) the Titan Merger resulted in significant changes to the combined company’s board of directors; and (iii) the Titan Merger resulted in significant changes to the management of the combined company.

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

Titan Environmental Solutions, Inc. market capitalization at closing	$27,162,222
Total purchase consideration	$27,162,222

We recorded all tangible and intangible assets and liabilities at their fair values on the acquisition date. The following represents the allocation of the purchase consideration:

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

Disposal of TraQiQ Private Solutions, Inc (“Ci2i”)

On July 28, 2023, we and our wholly-owned subsidiary, TraQiQ Solutions, Inc (“Ci2i”), and Ajay Sikka, a director and our former chief executive officer, entered into an Assignment of Stock Agreement pursuant to which we assigned and transferred to Mr. Sikka all of our rights, title and interests in the issued and outstanding equity interests of Ci2i in exchange for consideration of $1. We additionally assumed from Ci2i loans and short-term debts valued at $209,587 plus fees and interest. Other than the liabilities assumed from Ci2i, the balance sheet amounts and operations of Ci2i as of the date of sale were insignificant.

Reincorporation as Titan Environmental Solutions Inc.

Effective January 10, 2024, and pursuant to an Amended and Restated Agreement and Plan of Merger (the “Reincorporation Agreement”), we merged with and into (the “reincorporation”) our wholly-owned subsidiary, Titan Environmental Solutions Inc., a Nevada corporation, with the Nevada corporation as the surviving entity. As a result of the reincorporation, our jurisdiction of incorporation was changed from California to Nevada and our corporate name was changed from “TraQiQ, Inc.” to “Titan Environmental Solutions Inc.” The individuals serving as our executive officers and directors as of the effective time of the reincorporation continued to serve in such respective capacities with our company following the effective time of the reincorporation.

Change in Equity Instruments and Share Authorizations

Pursuant to the Reincorporation Agreement, each share of our common stock issued and outstanding immediately prior to the reincorporation was converted into one share of the Nevada corporation’s common stock. Additionally, each share of our Series C Convertible Preferred Stock issued and outstanding immediately prior to the effective time of the reincorporation was converted into one share of Series A Convertible Preferred Stock of the Nevada corporation (the “Series A Preferred Stock”), which has substantially the same rights and preferences as the Series C Preferred Stock. Each of our Series A Rights to Receive Common Stock issued and outstanding immediately prior to the reincorporation was converted into one Series A Right to Receive Common Stock of the Nevada corporation, which has substantially the same rights and preferences as our original Series A Rights to Acquire Common Stock. Each of our Series B Rights to Receive Common Stock issued and outstanding immediately prior to the reincorporation was converted into one Series B Right to Receive Common Stock of the Nevada corporation, which has substantially the same rights and preferences as our original Series B Rights to Acquire Common Stock.

As a result of the reincorporation, all of our outstanding warrants were assumed by the Nevada corporation and now represent warrants to acquire shares of the Nevada corporation’s common stock. The reincorporation increased our authorized capital stock to 425,000,000 total shares, consisting of 400,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of preferred stock, par value $0.0001 per share, of which 630,900 shares were designated “Series A Convertible Preferred Stock”. In connection with the reincorporation, we also adopted the Titan Environmental Solutions Inc. 2023 Equity Incentive Plan.

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

Going Concern

For the year ended December 31, 2024, we had a net loss from continuing operations of $10,404,396. We had a working capital deficit of $17,160,714 as of December 31, 2024 (deficit of $10,935,108 as of December 31, 2023). These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date on which our consolidated financial statements were issued.

Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenue and cash flow to meet our obligations on a timely basis. We will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these consolidated financial statements. Management believes that actions presently being taken to obtain additional funding provide the opportunity for us to continue as a going concern. There is no guarantee we will be successful in achieving these objectives. We have been successful in attracting substantial capital from investors interested in the current public status of our company that has been used to support our ongoing cash outlays. This includes raising proceeds of approximately $3.2 million from the issuance of a combination of warrants and convertible notes. Additionally, we have raised approximately $3.9 million in net proceeds from our Series B Preferred Stock offering and $1 million in net proceeds from our Series C Preferred Stock offering.

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

Employer contributions for the years ended December 31, 2024 and 2023 were $10,934 and $15,116, respectively.

Results of Operations and Financial Condition from Continuing Operations for the Year Ended December 31, 2024 as Compared to the Year Ended December 31, 2023

	Year Ended	Year Ended
	December 31,	December 31,	Percent
	2024	2023	Change

Revenue	$9,574,403	$6,228,592	54%
Cost of revenues	9,240,942	5,905,892	56%
Gross profit	333,461	322,700	3%

Operating expenses
Salaries and salary related costs	1,713,297	1,530,684	12%
Stock based compensation	65,293	5,590,486	-99%
Professional fees	3,176,787	3,123,650	2%
Depreciation and amortization expense	68,750	68,750	0%
General and administrative expenses	1,201,032	985,685	22%
Total operating expenses	6,225,159	11,299,255	-45%

Operating loss	(5,891,698)	(10,976,555)	-46%

Other income (expense)
Change in fair value of derivative liability	17,500	41,670	-58%
Interest expense, net	(4,254,219)	(1,380,122)	208%
Gain on forgiveness of note payable	-	91,803	-100%
Other income	185,911	89,656	107%
Loss on sale of equipment	(111,429)	-	0%
Gain on sale of customer contracts	370,000	-	0%
Gain on exchange of convertible notes for common stock	86,459	-	100%
Loss on extinguishment of convertible debt and issuance of Series B Preferred Stock	(806,920)	-	100%
Loss on extinguishment of convertible debt and on issuance of share rights	-	(116,591,322)	-100%
Total other expense	(4,512,698)	(117,748,315)	-96%

Provision for income taxes	-	-	0%
Net loss from continuing operations after tax	(10,404,396)	(128,724,870)	-92%

Net loss from discontinued operations, after tax (including loss on disposal of a subsidiary of $785,871)	(11,138,909)	(20,280,179)	-45%

Net loss	$(21,543,305)	$(149,005,049)	-86%

Revenue

For the year ended December 31, 2024 compared to December 31, 2023, our revenues increased by $3,345,811, or 54%, from $6,228,592 to $9,574,403. The increase was primarily as a result of the acquisition of SWS on May 31, 2024, and the resulting revenue generated by the combined operations of our company and SWS. We also expanded our operations with the acquisition of new containers and other fixed assets which, as a result, increased the revenue generated during the period.

Cost of Revenue

For the year ended December 31, 2024 compared to December 31, 2023, our cost of revenue increased by $3,335,050, or 56%, from $5,905,892 to $9,240,942. The increase was primarily a result of the acquisition of SWS on May 31, 2024, and the resulting increased revenue caused by the combined operations of our company and SWS. We also have continued to expand the Trucking Segment operations through acquisition of new containers and other fixed assets which also resulted in increased cost of revenues.

Operating Expenses

For the year ended December 31, 2024 compared to December 31, 2023, our salary and salary-related costs increased by $182,613, or 12%, from $1,530,486 to $1,713,297. The increase was primarily due to the increased personnel costs associated with the acquisition of SWS and increases in the operational activities of Titan Trucking.

For the year ended December 31, 2024 compared to December 31, 2023, our stock-based compensation decreased by $5,525,193, or 99%, from $5,590,486 to $65,293. In the third quarter of 2023, we cancelled substantially all of the stock-based compensation we granted earlier in 2023 (for which we had recorded a 2023 stock-based compensation expense of $5,586,796), in exchange for an agreement to replace that grant with a new stock-based compensation grant in 2024. The decrease was also driven by the inputs to the Black-Scholes pricing model, in particular the estimated fair value of our common stock. The changes in inputs affected the valuation of the stock-based awards we issued.

For the year ended December 31, 2024 compared to December 31, 2023, our professional fees increased by $53,137, or 2%, from $3,123,650 to $3,176,787. The increase was attributed primarily to consulting, accounting and legal fees incurred due to our acquisition activities.

Our amortization expense was $68,750 for the years ended December 31, 2024 and 2023. There was no change to amortization expense as there were no changes to our intangible assets.

For the year ended December 31, 2024 compared to December 31, 2023, our general and administrative expenses increased by $215,347, or 22%, from $985,685 to $1,201,032. The increase was primarily due to our increased operational and sales activities, the addition of leases, and the acquisition of SWS.

Interest Expense, net of Interest Income

For the year ended December 31, 2024 compared to December 31, 2023, our interest expense, net of interest income increased by $2,874,097, or 208%, from $1,380,122 to $4,254,219. The increase was due mainly to a large increase in debt instruments accruing interest on our consolidated balance sheet as a result of the Titan Merger and the acquisition of SWS. We have also issued and sold new debt instruments following the Titan Merger, which has resulted in increased interest expense.

Net Loss from Continuing Operations

For the year ended December 31, 2024 compared to December 31, 2023, our net loss from continuing operations decreased by $118,320,474, or 92%, from $128,724,870 to $10,404,396 due primarily from the decrease in stock-based compensation, the increase in revenue, and the decrease in the loss on extinguishment and issuance of share rights of $116,591,322. The decrease in net loss from continuing operations was primarily offset by an increase in interest expense, net of interest income, and the loss on extinguishment of convertible debt and issuance of Series B Preferred Stock of $806,920.

Segment Analysis

Operating segments are components of an enterprise about which separate financial information is available and is evaluated regularly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, prior to February 9, 2025, we had identified our Chief Operating Officer as the CODM. However, on February 9, 2025, our Chief Operating Officer resigned his employment with our company and we identified our Chief Executive Officer as the CODM for the period beginning on February 9, 2025. Our CODM makes decisions regarding resource allocation and performance assessment using net loss from continuing operations as presented within the consolidated statement of operations included in Part II, Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Prior to the Recoup Sale, we operated in two segments: Trucking and Digester. Following the Recoup Sale, our continuing operations operate and report solely in the Trucking Segment.

Trucking Segment: The Trucking Segment generates service revenues and incurs expenses by transporting environmental and other waste for customers.

(Former) Digester Segment: The Digester Segment primarily generated revenues and incurred expenses through the production and sale of ‘digester’ equipment to customers. The segment also generated revenue through related services such as digester maintenance and software services.

We believed that this structure reflected our operational and financial management prior to the Recoup Sale, and that it provided the best structure for our company to focus on growth opportunities while maintaining financial discipline. The factors used to identify the operating segments were the segment’s revenue streams and customer base, the reporting structure for operational and performance information within our company, and our decision to organize our company around the segment’s revenue generating activities.

Adjusted EBITDA (Non-U.S. GAAP Financial Measure from Continuing Operations)

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

We define Adjusted EBITDA as net loss from continuing operations before interest expense (net of interest income), income taxes, depreciation and amortization, and certain non-recurring and non-cash transactions such as loss on extinguishment of convertible debt and issuance of share rights, stock-based compensation, and the change in fair value of derivative liabilities. Our management believes that this presentation provides useful information to management and investors regarding our core trends by providing a more direct view of the underlying costs and performance. In addition, management uses this measure for reviewing our financial and operational results. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.

We do not consider Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with U.S. GAAP. The principal limitation of Adjusted EBITDA is that it excludes certain expenses and income that are required by U.S. GAAP to be recorded in our consolidated financial statements. In addition, Adjusted EBITDA is subject to inherent limitations as this metric reflects the exercise of judgment by management about which expenses and income are excluded or included in determining Adjusted EBITDA. In order to compensate for these limitations, management presents Adjusted EBITDA in connection with U.S. GAAP results. A reconciliation of net loss from continuing operations to Adjusted EBITDA is as follows:

	Years Ended
	December 31,
	2024	2023

Net loss from continuing operations	$(10,404,396)	$(128,724,870)

Interest expense, net of interest income	4,254,219	1,380,122
Income taxes	-	-
Depreciation and amortization (a)	959,965	492,770
	(5,190,212)	(126,851,978)
Non-recurring, non-cash transactions:
Change in fair value of derivative liability	(17,500)	(41,670)
Stock-based compensation	65,293	5,590,486
Gain on exchange of convertible notes for common stock (b)	(86,459)
Loss on extinguishment of convertible debt and issuance of Series B Preferred Stock (c)	806,920	-
Loss on extinguishment of convertible debt and issuance of share rights (d)	-	116,591,322
Adjusted EBITDA	$(4,421,958)	$(4,711,840)

(a)	This amount includes $891,215 and $424,020 of depreciation expense included in cost of revenues in the consolidated statement of operations for the years ended December 31, 2024 and 2023, respectively.

(b)	On December 31, 2024, we and certain of our lenders agreed to modify the terms of the promissory notes we had issued as consideration for the acquisition of SWS. Additionally, the lenders agreed to sign a subordination agreement with one of our financiers in exchange for the issuance of 3,000,000 shares of our common stock. Among other changes to the promissory notes, $150,000 of principal and $149,352 of accrued interest were exchanged for 5,987,050 shares of common stock. As a result of these transactions, we recognized a gain of $86,459.

(c)	On July 2, 2024, we agreed to exchange an aggregate principal value of $500,000 of notes payable for 50,453 warrants and 50,453 shares of Series B Preferred Stock. As a result of this transaction, we recognized a loss of $806,920.

(d)	On July 17, 2023, we agreed to exchange $1,944,000 of convertible notes and $75,263 of accrued interest in exchange for the 38,800,764 Series A Rights. Concurrently, on July 17, 2023, we agreed to exchange 220,153 shares of Series B Preferred Stock for 22,013,500 Series A Rights. Further, on July 17, 2023, we agreed to exchange 5,000,000 shares of common stock and a payment of receivable from our company for unreimbursed advances in the amount of $100,000 for an aggregate of 7,000,000 Series A Rights. On July 20, 2023, we exchanged 14,118,233 shares of common stock and 1,250,000 shares of Series B Preferred Stock for 108,729,363 Series A Rights and 30,388,873 Series B rights. As a result of these transactions, we recognized a loss of $116,591,322.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2024, we had $2,977 in cash compared to $33,840 at December 31, 2023, a decrease of $30,863. As of December 31, 2024, we had approximately $1,212,000 in accounts receivable compared to approximately $659,000 at December 31, 2023, an increase of approximately $553,000. The increase in receivables was primarily from the approximately $1,388,000 of receivables gained from the acquisition of SWS, offset primarily by a decrease in accounts receivables of $844,000.

As of December 31, 2024, we had total current assets of approximately $1.6 million and total current liabilities of approximately $18.8 million, or negative working capital of approximately $17.2 million, compared to total current assets of approximately $1.5 million and total current liabilities of approximately $12.4 million, or negative working capital of $10.9 million as of December 31, 2023. This is a decrease in working capital of approximately $6.3 million over the working capital balance at the end of 2023 driven primarily by the acquisition of SWS and the issuance of debt securities completed during the twelve-month period.

As of December 31, 2024, we had undiscounted obligations in the amount of approximately $12.2 million relating to the payment of indebtedness due within one year. We anticipate meeting our cash obligations on our indebtedness that is payable on or prior to December 31, 2024 primarily through the issuance of debt and equity securities, as well as through earnings from operations.

Our future capital requirements for our operations will depend on many factors, including the profitability of our businesses, the number and cash requirements of other acquisition candidates that we pursue, and the costs of our operations. We plan to generate positive cash flow from SWS and Titan Trucking to address some of our liquidity needs. However, to execute our business plan, service our existing indebtedness, finance our proposed acquisitions and implement our business strategy, we anticipate that we may need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute our current stockholders’ ownership in us and could also result in a decrease in the market price of our common stock. The terms of those securities issued by us in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. Furthermore, any debt financing, if available, may subject us to restrictive covenants and significant interest costs. There can be no assurance that we will be able to raise additional capital, when needed, to continue operations in their current form.

During the years ended December 31, 2024 and 2023, our capital expenditures were approximately $1.1 million and approximately $0.6 million, respectively. During the year ended December 31, 2024, we offset our capital expenditures with approximately $94,000 in proceeds from the disposal of property and equipment. During the year ended December 31, 2023, we offset our capital expenditures with approximately $97,000 from the proceeds from disposal of property and equipment.

We expect our capital expenditures for next 12 months will grow as we continue to expand the SWS operational activities. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

Cash Flows

	Years Ended December 31,
	2024	2023
Net cash used in operating activities – continuing operations	$(12,681,232)	$(23,943,211)
Net cash used in investing activities – continuing operations	(5,619,634)	(477,979)
Net cash provided by financing activities – continuing operations	7,048,016	3,816,581
Net cash provided by operations – discontinued operations	10,367,127	20,694,580
Net cash provided by investing activities – discontinued operations	785,122	(13,043)
Net increase (decrease) in cash	$(100,601)	$76,928

Operating Activities. The net cash used in operating activities from continuing operations for the year ended December 31, 2024 was primarily used to fund a net loss of approximately $21.5 million, adjusted for non-cash expenses in the aggregate amount of approximately $3.3 million. Non-cash expenses were primarily made up of approximately $1.8 million of the amortization of debt discounts, depreciation and amortization of approximately $1.0 million and a loss on extinguishment of convertible debt and issuance of Series B Preferred Stock and warrants of approximately $807,000. Approximately $5.5 million of cash was generated from net changes in the levels of operating assets and liabilities, primarily related to an increase in accounts payable of $3.5 million, an increase in accrued interest of $906,000, net collections of accounts receivable of $844,000 and a decrease in the right-of-use asset of $323,000.The cash generated was offset by a decrease in the finance lease liability of $17,000 and a decrease in the operating lease liability of $300,000.

The net cash used by operating activities from continuing operations for the year ended December 31, 2023 was primarily used to fund a net loss of approximately $149 million, adjusted for non-cash income in the aggregate amount of approximately $123 million. Non-cash income was composed primarily of $117 million in loss on extinguishment and issuance of share rights and $5.6 million of stock-based compensation. Approximately $2.1 million was generated by net changes in the levels of operating assets and liabilities, primarily related to increases in accounts payable, increases in accrued expenses, and an increase to accrued interest. The cash generate was offset by increases in other assets, increases in accounts receivable and increases in prepaid expenses.

Investing Activities. During the year ended December 31, 2024, our cash used in investing activities from continuing operations was composed of approximately the $4.7 million used to purchase SWS, and the approximately $1.1 million cash used to acquire property and equipment. The cash used was offset by proceeds from the disposal of property and equipment of $94,000.

The net cash used by investing activities from continuing operations for the year ended December 31, 2023 was composed of $643,000 used to purchase property and equipment, offset by the net cash of $68,000 received due to the Titan Merger and the proceeds from the disposal of property and equipment of $97,000.

Financing Activities. There was $7.0 million in cash generated from financing activities from continuing operations during the year ended December 31, 2024. This was primarily due to proceeds of $4.2 million from the Series B Offering, proceeds from notes payable of $2.5 million, and proceeds from a combination of convertible notes and warrants of $3.2 million. This was offset by the repayment of notes payables of $3.1 million, the repayment of related party notes payable of $315,000 and the Series B Offering costs of $290,000.

There was $3.8 million in cash generated from financing activities from continuing operations during the year ended December 31, 2023. This was primarily due to proceeds from convertible notes of $2.6 million, proceeds from notes payable – related parties of $1.3 million, proceeds from notes payable of $871,000, proceeds from convertible notes – related parties of $675,000 and cash from the issuance of warrants of $267,000. Cash provided from financing activities was offset by approximately $1.8 million of repayments of notes payable and $160,000 of repayments of notes payable – related parties.

Non-Cash Investing and Financing Activities. During the year ended December 31, 2024, there was non-cash financing activity of $3,010,000 from Series A Preferred Stock issued related to a guarantee agreement. There was non-cash activity of $1,308 from the exercise of share rights into common stock and non-cash activity of $2,993 from the paid in-kind repayment of related party notes payable. Additionally, we had non-cash activity of $1,129,000 due to the termination of a lease and non-cash activity of $4,249,599 due to the remeasurement of the Series B Preferred Stock to its redemption value. Further, during the year ended December 31, 2024, there was non-cash proceeds from the sale of a business of $1,000,000, non-cash activity of $2,859,898 related to promissory notes issued in the acquisition of a business, and non-cash activity of $8,568,000 from Series A Preferred Stock issued in the acquisition of a business. We note that during the year ended December 31, 2023 there was approximately $27 million of non-cash activity related to the recapitalization of equity due to the Titan Merger. Additionally, we settled a note payable as a contribution to equity for $170,000.

Cash Payments for Interest and Income Taxes. We had approximately $1,733,000 and 578,000 of cash payments for interest expense for the years ended December 31, 2024 and 2023, respectively. There were no cash payments for income taxes for the years ended December 31, 2024 and 2023, respectively.

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

Goodwill

Goodwill represents the excess of the acquisition price of a business over the fair value of identified net assets of that business. Goodwill has an indefinite lifespan and is not amortized. We evaluate goodwill for impairment at least annually and record an impairment charge when the carrying amount of a reporting unit with goodwill exceeds the fair value of the reporting unit. We have one reporting unit, the trucking unit.

We assess qualitative factors to determine if it is necessary to conduct a quantitative goodwill impairment test. If deemed necessary, a quantitative assessment of the reporting unit’s fair value is conducted and compared to its carrying value in order to determine the impairment charge. Due to the acquisition of SWS, we recognized goodwill of $12,440,922.

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

Valuations derived from various models are subject to ongoing internal and external verification and review. We determine the fair value of our convertible instruments and derivative liabilities using various valuation models, including the Black-Scholes pricing model. The inputs used in those valuation models involve our judgment and may impact net loss.

Stock-Based Compensation

We account for stock awards to employees and non-employees following ASC Topic 718, Compensation – Stock Compensation by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award.

Common Stock

Beginning on December 31, 2024, due to the lack of an active market for our common stock, we, together with our board of directors, were required to estimate the fair value of our common stock at the time of each grant of stock-based compensation. We utilize various valuation methodologies to estimate the fair value of our common stock. Each valuation methodology includes estimates and assumptions that require our judgment. These estimates and assumptions include a number of objective and subjective factors in determining the value of our common stock at each grant date, including the following factors:

●	prices paid for our capital stock that we have sold to outside investors in arm’s-length transactions, considering the rights and privileges of the securities sold relative to the common stock;
●	valuations performed by an independent valuation specialist;
●	our stage of development and revenue growth;
●	the market performance of comparable publicly traded companies;
●	the likelihood of achieving a liquidity event for the common stock underlying the stock-based awards, such as uplisting to a more liquid stock exchange;
●	adjustments necessary to recognize a lack of marketability for the common stock

Prior to December 31, 2024, we valued our common stock using the trading price of our publicly-listed common stock. We intend to return to this valuation methodology upon the establishment of an active market for our common stock.

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

Our audited consolidated financial statements for the years ended December 31, 2024 and 2023, together with the notes thereto and the report of Freed Maxick P.C. thereon, are included in this Report on pages F-1 through F-47.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2024 due to the following material weaknesses.

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

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Trading Plans

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table provides information regarding our executive officers and directors:

Name	Age	Position(s)
Executive Officers
Glen Miller	66	Chairman, Chief Executive Officer and President
Dominic Campo	61	Chief Operating Officer
Michael Jansen	67	Chief Financial Officer and Secretary
Directors
Frank E. Celli	53	Director
Ajay Sikka	57	Director

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

Dominic Campo was appointed our Chief Operating Officer in March 2025 after serving as a consultant to our company since our acquisition of SWS in May 2024. Mr. Campo has been in the waste collection and recycling industry for over 55 years. Over the course of his career, he has been the founder and senior executive of multiple solid waste companies, with operational and sales experience in numerous facets of the industry, including waste collection and recycling operations. Mr. Campo was a founder of SWS in 2017 and served as its Chief Executive Officer until our acquisition of SWS in May 2024. From 1978 to 2017, Mr. Campo was a Vice President of Metro Sanitation LLC, a waste management company that provides waste collection, transfer station operations and disposal services in metropolitan Detroit, with responsibility for operations management, contract negotiations and strategic planning. From 1978 to 1998, Mr. Campo held various management positions, including most recently as a Senior Vice President, at Standard Disposal Inc., with responsibility for municipal, commercial and industrial sales and retention, corporate procurement, the development and implementation of standard operating procedures and budget and finance. Each of these companies was sold to a larger competitor at the time of, and it connection with, Mr. Campo’s departure.

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

Ajay Sikka was appointed as a director of our company in July 2017. From July 2017 until May 2023, Mr. Sikka served as our Chief Executive Officer, President, and Chief Financial Officer. From May 2014 until July 2017, Mr. Sikka served as Chief Executive Officer of OmniM2M, Inc., an IioT hardware, software and services company. From March 2011 until July 2017, Mr. Sikka served as Chief Executive Officer of TraQiQ Solutions, Inc., a technology provider that is focused on providing software products, services and support to enterprise customers, including Microsoft, Staples, Accenture, and Pactera. From April 2004 to February 2011, Mr. Sikka served as Senior Director at Microsoft Corp., a technology software company, where he worked on multiple teams, including Law & Corporate affairs, Central IT, and Business Strategy. Mr. Sikka also managed Microsoft’s CloudCRM team that provided Customer Relationship Management (CRM) services within Microsoft. From April 2000 to March 2004, Mr. Sikka served as Chief Executive Officer of IndiaHQ Solutions, Inc., a content provider (Websites, newspapers, Yellow pages) for the South Asian community. From April 1996 to April 2000, Mr. Sikka served as Group Manager at Microsoft where he drove Microsoft’s internet business and content management initiatives with telecommunications and Internet service providers. Mr. Sikka is an active angel investor and board of director member for startup companies and new ventures in the Seattle area.

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

Board Composition and Structure

Our business and affairs are managed under the direction of our board of directors, which currently consists of three members. We are currently seeking to add two additional members to our board of directors. The term of service for each director is until his or her successor is elected at our annual meeting or his or her death, resignation or removal, whichever is earliest to occur.

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

Committees of our Board of Directors

We currently do not have a formal audit committee, a compensation committee or a nominating and corporate governance committee. As our business expands, and if we seek to list our common stock on a national stock exchange, our board of directors will evaluate the necessity of such committees.

Audit Committee

In connection with our plan to list our common stock on a national stock exchange, we intend to establish an audit committee of the board of directors consisting of “independent directors” for purposes of serving on an audit committee under Rule 10A-3 under the Exchange Act and NYSE American rules and will include an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K under the Securities Act. The audit committee may be responsible for, among other matters:

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

Compensation Committee

In connection with our plan to list our common stock on a national stock exchange, we intend to establish a compensation committee of the board of directors consisting of “independent directors” under the rules of the NYSE American and the definition of non-employee director under Rule 16b-3 promulgated under the Exchange Act. The compensation committee may be responsible for, among other matters:

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

Nominating and Corporate Governance Committee

In connection with our plan to list our common stock on a national stock exchange, we intend to establish a nominating and corporate governance committee of the board of directors consisting of “independent directors” under the rules of the NYSE American, which may be responsible for, among other matters:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2024 filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2024, except for late Form 4 filings reporting (i) one transaction by Glen Miller, our Chairman and Chief Executive Officer, (ii) one transaction by Jeffrey Rizzo, our former Chief Operating Officer and a former director of our company, (iii) one transaction by Frank Celli, a director of our company, (iv) one transaction by Richard Berman, a former director of our company, and (v) one transaction by Ajay Sikka, a director of our company. As of the date of the filing of this annual report, all such Form 4 filings of Messrs. Miller, Celli and Sikka have been made.

ITEM 11.	Executive Compensation

Summary Compensation Table

The following table provides for the fiscal years indicated below certain summary information concerning compensation awarded to, earned by or paid to the individuals who served as “named executive officers” in fiscal 2024. “Officer” is defined in Rule 16a-1 of the Exchange Act to include those who perform a policy-making function, and “named executive officers” are defined by Item 402 of Regulation S-K to be the principal executive officer, the principal financial officer, and the other three most highly compensated executive officers, each of whose total compensation for the last fiscal year exceeded $100,000.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)		All Other Compensation	Total
Glen Miller	2024	$266,634	$-	$26,650		$-	$293,284
Chairman, Chief Executive Officer and President	2023	295,000	-	-	(3)	4,500	299.500
Michael Jansen	2024	180,769	-	-		5,500	186,269
Chief Financial Officer and Secretary	2023	200,000	-	-		3,000	203,000
Jeffrey Rizzo(2)	2024	248,557	-	7,995		8,250	264,802
Former Chief Operating Officer	2023	275,000	-	-		4,500	279,500
Ajay Sikka	2024	-	-	-		-	-
Former Chief Executive Officer and Chief Financial Officer(4)	2023	300,000	-	-		-	300,000

(1)	See Note 15 - “Stock-Based Compensation” of the Notes to our audited financial statements for the year ended December 31, 2023 included elsewhere in this prospectus for a detailed description of the assumptions that we used in determining the dollar amounts recognized for financial statement reporting purposes of our stock awards.

(2)	Mr. Rizzo served as an officer of our company from May 19, 2023 to February 9, 2025.

(3)	On May 19, 2023, we agreed to award 70,100 shares of Series A Preferred Stock that vested immediately to Mr. Miller and, as a result, recorded $5,586,796 of stock-based compensation (See Note 14 - Stockholders’ Equity of the Notes to our audited financial statements for the year ended December 31, 2023 included elsewhere in this prospectus). On September 28, 2023, we agreed with Mr. Miller to cancel such award and the shares of Series A Preferred Stock were rescinded.

(4)	Mr. Sikka served as our Chief Executive Officer and Chief Financial Officer prior to his resignation from such offices on May 19, 2023.

Employment Contracts and Potential Payments Upon Termination or Change in Control

Employment Agreements

On May 15, 2023, we entered into a five-year employment agreement with Michael Jansen, our Chief Financial Officer. On May 19, 2023, we entered into five-year employment agreements with Glen Miller, our Chief Executive Officer, and Jeffrey Rizzo, our former Chief Operating Officer.

The following is a summary of the compensation arrangements set forth in each employment agreement described above:

Executive	Title	Annual Base Salary	Initial Restricted Stock Grant in Shares
Glen Miller	Chairman, Chief Executive Officer, and President	$295,000	7,948,753
Jeffrey Rizzo	Former Chief Operating Officer	275,000	7,948,753
Michael Jansen	Chief Financial Officer and Secretary	200,000	500,000

As an incentive to commence employment with us, pursuant to such agreements, we agreed to issue to each of Messrs. Miller and Rizzo a restricted stock award of 7,948,753 shares of common stock and to Mr. Jansen a restricted stock award of 500,000 shares of common stock, all in accordance with our 2023 equity incentive plan. Such shares of common stock were to vest annually in five equal installments over five years. Additionally, as an incentive to commence employment with Mr. Jansen, we agreed to pay Mr. Jansen a signing bonus of $50,000, payable in five equal monthly installments commencing on the 120th day of employment. As of December 31, 2024 and the date of this report, none of the awards mentioned in this paragraph have been issued.

In addition, if for any fiscal year during the term of such agreements, our net revenues, exclusive of extraordinary one-time revenues, exceed the Base Amount (as defined below), then commencing on January 1 of the next succeeding fiscal year, each of Messrs. Jansen’s and Miller’s base salary will be, and Mr. Rizzo’s base salary was to be, increased by 10% for every $50,000,000 of annual revenue we achieved in such fiscal year over the Base Amount. For purposes of the employment agreements, the “Base Amount” is initially $100,000,000 and will be adjusted each January 1 during the term of the agreements to the amount, rounded down to the next increment of $50,000,000, by which the amount of our net revenues, exclusive of extraordinary one-time revenues, for the prior fiscal year exceeded the Base Amount for such fiscal year. In addition to base salary, each of Messrs. Jansen and Miller will be, and Mr. Rizzo was to be, eligible to participate in a yearly discretionary performance-based bonus plan, in accordance with a bonus plan approved by our board of directors, with the bonus target in each calendar year equal to 45% of the executive’s base salary for Mr. Miller and Mr. Rizzo and equal to 15% of the executive’s base salary for Mr. Jansen. The bonuses will be based upon agreed-upon goals and milestones being met by the executive.

Under each of these employment agreements, Messrs. Jansen and Miller will be, and Mr. Rizzo was to be, entitled to severance in the event we terminate his employment without Cause (as defined in the employment agreement), or he resigns from his employment for Good Reason (as defined in the employment agreement). The severance amount for each of Messrs. Miller and Rizzo would be (i) his pro rata base salary through the date of termination, and (ii) a severance amount equal to 12 months’ salary. The severance amount for Mr. Jansen would be (i) his pro rata base salary through the date of termination, and (ii) a severance amount equal to six months’ salary.

Each employment agreement also contains standard employee agreements containing customary confidentiality restrictions and work-product provisions, as well as customary non-competition covenants and non-solicitation covenants with respect to our employees, consultants and customers.

Consulting Agreement

In connection with our acquisition of SWS in May 2024, we entered into a consulting agreement dated as of May 31, 2024 with Dominic Campo, then the Chief Executive Officer of SWS and currently our Chief Operating Officer. Pursuant to such consulting agreement, we are obligated to pay to Mr. Campo a consulting fee in the amount of $23,333.33 per month, commencing on June 1, 2024, for consulting services in connection with, among other matters, the integration of the operations of SWS with the operations of Titan Trucking, new customer engagement and the identification and negotiation of new acquisition opportunities. The consulting agreement has a term of five years and includes standard non-compete and non-solicitation provisions. Following the appointment of Mr. Campo as our Chief Operating Officer on March 28, 2025, Mr. Campo and our board of directors commenced discussions and negotiations regarding the termination of Mr. Campo’s consulting agreement and the compensation to be paid to Mr. Campo and an executive officer and employee of our company. It is expected that such negotiations will be resolved in April 2025.

Board of Directors Compensation

No compensation was paid to our non-employee directors for services rendered during the year ended December 31, 2024. Directors who are employees of our company or of any of our subsidiaries receive no additional compensation for serving on our Board of Directors or any of its committees.

In 2025, we intend to adopt a program regarding compensation to our non-employee directors. The director compensation program may include compensation to our non-employee directors in cash, equity or a combination of the two.

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

Equity Incentive Plan

2023 Equity Incentive Plan. On October 10, 2023, our board of directors approved, and on or about October 10, 2023 our stockholders approved, the 2023 Stock Incentive Plan (the “2023 Plan”) to provide an additional means to attract, motivate, retain and reward selected employees and other eligible persons. Effective January 10, 2024 and in conjunction with the reincorporation of our company in the State of Nevada, the 2023 Plan was adopted.

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

Authorized Shares. A total of 32,500,000 shares of our common stock are authorized for issuance under our 2023 Plan. As of the date of this report, stock option grants for the purchase of an aggregate of 24,500,000 shares of common stock have been made under the 2023 Plan, and 8,000,000 shares authorized under the 2023 Plan remain available for award purposes. The 2023 Plan does not have a limitation on the number of authorized shares that may be issued pursuant to incentive stock options. The shares available for issuance may be authorized but unissued shares or shares reacquired by us and held in its treasury. The share reserve under our 2023 Plan is depleted by the maximum number of shares, if any, that may be issuable under an award as determined at the time of grant. However, awards that may only be settled in cash (determined at the time of grant) do not deplete the share reserve.

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

Incentive Plan Awards

The following table sets forth information relating to stock option grants made to our named executive officers during the fiscal year ended December 31, 2024.

	Date of Option Grant	# of Options	Fair Value($)(1)
Glen Miller	December 31, 2024	10,000,000	$26,650
Jeffrey Rizzo	December 31, 2024	3,000,000	7,995

(1)	Reflects the aggregate fair value computed in accordance with the provisions of the Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC 718. These amounts reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2024.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that Have Not Vested
Glen Miller	10,000,000	-	$0.04	12/31/2029	-	$-
Jeffrey Rizzo	3,000,000	-	0.04	12/31/2029	-	-

Director Compensation

General

The following discussion describes the significant elements of the expected compensation program for members of the board of directors and its committees. The compensation of our directors is designed to attract and retain committed and qualified directors and to align their compensation with the long-term interests of our stockholders. Directors who are also executive officers (each, an “Excluded Director”) will not be entitled to receive any compensation for his or her service as a director, committee member or Chair of our board of directors or of any committee of our board of directors.

Director Compensation

Our non-employee director compensation program is designed to attract and retain qualified individuals to serve on our board of directors. Our board of directors, on the recommendation of our compensation committee, will be responsible for reviewing and approving any changes to the directors’ compensation arrangements. In consideration for serving on our board of directors, each director (other than Excluded Directors) will be paid an annual retainer. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred while serving as directors.

Prior to December 31, 2024, each of our non-employee directors received no cash compensation for their service on the board of directors. The directors were entitled to option awards as compensation for their service. On December 31, 2024, our board of directors approved the following new compensation program for the non-employee members of our board of directors.

Cash Compensation. Under such program, we will pay each non-employee director a cash fee, payable quarterly, of $40,000 per year for service on our board of directors.

Committee Fees. If a non-employee director is designated to participate on a committee of our board of directors as either a chairperson or non-chairperson member, such director will be entitled to compensation in addition to the quarterly cash fee in accordance with the following table:

	Chair	Member
Audit Committee	$5,000/qtr	$2,500/qtr
Compensation Committee	$5,000/qtr	$2,500/qtr
Nominating and Governance Committee	$5,000/qtr	$2,500/qtr

Equity Awards. Each non-employee director will receive a one-time initial restricted stock unit award for shares of our common stock, which shares shall vest in arrears in two equal tranches on the first and second anniversaries of service on our Board. The amount will be set by the Compensation Committee. Each non-employee director shall also be eligible to receive grants of stock options, each in an amount designated by the Compensation Committee of our board of directors, from any equity compensation plan approved by the Compensation Committee of our Board. Directors who receive such awards for their service on the board will be entitled to keep the vested grants for the year pro rata up to the date of a “qualified event”. A “qualified event” includes (i) death, (ii) incapacitation from which the director is not likely to return, (iii) removal other than for cause, (iv) resignation, (v) voluntarily electing not to stand for re-election, or (vi) not being nominated for election to the board for an additional term. In the case of (v) and (vi), the last date shall be the date on which the new director’s term begins.

In addition to such compensation, we will reimburse each non-employee director for all pre-approved expenses within 30 days of receiving satisfactory written documentation setting out the expense actually incurred by such director. These include reasonable transportation and lodging costs incurred for attendance at any meeting of our Board of Directors.

The following table sets forth the director compensation we paid in the year ended December 31, 2024 (excluding compensation to our executive officers set forth in the summary compensation table above).

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total ($)
Richard Berman	$—	$3,998	$3,998
Frank Celli	—	22,653	22,653
Ajay Sikka	—	3,998	3,998
Total:	$	$30,649	$30,649

(1)	The amounts reflected for Stock Awards in the table above represent the dollar amount recognized for financial statement reporting purposes with respect to the fair value of stock options granted in accordance with ASC Topic 718, Compensation — Stock Compensation. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized upon exercise.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2025 by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after March 15, 2025. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Unless otherwise noted below, the address of the persons listed on the table is c/o Titan Environmental Solutions Inc., 300 E. Long Lake Road, Suite 100A, Bloomfield Hills, Michigan 48304.

	Common Stock			Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Aggregate Voting Shares
Name of Beneficial Owner	No. of Shares		Percentage (%)(1)	No. of Shares	%(2)	No. of Shares	%(3)	No. of Shares	%(4)	No. of Shares	%(5)
Named Executive Officers and Directors
Glen Miller	10,000,000	(6)	20.99%	—	-	5,045	*	—	—	11,013,213	3.74%
Michael Jansen	—		—	—	—	—	—	—	—	—	—
Frank E. Celli	8,500,000	(7)	18.42%	—	—	20,183	3.49%	125,000	25%	12,553,419	4.27%
Ajay Sikka	8,265,605	(8)	21.11%	—	—	—	—	—	—	8,265,605	2.84%
Dominic Campo	55,200,000	(9)	59.45%	552,000	39.49%	—	—	—	—	55,200,000	19.50%
Executive Officers and Directors as a Group (four persons)	81,965,605		72.63%	552,000	39.49%	25,228	4.36%	125,000	25.0%	87,032,237	28.72%
5% Beneficial Owners
Titan 5, LLC(10)	22,653,917	(11)	37.57%	226,539	16.21%	10,091	1.75%	—	—	22,653,917	8.00%
Titan Holdings 2, LLC(12)	14,384,390	(13)	27.65%	143,844	10.29%	—	—	—	—	14,384,390	5.08%
Jeffrey Rizzo(14)	21,479,341	(15)	36.33%	184,793	13.22%	—	—	—	—	21,479,341	7.51%
One Waste Group LLC(16)	21,500,000	(17)	36.35%	215,000	15.38%	—	—	—	—	21,500,000	7.60%

*	Less than 1%.

54

(1)

The ownership percentages in this column have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on March 15, 2025. On March 15, 2025, there were 37,646,174 shares of common stock, 1,397,900 shares of Series A Preferred Stock, 578,245 shares of Series B Preferred Stock, and 500,000 shares of Class C Preferred Stock outstanding. Each outstanding share of Series A Preferred Stock is convertible into 100 shares of common stock at any time at the election of the holder of such share. Each outstanding share of Series B Preferred Stock is convertible at any time at the election of the holder into shares of common stock equivalent to the stated value of such Series B Preferred Stock, plus accrued and unpaid dividends thereon, divided by $5.00 per share; provided, however, that holders of Series B Preferred Stock will not be able to convert shares of Series B Preferred Stock and receive shares of common stock upon such exercise to the extent that after giving effect to such issuance after exercise, the holder would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of the applicable shares of Series B Preferred Stock (a “Blocker Restriction”). Each outstanding share of Series C Preferred Stock is convertible at any time at the election of the holder into shares of common stock equivalent to the stated value of such Series C Preferred Stock, divided by $0.05 per share; provided, however, that the conversion of the Series C Preferred Stock is subject to a Block Restriction. On March 15, 2025, there were also 176,443,627 Series A Rights and 7,976,971 Series B Rights outstanding. Each Series A Right and each Series B Right is exercisable for one share of common stock at any time at the election of the holder thereof; provided, however, that the exercise of the Rights is subject to a Blocker Restriction.

To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of common stock issuable to that person in the event of the exercise or conversion of outstanding options and other derivative securities, including our Series A Rights, Series B Rights, Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock owned by that person that are exercisable or convertible within 60 days of March 15, 2025. If a person owns Rights, Series B Preferred Stock, or Series C Preferred Stock that are not fully exercisable due to the Blocker Restriction applicable to such person, we have included in the calculation only the number of shares issuable upon the exercise of such Rights, Series B Preferred Stock, or Series C Preferred Stock that, when added to the percentage ownership of the outstanding shares of common stock that such person owns giving effect to all other shares beneficially owned by such person, including shares issuable upon the exercise or conversion of other derivative securities that are exercisable or convertible within 60 days of March 15, 2025, that would bring such person’s beneficial ownership to 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the applicable Rights, Series B Preferred Stock, or Series C Preferred Stock. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

(2)

The ownership percentages in this column have been calculated on the basis of treating as outstanding for a particular person, all shares of our Series A Preferred Stock outstanding on March 15, 2025. On December 15, 2024, there were 1,397,900 shares of our Series A Preferred Stock outstanding.

To calculate a stockholder’s percentage of beneficial ownership of Series A Preferred Stock, we include in the numerator such persons number of shares of Series A Preferred Stock and in the denominator, the total number of shares of Series A Preferred Stock outstanding as of March 15, 2025.

(3)

The ownership percentages in this column have been calculated on the basis of treating as outstanding for a particular person, all shares of our Series B Preferred Stock outstanding on March 15, 2025. On March 15, 2025, there were 578,245 shares of our Series B Preferred Stock outstanding.

To calculate a stockholder’s percentage of beneficial ownership of Series B Preferred Stock, we include in the numerator such persons number of shares of Series B Preferred Stock and in the denominator, the total number of shares of Series B Preferred Stock outstanding as of March 15, 2025.

(4)

The ownership percentages in this column have been calculated on the basis of treating as outstanding for a particular person, all shares of our Series C Preferred Stock outstanding on March 15, 2025. On March 15, 2025, there were 500,000 shares of our Series C Preferred Stock outstanding.

To calculate a stockholder’s percentage of beneficial ownership of Series C Preferred Stock, we include in the numerator such persons number of shares of Series C Preferred Stock and in the denominator, the total number of shares of Series C Preferred Stock outstanding as of March 15, 2025.

(5)	The ownership percentages in this column have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on March 15, 2025. On March 15, 2025, there were 37,646,174 shares of common stock, 1,397,900 shares of Series A Preferred Stock, 578,245 shares of Series B Preferred Stock, and 500,000 shares of Series C Preferred Stock outstanding. Each outstanding share of Series A Preferred Stock and Series B Preferred Stock is entitled to vote with the common stock on any matter on an-as converted basis; provided, that the Series B Preferred Stock voting is subject to a Blocker Restriction. The Series C Preferred Stock is not entitled to any votes unless until converted into common stock. On March 15, 2025, there were also 176,443,627 Series A Rights and 7,976,971 Series B Rights outstanding. The Series A Rights and the Series B Rights have no voting rights unless exercised, and such exercise is subject to a Blocker Restriction.

To calculate a stockholder’s voting percentage, we include in the numerator: (i) the number of shares of common stock issued to such stockholder, (ii) the number of votes that such stockholder is entitled to have pursuant to their ownership of shares of Series A Preferred Stock and Series B Preferred Stock (subject to a Blocker Restriction), and (iii) the shares of common stock issuable to such stockholder upon the conversion of Series C Preferred Stock and/or exercise of outstanding Series A Rights and Series B Rights owned by that stockholder that are exercisable within 60 days of March 15, 2025, subject to a Blocker Restriction. To calculate a stockholder’s voting percentage, we include in the denominator: (i) the total number of shares of Common Stock outstanding as of March 15, 2025, (ii) the total number of votes that all stockholders are entitled to have pursuant to their ownership of shares of Series A Preferred Stock, (iii) the total number of votes that all stockholders are entitled to have pursuant to their ownership of shares of Series A Preferred Stock, subject to a Blocker Restriction, and (iv) the shares of common stock issuable to such stockholder upon the conversion of Series C Preferred Stock and/or the exercise of outstanding Series A Rights and Series B Rights owned by that stockholder that are exercisable within 60 days of March 15, 2025, subject to a Blocker Restriction. If a person owns Series B Preferred Stock that is not votable due to a Blocker Restriction, Series C Preferred Stock that is not convertible due to a Blocker Restriction, or Rights that are not fully exercisable due to a Blocker Restriction applicable to such person, we have included in the calculation only the number of shares issuable upon the exercise of such Series B Preferred Stock, Series C Preferred Stock and/or Rights that, when added to the percentage ownership of the outstanding shares of common stock that such person owns giving effect to all other shares beneficially owned by such person, including shares issuable upon the exercise or conversion of other derivative securities that are exercisable or convertible within 60 days of March 15, 2025, that would bring such person’s beneficial ownership to 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the applicable Series B Preferred Stock, Series C Preferred Stock or Right. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

(6)	Represents shares of common stock issuable upon exercise of 10,000,000 vested options issued on December 31, 2024. Does not include shares of common stock issuable upon the exchange of 1,250,000 Series A Rights, 5,045 shares of Series B Preferred Stock, and/or 504,500 warrants to purchase common stock beneficially owned by Mr. Miller, as such Series A Rights, Series B Preferred Stock, and/or warrants may not be exchanged, converted, or exercised at any time that the holder beneficially owns 4.99% of the outstanding common stock.

(7)	Represents shares of common stock issuable upon exercise of 8,500,000 vested options issued on December 31, 2024. Does not include shares of common stock issuable upon the exchange of 927,636 Series A Rights, 20,183 shares of Series B Preferred Stock, the conversion of 125,000 shares of Series C Preferred Stock, and/or the exercise of 2,018,300 warrants to purchase common stock beneficially owned by Mr. Celli, as such Series A Rights, Series B Preferred Stock, Series C Preferred Stock, and/or warrants may not be exchanged, converted, and/or exercised at any time that the holder beneficially owns 4.99% of the outstanding common stock. In addition, this does not include shares of common stock issuable upon the exchange of 44,679,817 Series A Rights owned directly by MVSR, LLC, a Nevada limited liability company (“MVSR”), and indirectly by Frank E. Celli in his capacity as the manager of MVSR, as such Series A Rights may not be exchanged or converted at any time that the holder beneficially owns 4.99% of the outstanding common stock.

(8)	Represents: (i) 6,765,600 shares of common stock owned by Mr. Sikka, and (ii) shares of common stock issuable upon exercise of 1,500,000 vested options issued on December 31, 2024. Does not include shares of common stock issuable upon the exchange of 11,500,000 Series A Rights as such Series A Rights may not be exchanged at any time that the holder beneficially owns 4.99% of the outstanding common stock.

(9)

Represents shares of common stock issuable upon the conversion of 522,000 shares of Series A Preferred Stock, of which 276,000 shares of Series A Preferred Stock are owned directly by Mr. Campo and 276,000 shares of Series A Preferred Stock are owned by Mr. Campo’s wife, Sharon Campo.

(10)	Michelle Rizzo, the sister-in-law of Jeffrey Rizzo, our former Chief Operating Officer and a former director, is the managing member of Titan 5, LLC and, as a result, may be deemed to have voting and investment power with respect to the shares held by Titan 5, LLC. The address of Titan 5, LLC is 3279 Baron Drive, Bloomfield Hills, MI 48302.

(11)	Represents shares of common stock issuable upon the conversion of 226,539 shares of Series A Preferred Stock. Does not include additional shares of common stock issuable upon the conversion of 10,091 shares of Series B Preferred Stock as such Series B Preferred Stock may not be converted at any time that the holder beneficially owns 4.99% of the outstanding common stock.

(12)	Marilyn Rizzo, the mother of Jeffrey Rizzo, our former Chief Operating Officer and a former director, is the managing member of Titan Holdings 2, LLC and, as a result, may be deemed to have voting and investment power with respect to the shares held by Titan Holdings 2, LLC. The address of Titan Holdings 2, LLC is 37106 Highview, New Baltimore, MI 48047.

(13)	Represents shares of common stock issuable upon the conversion of 143,844 shares of Series A Preferred Stock.

(14)	The address of Jeffrey Rizzo is 3279 Baron Drive, Bloomfield Hills, MI 48302.

(15)	Represents shares of common stock issuable upon the conversion of 184,793 shares of Series A Preferred Stock and shares of common stock issuable upon exercise of 3,000,000 vested options issued on December 31, 2024.

(16)	The address of One Waste Group LLC is 3279 Baron Drive, Bloomfield Hills, MI 48302.

(17)	Represents shares of common stock issuable upon the conversion of 215,000 shares of Series A Preferred Stock.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence.

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

Related Party Transactions

Other than compensation arrangements for our named executive officers and directors, which we describe herein, the only related party transactions to which we were a party during the years ended December 31, 2023 and 2024, since December 31, 2024, or any currently proposed related party transaction, are as follows, each of which was entered into prior to the adoption of the approval procedures described above.

Between February 1, 2023 and December 19, 2024, Titan Holdings 2, LLC, an entity that beneficially owned more than 5% of our common stock, made loans to us in the aggregate amount of $805,470 that mature on April 30, 2028. The interest rate on the loans was 10.5% per annum for the period of February 1, 2023 through November 30, 2023 and then 13.50% per annum commencing on December 1, 2023. Accrued interest is required to be paid on a monthly basis. However, we have failed to make all interest payments on these loans since March 27, 2023. On January 16, 2025, we repaid $75,000 of the principal amount of these loans.

On June 13, 2023, we sold and issued a 20% original issue discount convertible promissory note to Titan 5, LLC, an entity that beneficially owned more than 5% of our common stock, for a purchase price of $100,000. The note has a principal amount of $120,000, an annual interest rate of 10%, and a maturity date of June 13, 2024. The note contains a “rollover rights” conversion feature that enables the holder to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of our equity, equity-linked securities, or debt securities into the consideration for such public or private offering. On June 29, 2024, Titan 5, LLC extended the maturity date of this note to December 31,2024. We have not yet made any payments of principal or interest on this note.

Between June 13, 2023 and June 24, 2023, we sold and issued two 20% original issue discount convertible promissory notes to Glen Miller, our Chairman of the Board and Chief Executive Officer, for an aggregate purchase price of $400,000. The notes are each in the principal amount of $240,000. The notes have an annual interest rate of 10% per annum and had original maturity dates ranging from June 13, 2024 to July 24, 2024. The notes contain “rollover rights” conversion features that enables the holder to convert all or part of the notes’ principal and accrued interest in the event of a public offering or private placement of our equity, equity-linked securities, or debt securities into the consideration for such public or private offering. On March 27, 2025, Mr. Miller extended the maturity dates of these notes to May 31, 2025. We have not yet made any payments of principal or interest on these notes.

In July 2023, we entered into an exchange agreements with (i) Ajay Sikka, a director of our company, pursuant to which Mr. Sikka exchanged 45,000 shares of our former Series B Preferred Stock, 5,000,000 shares of common stock and a payment receivable from us for unreimbursed advances in the amount of $100,000 for Series A Rights to acquire an aggregate of 11,500,000 shares of common stock, and (ii) Glen Miller, our Chairman of the Board and Chief Executive Officer, pursuant to which Mr. Miller exchanged a 20% original issue discount convertible promissory notes in the principal amount of $62,500, and accrued interest thereon, for Series A Rights to acquire an aggregate of 1,250,000 shares of common stock.

On July 20, 2023, we entered into an exchange agreement with Renovare Environmental, Inc. (“REI”), an entity that beneficially owned more than 5% of our common stock, pursuant to which REI exchanged 14,118,233 shares of our common stock and 1,250,000 shares of our former Series B Preferred Stock for Series A Rights and Series B Rights. Following the closing of such transaction, we entered into certain settlement agreements on July 20, 2023 with REI and certain stockholders of REI signatory thereto pursuant to which, in consideration of a release by such stockholders of any and all claims such stockholders may have had against REI or our company, REI transferred Series A Rights to acquire an aggregate of 96,989,534 shares of common stock and Series B Rights to acquire 9,883,357 shares of common stock, to such stockholders, including a settlement agreement with an entity controlled by Frank E. Celli, a director of our company, pursuant to which REI transferred to such entity Series A Rights to acquire 44,679,817 shares of our common stock.

On October 30, 2023, Glen Miller, our Chairman of the Board and Chief Executive Officer, made a loan to us in the amount of $250,000. The loan bears interest at the rate of 10% per annum and was to be repaid on the earlier of 30 days of our receipt of bridge funding or June 30, 2024. The loan also had a provision stating that we will pay a 10% late fee in the event repayment is not made within 30 days of maturity. To date, we have made no payments with respect to this loan.

On December 22, 2023, we sold and issued a 20% original issue discount convertible promissory note to FC Advisory, a company owned by Frank Celli, a director of our company, for a purchase price of $50,000. The note is in the principal amount of $60,000, has an annual interest rate of 10%, and had an original maturity date of December 22, 2024. The note contains a “rollover rights” conversion feature that enables the holder to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of our equity, equity-linked securities, or debt securities into the consideration for such public or private offering. On March 6, 2025, FC Advisory extended the maturity date of this note to May 31, 2025. We have not yet made any payments of principal or interest on this note.

On December 28, 2023, we sold and issued a 20% original issue discount convertible promissory note to Frank Celli, a director of our company, for a purchase price of $125,000. The note has a principal amount of $150,000, an annual interest rate of 10%, and had an original maturity date of December 28, 2024. The note contains a “rollover rights” conversion feature that enables the holder to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of our equity, equity-linked securities, or debt securities into the consideration for such public or private offering. On March 6, 2025, Mr. Celli extended the maturity date of this note to May 31, 2025. We have not yet made any payments of principal or interest on this note.

On February 23, 2024, Glen Miller, our Chief Executive Officer, made an original issue discount loan to us in the amount of $50,000. The loan is evidenced by a promissory note in the principal amount of $55,000 that is non-interest bearing and originally matured on June 30, 2024. The loan also had a provision stating that we will pay a 10% late fee in the event repayment is not made within 30 days of maturity.

On February 28, 2024, we sold and issued a 25% original issue discount convertible promissory note to Frank Celli, a director of our company, for a purchase price of $50,000. The note has a principal amount of $62,500, an annual interest rate of 11%, and a maturity date of August 31, 2025. The note contains a “rollover rights” conversion feature that enables the holder to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of our equity, equity-linked securities, or debt securities into the consideration for such public or private offering.

We have an informal agreement with Titan 5, LLC, an entity that beneficially owned more than 5% of our common stock, to borrow from Titan 5, LLC as working capital needs arise. These additional funds are to be repaid as funding becomes available. As of the date of this report, we have borrowed $107,000 in additional funding pursuant to this arrangement and have not repaid any amounts borrowed.

Board Independence

Our board of directors currently consists of three members. Of these, our board has determined that Frank Celli qualifies as “independent director” under the listing standards of the NYSE American and does not have any material relationships with our company that might interfere with his exercise of independent judgment. In making such a determination, our board has reviewed and discussed information provided by Mr. Celli and us with regard to Mr. Celli’s business and personal activities and relationships as they may relate to us and our management.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Freed Maxick P.C., our principal accountants for the years ended December 31, 2024 and 2023, for the audit of financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these periods were as follows:

	For the Years ended December 31,
	2024	2023
Audit Fees (1)	$349,500	$378,900
Audit Related Fees	32,000	268,500
Tax Fees	-	-
Total	$381,500	$647,400

(1)	Estimated; subject to finalization

Audit fees during the years ended December 31, 2024 and 2023 were for professional services rendered for the audit of our annual consolidated financial statements on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements, including consents. Audit-related fees for the year ended December 31, 2024 and 2023 included fees for financial statement reviews in connection with proposed and consummated acquisitions. There were no fees billed for taxes or other related services.

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

(3) Exhibits

The exhibits set forth below are filed as part of this Annual Report on Form 10-K.

		Incorporation by Reference
Exhibit Number	Description of Exhibits	Form	Filing Date	Exhibit Number
2.1	Agreement and Plan of Merger dated as of May 19, 2023 among the Company, Titan Merger Sub Corp., Titan Trucking, LLC, Titan 5, LLC, Titan National Holdings 2, LLC, Jeffrey Rizzo, William McCauley and Jeffrey Rizzo, as the Seller Representative.	8-K	5/24/2023	2.1
2.2	Amended and Restated Agreement and Plan of Merger dated as of January 9, 2024, by and between Titan Environmental Solutions Inc. and TraQiQ, Inc.	S-1/A	1/11/2024	2.2
3.1	Articles of Incorporation of Titan Environmental Solutions Inc., as currently in effect and filed with the State of Nevada.	DEF14C	10/10/2023	B
3.2	Bylaws of Titan Environmental Solutions Inc., as currently in effect.	8-K	1/11/2024	3.2
3.3	Certificate of Designation for Series A Preferred Stock of Titan Environmental Solutions Inc., as currently in effect and filed with the State of Nevada.	8-k	6/17/24	3.1
3.4	Certificate of Designation for Series B Preferred Stock of Titan Environmental Solutions Inc., as amended, as currently in effect and filed with the State of Nevada.	8-K	4/4/2024	3.1
3.5	Certificate of Designation for Series C Preferred Stock of Titan Environmental Solutions Inc., as amended, as currently in effect and filed with the State of Nevada.	8-K	3/12/25	3.1
4.1*	Description of Registrant’s Securities.
4.2	Common Stock Purchase Warrant.	8-K	9/20/2021	10.3
4.3	Form of Warrant to Purchase Common Stock related to Series B Preferred Stock Offering	10-K	4/15/24	4.5
10.1#	Employment Agreement dated as of May 15, 2023 between the Company and Mike Jansen.	S-1/A	1/11/2024	10.2
10.2#	Employment Agreement dated as of May 19, 2023 between the Company and Glen Miller.	8-K	5/24/2023	10.1

10.3	Form of Notes Exchange Agreement dated as of July 17, 2023.	8-K	7/18/2023	10.1
10.4	Form of Series B Preferred Exchange Agreement dated as of July 17, 2023.	8-K	7/18/2023	10.2
10.5	Form of Series A Right to Acquire Common Stock of Titan Environmental Solutions Inc.	S-1/A	11/13/2024	10.7
10.6	Exchange Agreement dated as of July 20, 2023 between the Company and Renovare Environmental, Inc.	8-K	7/21/2023	10.1
10.7	Form of Series B Right to Receive Common Stock of Titan Environmental Solutions Inc.	S-1/A	11/13/2024	10.9
10.8	Form of Settlement Agreement dated as of July 20, 2023 between the Company, Renovare Environmental Inc., and the stockholders signatory thereto.	8-K	7/21/2023	10.4
10.9#	Titan Environmental Solutions Inc. 2023 Equity Incentive Plan.	DEF14C	10/10/2023	D
10.10	Securities Purchase Agreement dated March 25, 2024 between the Company and the purchasers signatory thereto.	10-K	4/15/24	10.11
10.11	Form of Registration Rights Agreement related to Series B Preferred Stock Offering	10-K	4/15/24	10.12
10.12	Consulting Agreement dated as of May 31, 2024 between the Titan Trucking LLC and Dominic Campo	8-K	6/4/24	10.6
21.1	Subsidiaries of the Registrant.	S-1/A	11/13/24	21.1
24.1	Power of Attorney (included on signature page to this Report).
31.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

#	Indicates a management contract or compensatory plan.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 31st day of March, 2025.

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

Signature	Title	Date

/s/Glen Miller	Chief Executive Officer and Chairman	March 31, 2025
Glen Miller	(Principal Executive Officer)

/s/Michael Jansen	Chief Financial Officer	March 31, 2025
Michael Jansen	(Principal Financial and Accounting Officer)

/s/Frank E. Celli	Director	March 31, 2025
Frank E. Celli

/s/Ajay Sikka	Director	March 31, 2025
Ajay Sikka

TITAN ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Titan Environmental Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Titan Environmental Solutions Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in mezzanine equity and stockholders’ equity (deficiency) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Explanatory Paragraph – Discontinued Operations

As discussed in Note 1 and Note 4 to the consolidated financial statements, the Company sold its subsidiary, Recoup Technologies, Inc., (“Recoup”) on October 31, 2024. Accordingly, the historical financial and operating data of the Company reflects Recoup’s results as a discontinued operation and amounts and disclosures pertain to continuing operations for all periods presented, unless otherwise noted.

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

Business Combination

Critical Audit Matter description

As discussed in Notes 1 and 3 of the financial statements, on May 31, 2024, the Company completed a business acquisition of Standard Waste Services, LLC. The Company was determined to be both the legal and accounting acquirer.

In aggregate, the determination of the fair value of the consideration transferred in the acquisition was valued at approximately $16.1 million. The Company measured the assets acquired and liabilities assumed at fair value, which resulted in the recognition of additional property and equipment, intangible assets and goodwill. Certain estimated fair values for the acquisition, including goodwill, anticipated intangible assets, property and equipment, and promissory notes, are not yet finalized. The anticipated intangible assets consist of contractual backlog, customer relationships, and tradenames. The purchase price was preliminarily allocated based on information available at the acquisition date and is subject to change as the Company completes its analysis of the fair values at the date of the acquisition during the measurement period not to exceed one year, as permitted under FASB ASC 805.

We identified the accounting for the business combination as a critical audit matter due to the complex nature of transaction, including the valuation of the purchase price, which required the use of significant judgments and estimates on the part of management. Auditing these elements required an increased level of audit effort.

How the Critical Audit Matter was addressed in the Audit

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements.  The primary procedures we performed included: (i) Obtaining and reading the Membership Interest Purchase agreement, (ii) auditing the appropriateness of management’s conclusions surrounding the classification of this transaction as a business combination, (iii) auditing management’s assessment of the identification of assets to be acquired and liabilities assumed and valued, and (iv) and auditing the disclosures over this transaction.

Disposal of Business

Critical Audit Matter description

As discussed in Notes 1 and 4 of the financial statements, on October 31, 2024 the Company completed the sale of its subsidiary Recoup Technologies, Inc. (“Recoup”) in exchange for consideration of $1,000,000. The consideration was comprised of the forgiveness of $750,000 of accounts payables and the receipt of a $250,000 note receivable. Additionally, as part of the agreed upon terms of the sale, the Company agreed to indemnify approximately $594,000 of accounts payable held by Recoup.

We identified the accounting, presentation and disclosure of the disposal as a critical audit matter. The accounting and disclosure of business disposals and discontinued operations is especially challenging as it requires extensive effort to evaluate the determination of a sale as discontinued operations as well as the complexities surrounding the presentation and disclosure of the discontinued operations retrospectively. In addition, there was subjectivity with regard to the indemnification liabilities and ultimate contingency that arose from them.

How the Critical Audit Matter was addressed in the Audit

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements.  The primary procedures we performed included: (i) Obtaining and reading the Stock Purchase Agreement, (ii) review management’s conclusions of the disposal as a discontinued operation, (iii) recalculating the loss on disposal and evaluation of indemnified liabilities, and (iv) assessing the completeness and accuracy of the financial statement disclosures.

Accounting for Series B Redeemable Convertible Preferred Stock

Critical Audit Matter description

As discussed in Note 14 to the financial statements, during the year ended December 31, 2024, the Company designated a new class of Series B Redeemable Convertible Preferred Stock and issued 578,245 shares.

We identified the accounting for the issuance of the Series B Redeemable Convertible Preferred Stock as a critical audit matter. Auditing the accounting for the Series B Redeemable Convertible Preferred Stock was especially challenging due to the complex nature of the relevant accounting guidance. Additionally, as many of the Series B Redeemable Convertible Preferred Stock were issued with warrants, the valuation of each freestanding instrument required an initial measurement and allocation as well as subsequent accounting for the redemption value of the shares.

How the Critical Audit Matter was addressed in the Audit

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedures we performed included: (i) Obtaining and read relevant agreements for the Series B Redeemable Convertible Preferred Stock and warrants, (ii) reviewed and audited management’s conclusions under the relevant guidance enumerated under FASB ASC 480 and FASB ASC 815, (iii) recomputed the allocation of fair value for the freestanding financial instruments and subsequent accounting for redemption value, and (iv) assessing the completeness and accuracy of the financial statement disclosures.

/s/ Freed Maxick P.C. (f/k/a Freed Maxick CPAs, P.C.)

We have served as the Company’s auditor since 2023.

Buffalo, New York

March 31, 2025

TITAN ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$2,977	$33,840
Accounts receivable, net of allowance for expected credit losses of $15,556 and $40,867 as of December 31, 2024 and 2023, respectively	1,211,642	658,992
Other receivables	-	7,351
Note receivable	250,000	-
Prepaid expenses and other current assets	182,371	243,300
Current assets – discontinued operations	-	532,007

Total current assets	1,646,990	1,475,490

Property and equipment, net	12,722,248	5,765,591
Intangible assets, net	550,000	618,750
Goodwill	12,440,922	-
Other assets	20,317	165,668
Right-of-use assets, net	430,618	1,582,624
Non-current assets – discontinued operations	-	12,567,351

Total non-current assets	26,164,105	20,699,984

TOTAL ASSETS	$27,811,095	$22,175,474

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities:
Accounts payable	$6,905,758	$2,854,480
Accrued expenses	331,336	319,587
Accrued interest	981,824	233,611
Customer deposits	35,492	14,600
Accrued payroll and related taxes	226,856	144,326
Derivative liability	-	17,500
Convertible notes payable	3,991,379	2,871,900
Convertible notes payable - related parties	480,790	724,250
Notes payable	3,883,565	3,381,446
Notes payable - related parties	1,548,196	530,000
Finance lease liability, current	31,353	-
Operating lease liabilities, current	178,261	391,547
Shares to be issued	212,894	50,000
Current liabilities – discontinued operations	-	877,351

Total current liabilities	18,807,704	12,410,598

Notes payable, net of current portion	3,281,212	2,571,215
Notes payable, net of current portion - related parties	-	603,470
Convertible notes payable, net of current portion	455,303	-
Convertible notes payable, net of current portion - related parties	1,812,799	-
Finance lease liability, non-current	51,391	-
Operating lease liabilities, net of current portion	269,181	1,290,866

Total non-current liabilities	5,869,886	4,465,551

Total Liabilities	24,677,590	16,876,149

Commitments and contingencies (Note 16)

MEZZANINE EQUITY
Series B Redeemable Convertible Preferred Stock, par value $0.0001, 578,245 and 0 shares outstanding as of December 31, 2024 and 2023, respectively	7,847,079	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 25,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $0.0001, 1,397,900 and 630,900 shares issued and outstanding as of December 31, 2024 and 2023, respectively	140	63
Common stock, par value $0.0001, 400,000,000 shares authorized, 28,211,953 and 15,134,545 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2,821	1,513
Additional paid-in capital	167,769,108	155,377,798
Accumulated deficit	(172,485,643)	(150,080,049)
Total stockholders’ equity (deficit)	(4,713,574)	5,299,325

TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$27,811,095	$22,175,474

The accompanying notes are an integral part of these consolidated financial statements.

TITAN ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2024	2023

REVENUE	$9,574,403	$6,228,592
COST OF REVENUES	9,240,942	5,905,892
GROSS PROFIT	333,461	322,700

OPERATING EXPENSES
Salaries and salary related costs	1,713,297	1,530,684
Stock based compensation	65,293	5,590,486
Professional fees	3,176,787	3,123,650
Amortization expense	68,750	68,750
General and administrative expenses	1,201,032	985,685

Total Operating Expenses	6,225,159	11,299,255

OPERATING LOSS	(5,891,698)	(10,976,555)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	17,500	41,670
Interest expense, net of interest income	(4,254,219)	(1,380,122)
Gain on forgiveness of note payable	-	91,803
Other income	185,911	89,656
Loss on sale of equipment	(111,429)	-
Gain on sale of customer contracts	370,000	-
Gain on exchange of convertible notes for common stock	86,459	-
Loss on extinguishment of convertible debt and issuance of Series B Preferred Stock	(806,920)	-
Loss on extinguishment of convertible debt and on issuance of share rights	-	(116,591,322)
Total other income (expense)	(4,512,698)	(117,748,315)

NET LOSS FROM CONTINUING OPERATIONS, BEFORE PROVISION FOR INCOME TAXES	(10,404,396)	(128,724,870)
Provision for income taxes	-	-
NET LOSS FROM CONTINUING OPERATIONS	(10,404,396)	(128,724,870)

NET LOSS FROM DISCONTINUED OPERATIONS, AFTER TAXES (INCLUDING LOSS ON DISPOSAL OF SUBSIDIARY OF $785,871)	(11,138,909)	(20,280,179)

Net loss	(21,543,305)	(149,005,049)
Deemed dividend related to Series B Preferred Stock	(4,103,849)	-
Deemed dividend related to issuance of warrants	(862,289)	(1,075,000)
Net loss attributable to common stockholders	(26,509,443)	(150,080,049)

Loss from continuing operations per share, basic and diluted	$(0.05)	$(0.75)
Loss from discontinued operations per share, basic and diluted	(0.05)	(0.12)
Total loss per share, basic and diluted	$(0.10)	$(0.87)

Weighted average common shares outstanding - basic and diluted	222,067,042	170,715,695

The accompanying notes are an integral part of these consolidated financial statements.

TITAN ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY(DEFICIENCY)

	Redeemable Series B Preferred Stock		Members’ Equity	Series A Preferred Stock (1)		Series B Preferred Stock (2)		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	(Deficiency)	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance - January 1, 2024	-	$-	$-	630,900	$63	-	$-	15,134,545	$1,513	$155,377,798	$(150,080,049)	$5,299,325
Issuance of Warrants	-	-	-	-	-	-	-	-	-	3,958,982	(862,289)	3,096,693
Issuance of common stock due to exercise of share rights	-	-	-	-	-	-	-	13,077,408	1,308	(1,308)	-	-
Series B Preferred Offering	422,200	1,568,895	-	-	-	-	-	-	-	2,653,105	-	2,653,105
Series B Preferred Offering costs	-	-	-	-	-	-	-	-	-	(290,390)	-	(290,390)
Series A Preferred shares issued in relation to guarantee agreement	-	-	-	215,000	22	-	-	-	-	3,009,978	-	3,010,000
Series A Preferred shares issued in relation to an acquisition of a business	-	-	-	552,000	55	-	-	-	-	8,567,945	-	8,568,000
Issuance of series B preferred	105,592	1,372,696	-	-	-	-	-	-	-	(1,322,696)	-	(1,322,696)
Issuance of series B preferred due to extinguishment of debt	50,453	655,889	-	-	-	-	-	-	-	-	-	-
Remeasurement of Series B Preferred Stock to redemption value	-	4,249,599	-	-	-	-	-	-	-	(4,249,599)	-	(4,249,599)
Stock-based compensation	-	-	-	-	-	-	-	-	-	65,293	-	65,293
Net loss	-	-	-	-	-	-	-	-	-	-	(21,543,305)	(21,543,305)
Balance - December 31, 2024	578,245	$7,847,079	$-	1,397,900	$140	-	$-	28,211,953	$2,821	$167,769,108	$(172,485,643)	$(4,713,574)

Balance - January 1, 2023	-	$-	$2,526,104	-	$-	-	$-	-	$-	$-	$-	$2,526,104
Settlement of note due to contribution	-	-	170,000	-	-	-	-	-	-	-	-	170,000
Net loss (pre-Titan Merger)	-	-	(664,601)	-	-	-	-	-	-	-	-	(664,601)
Effect of reverse acquisition	-	-	(2,031,503)	630,900	63	1,470,135	147	33,952,778	3,395	30,088,068	(664,601)	27,395,569
Stock-based compensation	-	-	-	70,100	7	-	-	300,000	30	5,590,448	-	5,590,485
Cancelation of Series C Preferred Stock for options	-	-	-	(70,100)	(7)	-	-	-	-	7	-	-
Issuance of warrants	-	-	-	-	-	-	-	-	-	1,375,000	(1,075,000)	300,000
Exchange of debt, preferred stock and common stock for common stock rights	-	-	-	-	-	(1,470,135)	(147)	(19,118,233)	(1,912)	118,324,275	-	118,322,216
Net loss	-	-	-	-	-	-	-	-	-	-	(148,340,448)	(148,340,448)
Balance - December 31, 2023	-	$-	$-	630,900	$63	-	$-	15,134,545	$1,513	$155,377,798	$(150,080,049)	$5,299,325

(1)	On January 10, 2024, the Company redomiciled and exchanged all outstanding shares of its pre-existing Series C Preferred Stock for shares of a new class of Series A Preferred Stock (Note 1 – Organization and Nature of Operations). The Statement of Changes in Stockholders’ Equity (Deficiency) for the year ended December 31, 2023 has been retrospectively restated to reflect this change.

(2)	On January 10, 2024, the Company redomiciled and its pre-existing Series A class of Preferred Stock and Series B class of Preferred stock were eliminated (Note 1 – Organization and Nature of Operations). The Statement of Changes in Stockholders’ Equity (Deficiency) for the year ended December 31, 2023 has been retrospectively restated to reflect these changes.

The accompanying notes are an integral part of these consolidated financial statements.

TITAN ENVIRONMENTAL SOLTUIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023

Net loss	$(21,543,305)		$(149,005,049)
Net loss from discontinued operations	(11,138,909)		(20,280,179)
Net loss from continuing operations	(10,404,396)		(128,724,870)
Adjustments to reconcile net loss to net cash used in operating activities
Recovery of credit losses	(9,138)		(20,113)
Gain on lease termination	(100,076)		-
Gain on forgiveness of note payable	-		(91,803)
Gain on exchange of note payable for common stock	(86,459)		-
Financing fee on convertible note	9,000		-
Loss on disposal of property, plant and equipment	111,429		-
Loss on extinguishment of convertible debt and issuance of Series B Preferred Stock and warrants	806,920		-
Debt cancelled in exchange for customer contracts	(220,000)		-
Depreciation and amortization	959,965		492,790
Stock based compensation	65,293		5,590,486
Change in fair value of derivative liability and derivative expense	(17,500)		(41,670)
Amortization of discounts on debt	1,828,662		403,328
Loss on extinguishment and issuance of share rights	-		116,591,322
Changes in assets and liabilities
Accounts receivable	844,420		(121,296)
Prepaid expenses and other current assets	70,256		(105,227)
Other receivables	8,951		(6,110)
Other assets	145,351		(157,417)
Right-of-use asset	323,492		23,339
Accounts payable	3,463,352		1,870,142
Accrued expenses	11,749		264,458
Accrued interest	906,058		221,313
Customer deposits	20,892		14,600
Accrued payroll and payroll taxes	36,341		73,667
Finance lease liability	(16,623)		-
Operating lease liability	(300,262)		60,029
Net cash used in operating activities – continuing operations	(12,681,232)		(23,943,211)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash received in reverse acquisition	-		67,802
Acquisition of business	(4,652,500)		-
Acquisition of property and equipment	(1,060,975)		(643,100)
Proceeds from disposal of property and equipment	93,841		97,319
Net cash used in investing activities – continuing operations	(5,619,634)		(477,979)

CASH FLOWS FROM FINANCING ACTIVITIES
Subscription receivable	-		200,000
Loan origination fees	(102,000)		-
Series B Offering	4,222,000		-
Series B Offering Costs	(290,390)		-
Proceeds from issuance of warrants	650,001		267,000
Offering fees on issuance of warrants	-		33,000
Proceeds from convertible notes payable and warrants	2,313,000		-
Proceeds from convertible notes payable	150,000		2,595,000
Repayments of convertible notes payable	-		(114,010)
Proceeds from convertible note payables - related parties	50,000		675,000
Proceeds from notes payable	2,520,029		870,993
Repayments of notes payable	(3,093,284)		(1,843,871)
Proceeds from note payables - related parties	943,439		1,293,419
Repayment of notes payable - related parties	(314,779)		(159,950)
Net cash provided by financing activities – continuing operations	7,048,016		3,816,581

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by operations - discontinued operations	10,367,127		20,694,580
Cash provided by (used in) investing activities - discontinued operations	785,122		(13,043)
Net cash provided by discontinued operations	11,152,249		20,681,537

NET INCREASE (DECREASE) IN CASH	(100,601)		76,928

CASH FROM CONTINUING OPERATIONS - BEGINNING OF YEAR	33,840		26,650
CASH FROM DISCOUNTINUED OPERATIONS - BEGINNING OF YEAR	69,738		-
CASH - BEGINNING OF YEAR	103,578		26,650

CASH FROM CONTINUING OPERATIONS - END OF YEAR	2,977		33,840
CASH FROM DISCOUNTINUED OPERATIONS - END OF YEAR	-		69,738
CASH - END OF YEAR	$2,977		$103,578

CASH PAID DURING THE YEAR FOR:
Interest expense	$1,732,577		$578,396
Income taxes	$-		$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Series A shares issued related to Guarantee agreement	$3,010,000		$-
Exercise of Share rights into common stock	$1,308		$-
Termination of lease	$1,129,065		$-
Remeasurement of Series B Preferred Shares to redemption value	$4,249,599		$-
Paid in-kind repayment of notes payable – related parties	$2,993		$-
Non-cash proceeds from sale of business	$1,000,000		$-
Promissory notes issued in acquisition of a business	$2,859,898		$-
Series A shares issued in acquisition of a business	$8,568,000	$
Non-cash transactions related to reverse acquisition	$-		$27,162,222
Settlement of note payable	$-		$170,000

The accompanying notes are an integral part of these consolidated financial statements.

TITAN ENVIRONEMENTAL SOLUTIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Titan Environmental Solutions Inc., formerly known as TraQiQ, Inc. (“Titan” or along with its wholly-owned subsidiaries, referred to herein as the “Company”), is based out of Bloomfield Hills, Michigan and is an integrated provider of non-hazardous solid waste and recycling collection, transportation and disposal services. The Company conducts its business primarily through its principal operating subsidiary, Standard Waste Services, LLC (“Standard”), which provides waste and recycling collection and disposal services to industrial generators and commercial contractors located in Michigan.

On May 31, 2024, the Company completed its acquisition of Standard through its subsidiary, Titan Trucking, LLC (Titan Trucking”). In accordance with ASC 805, the transaction was treated as a business combination (Note 3 – Business Combinations). On May 19, 2023, the Company completed its acquisition of Titan Trucking and Titan Trucking’s wholly owned subsidiary, Senior Trucking, LLC (“Senior”). In accordance with ASC 805 - Business Combinations (“ASC 805”), the transaction was treated as a reverse acquisition for financial reporting purposes, with the Company treated as the legal acquirer and Titan Trucking treated as the accounting acquirer. The Company remains the continuing registrant and reporting company. Accordingly, the historical financial and operating data of the Company, which covers periods prior to the closing date of the Titan Merger, reflects the assets, liabilities, and results of operations for Titan Trucking and does not reflect the assets, liabilities and results of operations of the Company for the periods prior to May 19, 2023 (Note 3 – Business Combinations).

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

On October 31, 2024, the Company sold all of the capital stock of its subsidiary Recoup Technologies, Inc. (“Recoup”) for a purchase price equal to $1,000,000, which consisted of a note receivable of the purchaser in the principal amount of $250,000 and the cancellation and release by certain affiliates of indebtedness of the Company in the aggregate amount of $750,000 (Note 4 – Discontinued Operations). Accordingly, the historical financial and operating data of the Company reflects Recoup’s results as a discontinued operation, and amounts and disclosures pertain to continuing operations for all periods presented, unless otherwise noted.

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

Going Concern

The Company’s consolidated financial statements as of December 31, 2024 and 2023 are prepared using accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern. This contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.

For the year ended December 31, 2024, the Company had a net loss from continuing operations of $10,404,396 and a working capital deficit of $17,160,714 as of December 31, 2024. As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these consolidated financial statements. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives. The Company has been successful in attracting substantial capital from investors interested in the current public status of the Company that has been used to support the Company’s ongoing cash outlays. This includes raising proceeds of approximately $3.2 million from the issuance of a combination of warrants and convertible notes. Additionally, the Company raised approximately $3.9 million in proceeds from the Company’s Series B Preferred Stock offering.

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

Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Cash

The Company considers all highly-liquid money market funds and certificates of deposit with original maturities of less than three months to be cash equivalents. The Company maintains its cash balances with various banks. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company monitors the cash balances held in its bank accounts, and as of December 31, 2024 and 2023, did not have any concerns regarding cash balances which exceeded the insured amounts.

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

As of December 31, 2024 and 2023, the Company allocated $15,556 and $40,867, respectively to the allowance for credit loss. The Company writes off bad debts as they occur during the year. As of January 1, 2023, the Company had accounts receivable, net of $517,583.

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

Management regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management’s assessment, there were no indicators of impairment of the Company’s property and equipment as of December 31, 2024 and 2023, respectively.

Finite Long-lived Intangible Assets, Net

Finite long-lived intangible assets are recorded at their estimated fair value at the date of acquisition. Finite long-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Management annually evaluates the estimated remaining useful lives of the finite intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization. The Company also recognized finite intangible intellectual property, noncompete agreement, customer list, and tradename assets from its reverse acquisition with Titan Trucking (Note 3 – Business Combinations) which were subsequently impaired and disposed of during the sale of Recoup (Note 4 – Discontinued Operations).

Finite long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. Management assessed and concluded that an impairment write-down would not be necessary as of December 31, 2024 and 2023.

The Company amortizes these intangible assets on a straight-line basis over their estimated useful lives, as stated below:

Finite Long-lived Intangible Assets Categories	Estimated Useful Life
Customer Lists	10 Years
Intellectual Property	10 Years
Noncompete agreement	5 Years
Tradenames	10 Years

Goodwill

Goodwill represents the excess of the acquisition price of a business over the fair value of identified net assets of that business. Goodwill has an indefinite lifespan and is not amortized. The Company evaluates goodwill for impairment at least annually and records an impairment charge when the carrying amount of a reporting unit with goodwill exceeds the fair value of the reporting unit. As of December 31, 2024 and 2023, the Company’s sole reporting unit within continuing operations was its Trucking unit. Prior to the Company’s sale of Recoup (Note 4 – Discontinued Operations), the Company had a second reporting unit: the Digester unit.

The Company assesses qualitative factors to determine if it is necessary to conduct a quantitative goodwill impairment test. If deemed necessary, a quantitative assessment of the reporting unit’s fair value is conducted and compared to its carrying value in order to determine the impairment charge (Note 7 – Goodwill).

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

Loan Origination Fees

Loan origination fees represent loan fees, inclusive of original issue discounts, relating to convertible note payables and note payables granted to the Company. The Company amortizes loan origination fees over the life of the note (Note 9 – Notes Payable and Note 10 – Convertible Notes Payable). Amortization expense of loan issuance fees for the years ended December 31, 2024 and 2023 was $1,828,662 and $385,002, respectively. The net amounts of $3,798,515 and $434,542 were netted against the outstanding notes payable as of December 31, 2024 and 2023, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management for the respective periods. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, short-term notes payable, accounts payable and accrued expenses. The carrying value of long-term debt approximates fair value, as the variable interest rates approximate current market rates. The Company measured its derivative liabilities, mezzanine equity and common stock as of December 31, 2024, at fair value on a recurring basis using level 3 inputs.

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

Common Stock

Beginning on December 31, 2024, due to the lack of an active market for the Company’s common stock, management was required to estimated the fair value of the Company’s common stock at the time of each grant of the common stock. The Company utilized various Level 3 valuation methodologies to estimate the fair value of its common stock. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors in determining the value of the Company’s common stock at each grant date, including the following factors:

-	prices paid for the Company’s capital stock, which the Company has sold to outside investors in arm’s-length transactions, considering the rights and privileges of the securities sold relative to the common stock;
-	valuations performed by an independent valuation specialist;
-	the Company’s stage of development and revenue growth;
-	the market performance of comparable publicly traded companies;
-	the likelihood of achieving a liquidity event for the common stock underlying the stock-based awards, such as uplisting to a more liquid stock exchange;
-	adjustments necessary to recognize a lack of marketability for the common stock

Prior to December 31, 2024, the Company valued its common stock price using the trading price of its publicly listed common stock. The Company intends to return to this valuation methodology upon the establishment of an active market for the Company’s common stock. Under ASC 250-10-45-17, the Company is applying the change in the accounting estimate prospectively. The Company believes the change in estimate is preferable because it allows the Company to record a more accurate measurement of the fair value of the Company’s common stock.

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

Stock-Based Compensation

The Company accounts for stock awards to employees and non-employees in accordance with ASC Topic 718, “Compensation – Stock Compensation” by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award.

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

The Company’s operating revenues are generated from fees charged for the collection and disposal of waste by its Trucking Segment. Revenues are recognized at a point in time immediately after completion of disposal of waste at a landfill or transfer station. Revenues from collection operations are influenced by factors such as collection frequency, type of collection furnished, type and volume or weight of the waste collected, distance to the disposal facility or material recovery facility and disposal costs. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, including the cost of loading, transporting, and disposing of the solid waste at a disposal site. The fees charged for services generally include environmental, fuel charge and regulatory recovery fees, which are intended to pass through to customers direct and indirect costs incurred. For waste collection and disposal services the Company invoices its customers with standard 30-day payment terms without any significant financing terms.

Concentration Risk from Revenues

A major customer is defined as a customer that represents 10% or greater of total revenues. The Company does not believe that the concentration risk associated with these customers or vendors will have a materially adverse effect on the business. The Company’s concentration of revenue is as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Customer A	11%	38%

Concentration Risk from Accounts Receivable

A major customer is defined as a customer that represents 10% or greater of total accounts receivable, net. The Company does not believe that the risk associated with these customers or vendors will have an adverse effect on the business. The Company’s concentration of accounts receivable is as follows:

	As of December 31, 2024	As of December 31, 2023
Customer A	*	35%

*	Represents amounts less than 10%

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

Advertising and Marketing Costs

Costs associated with advertising are charged to expense as occurred. For the years ended December 31, 2024 and 2023 the advertising and marketing costs were $66,579 and $61,724, respectively.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures.

In November 2024, the FASB issued ASU No. 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which clarifies the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions or extinguishments. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025 with early adoption permitted for entities that have adopted ASU 2020-06. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Recently Adopted Accounting Standards

In November 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company has adopted ASU 2023-07 as of January 1, 2024. The adoption did not have a material impact on the Company’s financial statements.

NOTE 3 – BUSINESS COMBINATIONS

Standard Waste Services, LLC Business Combination

On May 31, 2024 (the “Standard acquisition date”), the Company completed a transaction to acquire Standard. The total purchase consideration in connection with the acquisition was approximately $16.1 million. The purchase price consisted of $4,652,500 of cash (inclusive of a $652,500 cash deposit paid on January 8, 2024), the issuance of two note payables with an aggregate principal value of $2,859,898 (Note 9 – Notes Payable and Note 10 – Convertible Notes Payable), and the issuance of 612,000 shares of Series A Preferred Stock valued at $8,568,000 (Note 16 – Commitments and contingencies). The convertible stock exchanges at a 100 common shares to 1 share of Series A Preferred Stock and was valued considering the trading price of $0.14, which was the trading price Company’s common stock on the date of close. The goodwill recorded in the business combination is anticipated to be tax-deductible.

Standard is a provider of contracted commercial roll-off and front-load waste services, including dumpster compactor rentals, to customers principally in Southeast Michigan. Standard provides services to both commercial and industrial customers.

The transaction was accounted for under the acquisition method of accounting and accordingly, the results of Standard’s operations are included within the Trucking Segment for the year ended December 31, 2024 related to the activity subsequent to the acquisition date.

The purchase price was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition on a provisional basis. The purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired and, as such, the excess was allocated to goodwill.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date.

Estimated
Description	Fair Value

Assets:
Cash	$2,545
Accounts receivable	1,387,932
Property and equipment	6,995,080
Prepaid expenses and other current assets	12,900
Other receivables	1,600
Right-of-use-asset	294,431
Intangible assets and goodwill	12,440,922
$21,135,410

Liabilities:
Accounts payable and accrued expenses	$(1,343,793)
Accrued payroll and related taxes	(46,189)
Operating lease liability, current	(83,654)
Finance lease liability, current	(29,230)
Notes payable	(3,271,231)
Operating lease liability, noncurrent	(210,778)
Finance lease liability, noncurrent	(70,137)
(5,055,012)

Net fair value of assets (liabilities) acquired	$16,080,398

Certain estimated fair values for the acquisition, including goodwill, anticipated intangible assets, property and equipment, and promissory notes, are not yet finalized. The anticipated intangible assets consist of contractual backlog, customer relationships, and tradenames. The purchase price was preliminarily allocated based on information available at the acquisition date and is subject to change as the Company completes its analysis of the fair values at the date of the acquisition during the measurement period not to exceed one year, as permitted under ASC 805. Any adjustments to the preliminary fair value of the assets acquired and liabilities assumed will adjust the preliminary goodwill recognized during the measurement period. The Company expects to record amortization expense during the first half of the year ended December 31, 2025 for allocated finite lived intangible assets.

As a result of the acquisition, the Company recognized a total of $12.4 million of intangible assets and goodwill within the Trucking segment. Goodwill represents the value expected to be created through new customer relationships for the Company, access to new market opportunities, and expected growth opportunities. The goodwill resulting from the acquisition is susceptible to future impairment charges. Total acquisition costs incurred were approximately $659,000, which was recorded as a component of professional fees expenses during the year ended December 31, 2024.

Standard’s results of operations are included in the consolidated financial statements from the date of the transaction within the Trucking segment. It is impracticable for the Company to determine the approximate revenue and gross profit for Standard from May 31, 2024 through December 31, 2024, as the operations of Standard and Titan Trucking are closely related and discrete financial information is not available for Standard on a stand-alone basis. If the transaction had occurred on the beginning of the year ended December 31, 2023, unaudited pro forma consolidated results for 2024 and 2023, would have been as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Total revenue	$13,592,081	$15,871,666
Net loss	$(22,029,541)	$(148,275,032)
Pro forma loss per common share	$(0.10)	$(0.87)
Pro forma weighted average number of common shares basic and diluted	222,067,042	170,175,695

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
(6,712,678)

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

Goodwill arising from the acquisition consisted of new customer relationships for the Company, access to new product market opportunities and expected growth opportunities. Total acquisition costs incurred were approximately $450,000, which was recorded as a component of professional fees expenses during the year ended December 31, 2023. Of the goodwill recognized as a result of the Titan Merger, $6,516,915 is expected to be tax deductible, ratably over a period of fifteen (15) years.

The approximate revenue and gross profit for Titan (excluding the operations of Titan Trucking) from May 19, 2023 through December 31, 2023 was $1,396,000 and $799,000, respectively.

The following supplemental pro-forma financial information approximate combined financial information assumes that the acquisition had occurred at the beginning of the year ended December 31, 2023:

Year Ended
December 31,
2023
Total revenue	$7,993,090
Net loss	$(124,502,520)
Pro forma loss per common share	$(0.73)
Pro forma weighted average number of common shares basic and diluted	170,715,695

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred, nor are they necessarily indicative of future consolidated results.

The pro forma combined results of operations for the year ended December 31, 2023, included stock-based compensation of $5,590,485 and goodwill impairment expense of $20,364,001.

NOTE 4 – DISCONTINUED OPERATIONS

On October 31, 2024 the Company completed the sale of its subsidiary Recoup (the “Recoup Sale) in exchange for consideration of $1,000,000 to Recoup Partners, LLC, a related party through a direct family relationship to our former COO Jeff Rizzo. The consideration was composed of the forgiveness of $750,000 of accounts payables and the receipt of a $250,000 note receivable. The Recoup Sale qualified for held-for-sale classification on October 31, 2024 and represented a strategic shift with a major effect on the Company’s operations and financial results. Following the Recoup Sale the Company will not have any significant continuing involvement in the operations of Recoup. As a result, Recoup met the criteria for reporting as discontinued operations on October 31, 2024.

The note receivable has a principal amount of $250,000 and accrues interest at a 7.5% annual rate. It has a maturity date of December 31, 2024. As of the issuance date of these financial statements the Company has not received the funds owed from the note receivable. As part of the agreed upon terms of the Recoup Sale, the Company agreed to indemnify $593,674 of accounts payable held by Recoup. The indemnified accounts payable are included within accounts payable from continuing operations on the consolidated balance sheet.

Recoup’s financial results are presented within loss from discontinued operations, after tax in the consolidated statement of operations. For the year ended December 31, 2024, these results include the period from the beginning of the year through the date of the Recoup Sale. The following table presents the amounts that have been reclassified from continuing operations and included in loss from discontinued operations within the Company’s consolidated statement of operations for the years ended December 31, 2024 and 2023:

	For the year ended December 31,
	2024	2023
REVENUE	$1,428,815	$1,395,992
COST OF REVENUES	410,706	597,243
GROSS PROFIT	1,018,109	798,749

OPERATING EXPENSES
Salaries and salary related costs	265,050	189,808
Professional fees	85,775	23,042
Depreciation and amortization expense	529,225	436,684
General and administrative expenses	158,224	88,949
Intangible asset Impairment	5,508,595	-
Goodwill Impairment	4,853,142	20,364,001
Total operating expenses	11,400,011	21,102,484

OPERATING LOSS	(10,381,902)	(20,303,735)

OTHER INCOME (EXPENSE)
Other income	28,864	23,556
Loss on disposal of Recoup	(785,871)	-
Net loss from discontinued operations before income taxes	(11,138,909)	(20,280,179)
Provision for income taxes	-	-
Net loss from discontinued operations after income taxes	$(11,138,909)	$(20,280,179)

The following table presents the assets and liabilities of Recoup that were reclassified as discontinued operations within the Company’s consolidated balance sheet as of December 31, 2023.

December 31,
2023
Assets:
Cash	$69,738
Accounts receivable, net	311,637
Prepaid expenses and other assets	5,632
Inventory	145,000
Property and equipment, net	15,156
Intangible assets, net	6,035,280
Goodwill	6,516,915
Total assets - discontinued operations	$13,099,358

Liabilities:
Accounts payable	$621,090
Accrued expenses	44,190
Customer deposits	212,071
Total liabilities - discontinued operations	$877,351

Impairments

During the year ended December 31, 2023, and as a result of the financial performance of the former Digester Segment, the Company concluded it was more likely than not that the fair value of the reporting unit was less than it’s carrying amount. Therefore, the Company performed an impairment assessment of the goodwill. The fair value of the Digester reporting unit was estimated using an income approach and included assumptions related to estimates of future revenue and operating expenses, long-term growth rates, a technology obsolescence rate, and a discount rate. As a result of the quantitative impairment test, the goodwill was impaired with an impairment expense of $20,364,001 within loss from discontinued operations, after tax for the year ended December 31, 2023.

During the third quarter of 2024, and as a result of the financial performance of the former Digester Segment, the Company concluded it was more likely than not that the fair value of the reporting unit was less than it’s carrying amount. Therefore, the Company performed an impairment assessment of the goodwill. At this time the Company did not reclassify Recoup as held for sale, as the necessary criteria were not met. As a result of the quantitative impairment test the goodwill was impaired with an impairment expense of $4,853,142, recorded within loss from discontinued operations, after tax for the year ended December 31, 2024.

During the third quarter of 2024, and as a result of the financial performance of the former Digester Segment, the Company concluded it was more likely than not that the fair value of the intangible assets held by Recoup were less than their carrying amount. Therefore, the Company performed an impairment assessment of the intangible assets. At this time the Company did not reclassify Recoup as held for sale, as the necessary criteria were not met. As a result of the quantitative impairment test, the intangible assets were impaired with an impairment expense of $ 5,508,595, recorded within loss from discontinued operations, after tax for the year ended December 31, 2024.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Containers	$4,550,849	$1,740,393
Trucks and tractors	9,263,400	4,386,895
Trailers	1,033,259	1,033,259
Shop equipment	52,998	40,380
Furniture	16,843	-
Leasehold improvements	$133,421	$19,589
	15,050,770	7,220,516
Less accumulated depreciation	(2,328,522)	(1,454,925)
Net book value	$12,722,248	$5,765,591

Depreciation expenses for the years ended December 31, 2024 and 2023 were $891,215 and $424,040, respectively.

NOTE 6 – INTANGIBLES, NET

Intangible assets consisted of the following as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Customer Lists	$687,500	$687,500

Less: accumulated amortization	(137,500)	(68,750)
Net book value	$550,000	$618,750

Amortization expense from intangible assets was $68,750 and $68,750 for the years ended December 31, 2024 and 2023, respectively. As further described in Note 3 – Business Combinations, the valuation of identified intangible assets is still preliminary and not complete as of December 31, 2024. The Company anticipates an allocation of value to various identified finite lived intangible assets during the first half of the year ended December 31, 2025. When this occurs the Company will make required charges to amortization expense to adjust the carrying value of the intangible assets through measurement period adjustments.

Future amortization expense from intangible assets as of December 31, 2024 were as follows:

For the Year Ended,
December 31,
2025	$68,750
2026	68,750
2027	68,750
2028	68,750
2029	68,750
Thereafter	206,250
Total remaining amortization expense	$550,000

NOTE 7 – GOODWILL

The Company has one reporting unit, the Trucking unit. As of December 31, 2024 and December 31, 2023, the goodwill for the reporting unit was $12,440,922 and $0, respectively. The goodwill at December 31, 2024, is the result of the Company’s acquisition of Standard. Certain estimated fair values of the assets acquired and liabilities assumed for the acquisition, including goodwill and associated intangible assets, are not yet finalized (Note 3 – Business Combinations). Therefore, the Company anticipates a reduction of the preliminary goodwill balance due to allocations to other tangible and intangible assets and liabilities during the first half of the year ended December 31, 2025.

The changes in the carrying value of goodwill by reportable segment for the years ended December 31, 2024 and 2023 are as follows:

	Trucking
Gross Goodwill:	$
Balance as of January 1, 2024		-
Goodwill recognized		12,440,922
Balance as of December 31, 2024		12,440,922
Accumulated Impairment:
Balance as of January 1, 2024		-
Impairment		-
Balance as of December 31, 2024		-
Net carrying value, as of December 31, 2024		$12,440,922

NOTE 8 – LEASES

Operating Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets (“ROU”), operating lease liabilities, and operating lease liabilities, non-current. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. None of the leases entered into have an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments. Incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The ROU assets also include any prepaid lease payments made and initial direct costs incurred and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease, which is recognized when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company has operating leases for real estate in both Bloomfield Hills and Detroit, Michigan.

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

Average lease terms and discount rates are as follows:

	December 31,	December 31,
	2024	2023
Weighted average remaining lease term (in years)	2.32	3.86
Weighted average discount rate	9.25%	8.10%

Future minimum lease payments required under operating leases on an undiscounted cash flow basis as of December 31, 2024, were as follows:

For the Years Ended,
December 31,
2025	$211,980
2026	207,944
2027	80,460
Total minimum lease payments	500,384
Less: imputed interest	(52,941)
Present value of future minimum lease payments	447,443

Current operating lease liabilities	178,261
Non-current operating lease liabilities	$269,181

The Company had operating lease expenses of $395,090 and $372,162 for the years ended December 31, 2024 and 2023, respectively. The Company records operating lease expense as a component of general and administrative expenses on the consolidated statements of operations.

Financing Leases

Standard leases a truck used for its operations under a five-year lease that commenced during May 2022 and which ends during May 2027. This lease is classified as a finance lease. The lease calls for monthly payments of $3,304 bearing interest of 12.08% per annum. The lease includes a purchase option upon maturity of which the Company intends to exercise. The Company has finance leases for trucks. As of December 31, 2024, the finance lease right of use asset was $100,686 and is included within property and equipment, net on the accompanying consolidated balance sheets. Subsequent to year end, this lease was paid off (Note 20 – Subsequent Events).

	December 31,	December 31,
	2024	2023
Weighted average remaining lease term (in years)	2.33	N/A
Weighted average discount rate	12.08%	N/A

For the Years Ended,
December 31,
2025	$39,650
2026	39,650
2027	16,521
Total minimum lease payments	95,821
Less: imputed interest	(13,077)
Present value of future minimum lease payments	82,744

Current operating lease liabilities	31,353
Non-current operating lease liabilities	$51,391

The Company’s finance lease costs consisted of $6,507 of interest expense and $12,815 of amortization of the right of use asset during the year ended December 31, 2024.

NOTE 9 – NOTES PAYABLE

The Company borrows funds from various creditors to finance its equipment, operations, and acquisitions. The Company’s collateralized loans are secured by interest in the financed equipment.

On December 15, 2022, Titan Trucking entered into a $170,000 promissory note agreement with WTI Global Inc. (“WTI”) at a 7% per annum interest rate. The promissory note was issued as consideration for the acquisition of intangible assets from WTI during the year ended December 31, 2022. On February 1, 2023, WTI agreed to cancel the promissory note in exchange for an ownership interest in the Company. The cancellation was recorded on the consolidated balance sheet as an equity contribution (See Note 14 – Mezzanine Equity and Stockholders’ Equity).

The Company’s notes payables balance as of December 31, 2024 and 2023, consisted of the following:

		December 31,		December 31,
		2024		2023
		Current	Non-current	Current	Non-current

Collateralized Loans:	(a)	$2,534,832	$4,139,082	$970,301	$2,521,624

Note Payables:
Keystone	(b)	99,000	-	-	-

Issued prior to Titan Merger:
Michaelson Capital	(c)	1,657,090	-	2,307,090	-
Loanbuilder	(d)	100,611	26,489	91,096	102,916
Individual	(e)	25,000	-	25,000	-
Kabbage Funding Loans	(f)	-	-	9,344	-

Related Parties:
Standard Waste Promissory Note (1)	(g)	175,000	-	-	-
Titan Holdings 2	(h)	882,470	-	175,000	603,470
Titan Holdings 5	(i)	107,000	-	40,000	-
Miller	(j)	305,000	-	250,000	-
J. Rizzo	(k)	78,727		65,000	-
C. Rizzo	(l)	-	-	-	-

Total outstanding principal		5,964,730	4,165,571	3,932,831	3,228,010
Less: discounts		(532,969)	(884,359)	(21,385)	(53,325)
Total notes payable		5,431,761	3,281,212	3,911,446	3,174,685

Less: Notes payable – related parties		1,548,196	-	530,000	603,470
Notes payable		$3,883,565	$3,281,212	$3,381,446	$2,571,215

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

Collateralized Installment Loans:

(a)	The May 31, 2024 acquisition of Standard included the assumption of approximately $3.3 million of debt obligations associated with the fleet of equipment. The Company also had existing collateralized debt of $3,491,925 outstanding at December 31, 2023. The aggregated debt as of December 31, 2024 has $6.7 million of outstanding principal and is made up of installment notes with a weighted average interest rate of 10.55%, due in monthly instalments with final maturities at various dates ranging from January 2025 to December 2030, secured by related equipment. The Company entered into a Guarantee Fee Agreement pursuant to which certain outstanding indebtedness owed by the Company to the sellers of Standard is guaranteed. A total of $1,611,969 of debt issuance costs were recorded in relation to the Guaranty Fee Agreement for the collateralized loans.

On January 6, 2025, the Company signed an agreement with a financier pursuant to which the Company received proceeds of $7,500,000, of which $6,679,365 was used to repay the Company’s collateralized notes payables (Note 20 – Subsequent Events).

Note Payables:

(b)	During the year ended December 31, 2024, there were three note payable agreements executed between the Company and Keystone Capital Partners, LLC for an aggregate amount of $240,000. The agreements were issued between May 30, 2024 and June 7, 2024. All notes mature in less than 12 months and accrue interest at a rate of 10% per annum. On July 2, 2024, Keystone Capital Partners, LLC and the Company agreed to cancel two promissory notes for a total of $150,000 in exchange for 15,134 warrants to purchase 100 shares common stock each and 15,134 shares of Series B Preferred Stock. The warrants each have an exercise price of $0.06 per share (Note 14 – Mezzanine Equity and Stockholders’ Equity). The exchange was analyzed under ASC 470-50 and was concluded a debt extinguishment, the Company recorded a loss on extinguishment of $242,045 which is presented on the statement of operations. During the year ended December 31, 2024 the remaining note was in default, and as a result a $9,000 late payment fee was capitalized as part of the note’s principal. The outstanding balance of the remaining note as of December 31, 2024 was $99,000.

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

In April 2024, the Company and Michaelson agreed to extend the term of the Michaelson Note until June 30, 2024, and forbear all other terms until May 1, 2024. In exchange for such extension and forbearance, the Company agreed: (1) to pay $600,000 to Michaelson upon the closing of the acquisition of Standard Waste Services, LLC, of which $500,000 will be repayment of principal and $100,000 will be a fee for the forbearance (payable $50,000 in cash and $50,000 in Series B Preferred Stock), (2) any new debt incurred by the Company shall be subordinated to the Michaelson Note, and (3) Michaelson is to receive 25% of the net proceeds on any capital raised greater than $6.0 million. During the year ended December 31, 2024, the Company issued 5,000 shares of Series B Preferred Stock and recorded interest expense of $65,357 in relation to this note. Additionally, the Company made a total of $650,000 of principal repayments in relation to this note during the year ended December 31, 2024.

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

As of December 31, 2024 the outstanding principal balance is $1,657,090 and the Michaelson Note was in default. Subsequent to December 31, 2024, the Company and Michaelson agreed to amend the Michaelson Note. As a result, Michaelson agreed to waive all events of default until April 15, 2025 (Note 20 – Subsequent Events).

(d)	As of December 31, 2024, the Company has 20 remaining required monthly repayments of $6,046 and 4 remaining required monthly repayments of $1,545 these Notes.

(e)	On May 16, 2022, the Company issued a $25,000 promissory note (the “Individual #1 Note”) with an individual private investor. The Individual Note has an annual interest rate of 12% per annum and matured on December 31, 2023, at which time all principal and accrued interest is owed. The Individual #1 Note is in default and therefor incurs additional interest of 0.5% on all outstanding principal and interest owed.

(f)	On September 28, 2022 and September 29, 2022, the Company agreed to two Kabbage Funding Loan Agreements (together known as the “Kabbage Loans”) owed to American Express National Bank. The Kabbage Loans had an initial principal amount of $120,800 and as of May 19, 2023 had a principal amount of $77,748. Each loan includes a cost of capital interest expense of $4,077 and is to be repaid in nine monthly repayments of $3,658, followed by nine monthly payments of $35,507. As of December 31, 2024, the Kabbage Loans had been fully repaid.

Related Parties:

(g)	On May 30, 2024 the Company entered into a promissory note agreement with Dominic and Sharon Campo for $500,000. The note matured on July 15, 2024. The promissory note has an annual interest rate of 13.75% until maturity date and 18% after the maturity. The Company incurred debt issuance costs of $245,469 in connection with the execution of this agreement of which $245,469 was amortized during the year ended December 31, 2024 (please see Guarantee of Debt above). On December 31, 2024 the Company and the note holders agreed to amend the promissory note. As a result the promissory note is to be repaid with weekly payments of $5,000 and is due on March 31, 2025. All events of default that existed prior to the amendment were cured. Additionally, $150,000 of principal was exchanged for the issuance of 3,000,000 shares of common stock. The common stock was valued at approximately $0.02 per share and as a result the Company recorded a gain on extinguishment of $78,933 (Note 12 – Shares to be Issued). During the year ended December 31, 2024 the Company made principal repayments of $175,000. As of December 31, 2024 the promissory note had an outstanding balance of $175,000.

(h)

On April 30, 2023, Titan Trucking signed a promissory note (the “Titan Holdings 2 Note”) with Titan Holdings 2, LLC (“Titan Holdings 2”), a stockholder of the Company. The promissory note matures on March 31, 2028. On November 10, 2023, Titan Trucking and Titan Holdings 2 agreed to a restated promissory note (together the two notes are the “Titan Holdings 2 Note”). The Titan Holdings 2 Note has a principal amount of $712,470. The interest rate was 10.5% for the period of April 30, 2023 through November 30, 2023 and increased to 13.00% commencing on December 1, 2023. Accrued interest is required to be paid on a monthly basis and all outstanding principal owed is due five years commencing after the signing of the restated promissory note. Titan Trucking was also required to make a one-time principal payment of $175,000 on or before December 8, 2023, and because all outstanding interest and principal was not repaid by December 31, 2023, an additional $50,000 penalty charge was added to the outstanding principal owed during the year ended December 31, 2024.

Titan has an informal agreement with Titan Holdings 2 to continually borrow from Titan Holdings 2 as working capital needs arise. These additional funds are to be repaid as funding becomes available. During the year ended December 31, 2024 the Company borrowed an additional $240,000 informally, under this arrangement.

In July of 2024, the Company sold two customer contracts in exchange for total proceeds of $370,000; consisting of $100,000 in cash, $50,000 of expenses paid on behalf of the Company, and debt forgiveness of $220,000. The debt forgiveness included the forgiveness of $146,000 of principal and $4,000 of accrued interest related to the Titan Holdings 2 Note. As of December 31, 2024 the outstanding balance of the Titan Holdings 2 Note was $882,470 and the Titan Holdings 2 Note was in default.

(i)

On December 31, 2023, Titan Trucking and a stockholder of the Company agreed to an informal agreement (the “Titan Holdings 5 Note”) to borrow funds from the stockholder as working capital needs arise. These additional funds are to be repaid as funding becomes available. As of December 31, 2024, Titan had borrowed $107,000 in additional funding.

On May 30, 2024, the Company and the stockholder, agreed to a promissory note for a principal amount of $100,000. The promissory note has an annual interest rate of 10% and a maturity date of September 30, 2024. The note also featured a provision stating the Company will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity. On July 2, 2024 the stockholder and the Company agreed to cancel the promissory note in exchange for 10,091 units which include 10,091 warrants to purchase 100 shares of common stock each and 10,091 shares of Series B Preferred Stock. The warrants each have an exercise price of $0.06 per share (Note 14 – Mezzanine Equity and Stockholders’ Equity). The exchange was analyzed under ASC 470-50 and was concluded a debt extinguishment, the Company recorded a loss on extinguishment of $161,391 which is presented on the statement of operations.

(j)

On October 30, 2023, Titan Trucking and the Company’s CEO, Glen Miller (“Miller”), agreed to a promissory note for a principal amount of $250,000. The promissory note is non-interest bearing and to be repaid within 30 days of the Company’s receipt of bridge funding. The note also features a provision stating Titan Trucking will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity. The promissory note currently has an outstanding balance of $250,000 and as of December 31, 2024 is in default.

On February 23, 2024, the Company and Miller agreed to a promissory note for a principal amount of $55,000. The promissory note is non-interest bearing, had a maturity date of June 30, 2024, and has an original issue discount of $5,000. The note also features a provision stating the Company will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity. The promissory note currently has an outstanding balance of $55,000 and as of December 31, 2024 is in default.

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

(k)

On November 30, 2023, the Company and its COO, Jeff Rizzo (“Rizzo”), agreed to a promissory note for a principal amount of $65,000. The promissory note has an interest rate of 10% and a maturity date of June 30, 2024. The note also features a provision stating the Company will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity. As of December 31, 2024, the maturity date had elapsed and the promissory note is in default.

The Company has an informal agreement with Rizzo to continually borrow from Rizzo as working capital needs arise. These additional funds are to be repaid as funding becomes available. As of December 31, 2024, Titan had borrowed $13,727 in additional funding.

(l)	The Company has an informal agreement with Charles B. Rizzo (“C. Rizzo”) to continually borrow from C. Rizzo as working capital needs arise. These additional funds are to be repaid as funding becomes available. In July of 2024, the Company sold two customer contracts in exchange for total proceeds of $370,000; consisting of $100,000 in cash, $50,000 of expenses paid on behalf of the Company, and debt forgiveness of $220,000. The debt forgiveness included the forgiveness of $70,000 owed to C. Rizzo. As of December 31, 2024 the liability owed to C. Rizzo was $0.

Interest expense on these notes for the years ended December 31, 2024 and 2023 was $1,419,931 and $593,383, respectively.

Principal maturities for the next five years and thereafter as of December 31, 2024 were as follows:

2025	$5,427,261
2026	1,680,427
2027	1,239,613
2028	1,517,001
2029	168,848
Thereafter	97,151
Total principal payments	10,130,301
Less: debt discounts	(1,417,328)
Total notes payable	$8,712,973

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable and Convertible Notes Payable – Related Parties

The Company’s convertible notes as of December 31, 2024 and 2023 were as follows:

		December 31,		December 31,
		2024		2023
		Current	Non-current	Current	Non-current

Convertible Notes Payable:
2023 Bridge Notes	(a)	$3,146,000	$-	$3,146,000	$-
2024 Bridge Notes	(b)	187,500	-	-	-
2024 Non-Interest Bearing Bridge Notes	(c)	525,000	-	-	-
2024 Convertible Notes	(d)	1,548,960	481,600	-	-

Related Parties:
Miller – Bridge Notes	(e)	480,000	-	480,000	-
Titan 5 – Bridge Note	(f)	120,000	-	120,000	-
Celli – Bridge Note	(g)	212,500	-	150,000	-
FC Advisory – Bridge Note	(h)	60,000	-	60,000	-
Standard Waste Promissory Note #2	(i)	-	2,359,898	-	-
Total outstanding principal		6,279,960	2,841,498	3,956,000	-
Less: discounts		(1,807,791)	(573,396)	(359,850)	-
Total convertible notes payable		4,472,169	2,268,102	3,596,150	-

Convertible notes payable – related parties		480,790	1,812,799	724,250	-
Convertible notes payable		$3,991,379	$455,303	$2,871,900	$-

Convertible Notes Payable:
(a)

Between May 19, 2023 and August 7, 2023, the Company issued a series of convertible notes payables (the “2023 Bridge Notes”) to investors with a total principal value of $3,146,000 and an annual interest rate of 10%. The 2023 Bridge Notes were issued with maturity dates ranging from May 19, 2024 through August 7, 2024 and with a 20% original issue discount. The 2023 Bridge Notes also contain identical “rollover rights” conversion features that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. In the event of default, the 2023 Bridge Notes accrue interest at a rate of 24% and all outstanding principal must be repaid at an amount equal to 120% of the outstanding principal balance.

Effective July 29, 2024 and through December 31, 2024, the Company and the investors agreed to waive all events of default and all claims to related default interest, with the exception of any default interest that accrued prior to July 29, 2024. Additionally, effective July 29, 2024, $264,000 of the 2023 Bridge Notes were amended to have a maturity date of December 31, 2024. On December 31, 2024 the investors and the Company agreed to amend all of the 2023 Bridge Notes except for $600,000 of the 2023 Bridge Notes. The amended notes had their maturity date extended to March 31, 2025. As of December 31, 2024, $600,000 of the 2023 Bridge Notes were in default.

(b)	On February 28, 2024 and March 7, 2024 the Company issued two 25% original issue discount convertible notes payable (the “2024 Bridge Notes”) with a total principal amount of $187,500. The 2024 Bridge Notes have an annual interest rate of 11% and mature on August 31, 2025. The 2024 Bridge Notes contain a “rollover rights” conversion feature that enables the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(c)	On August 12, 2024 the Company issued an investor a $525,000 non-interest bearing convertible note payable (the “2024 Non-Interest Bearing Bridge Note) along with 10,000,000 common stock warrants in exchange for proceeds of $500,000. The Company recognized a debt discount of $413,190 as a result of the warrants (Note 14 – Mezzanine Equity and Stockholders’ Equity). The 2024 Non-Interest Bridge Note has a $25,000 original issue discount and a maturity date of October 12, 2024, which was subsequently extended to December 31, 2024. The 2024 Non-Interest Bearing Bridge Note also contains a “rollover rights” conversion features that enables the holder to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

Subsequent to December 31, 2024 the maturity date of the 2024 Non-Interest Bearing Bridge Note was extended to May 31, 2025 (Note 20 – Subsequent Events).

(d)	Between October 15, 2024 and December 26, 2024 the Company issued six 12% original issue discount convertible promissory notes (“2024 Convertible Notes”) along with 31,239,385 warrants in exchange for proceeds of $1,813,000. The 2024 Convertible Notes have a total principal amount of $2,030,560. The Company recognized a debt discount of $1,377,978 as a result of the warrants (Note 14 – Mezzanine Equity and Stockholders’ Equity). The 2024 Convertible Notes also have an annual interest rate of 15% and maturity dates ranging from November 15, 2025 through December 26, 2026. Each of the 2024 Convertible Notes contains a conversion feature enabling the principal balance to be converted into common stock at a conversion price of $0.065 per share.

Related Parties:

(e)

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

Effective July 29, 2024 and through December 31, 2024, the Company and Miller agreed to waive all events of default and all claims to related default interest, with the exception of any default interest that accrued prior to July 29, 2024. On December 31, 2024 the Miller Bridge Notes were amended and the maturity date was extended to March 31, 2025.

(f)

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

Effective July 29, 2024 and through December 31, 2024, the Company and Titan 5 agreed to waive all events of default and all claims to related default interest, with the exception of any default interest that accrued prior to July 29, 2024. On December 31, 2024 the Titan 5 Bridge Note was amended and the maturity date was extended to March 31, 2025.

(g)

On December 28, 2023, the Company sold and issued a 20% original issue discount Promissory Note to Celli. The Promissory Note has a principal amount of $150,000, an annual interest rate of 10%, and was issued with a maturity date of December 28, 2024. In the event of a Qualified Financing, the Company will be required to repay all outstanding principal and accrued interest. A Qualified Financing is defined as the issuance and sale of equity securities by the Company to investors prior to the maturity date, with total gross proceeds of not less than $5,000,000. The Promissory Note was amended to extend its maturity date to March 31, 2025. On February 28, 2024, the Company sold and issued a 25% original discount Senior Secured Promissory Note to Celli. The note has a principal amount of $62,500, an annual interest rate of 11%, and was issued with a maturity date of August 31, 2025. These two notes are collectively referred to as the “Celli Bridge Notes”.

The Celli Bridge Notes contain a “rollover rights” conversion feature that enables the holder to convert all or part of the Celli Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. In the event of default, the Celli Bridge Notes accrue interest at a rate of 24% and all outstanding principal must be repaid at an amount equal to 120% of the outstanding principal balance.

(h)	On December 22, 2023, the Company sold and issued a 20% original issue discount Promissory Note (the “FC Advisory Bridge Note”) to FC Advisory, a company owned by a Director of the Company. The FC Advisory Note has a principal amount of $60,000, an annual interest rate of 10%, and was issued with a maturity date of December 22, 2024. The FC Advisory Bridge Note contains a “rollover rights” conversion feature that enables the holders to convert all or part of the FC Advisory Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. Subsequent to its issuance, the FC Advisory Bridge Note was amended to extend its maturity date to March 31, 2025.

(i)

On May 31, 2024 the Company entered into a promissory note agreement (Standard Waste Promissory Note #2) with Dominic and Sharon Campo for $2,359,898. The note matures on May 15, 2027. The promissory note has an annual interest rate of 13.75% for the first year, 14.75% for the second year and 15.75% for the third year. Upon default, a 10 day “cure period” shall begin. The promissory note requires thirty-five (35) monthly installment payments of interest beginning on June 15, 2024, and a balloon payment of all outstanding principal and accrued interest upon maturity. As of December 31, 2024 the outstanding loan balance is $2,359,898. The Company incurred debt issuance costs of $1,158,562 in connection with the execution of this agreement of which $225,276 was amortized during the year ending December 31, 2024 (please see Guarantee of Debt above). The debt issuance cost balance as of December 31, 2024 is $933,286.

On December 31, 2024 the Company and Dominic and Sharon Campo agreed to amend the Standard Waste Promissory Note #2. As a result $149,352 of accrued interest was converted into 2,987,050 shares of common stock. Additionally, following the amendment interest due from the Standard Waste Promissory Note #2 was changed to $6,460 per week. Lastly, the holders were granted the ability to purchase shares of common stock form the Company upon the Company’s listing on a national stock exchange, using the principal and accrued interest of the Standard Waste Promissory Note #2 in lieu of a cash payment.

Interest expense due to convertible note payables for the years ended December 31, 2024 and 2023 was $648,993 and $223,846, respectively.

Convertible note payables principal maturities for the next three years as of December 31, 2024 were as follows:

2025	$6,279,960
2026	481,600
2027	2,359,898
Less: debt discounts	(2,381,187)
Total convertible notes payable	$6,740,271

NOTE 11 – DERIVATIVE LIABILITIES

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

The fair value of the Platinum Point Warrants derivative liability is estimated using a Black-Scholes valuation model with a stock price of $11.60. Changes to the inputs used in the model could produce a significantly higher or lower fair value. The following assumptions were used as of December 31, 2023:

	For the Years Ended
	December 31,	December 31,
	2024	2023

Expected term (years)	N/A	0.12
Expected volatility	N/A	1,288.16%
Expected dividend yield	N/A	0.00%
Risk-free interest rate	N/A	4.79%

The derivative liabilities as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023

Fair value of the Platinum Point Warrants (25,000 warrants)	$-	$17,500
	$-	$17,500

Activity related to the derivative liabilities for the year ended December 31, 2024 is as follows:

Beginning balance as of December 31, 2023	$17,500
Change in fair value of warrant - derivative liability	(17,500)
Ending balance as of December 31, 2024	$-

NOTE 12 – SHARES TO BE ISSUED

Michaelson Forbearance Agreement

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

In April 2024, the Company and Michaelson agreed to extend the term of the Michaelson Note until June 30, 2024, and forbear all other terms until May 1, 2024. Among other terms, the Company agreed to pay a $100,000 forbearance fee, payable in $50,000 of cash and $50,000 of Series B Preferred Stock. (Please see Note 9 – Notes Payable and Note 20 – Subsequent Events). The $50,000 of shares obligated to Michaelson was subsequently issued and the balance of the obligation reduced to $0.

Standard Waste Promissory Notes Extension and Subordination Agreement

On December 31, 2024, the Company and the holders of Standard Waste Promissory Note #1 and Standard Waste Promissory Note #2 agreed to amend both notes and to sign a subordination agreement with Utica Leaseco, LLC (Note 20 – Subsequent Events). In exchange for signing the subordination agreement, the Company agreed to issue 3,000,000 shares of common stock to the note holders. Additionally, $149,352 of accrued interest relating to Standard Waste Promissory Note #2 was forgiven in exchange for 2,987,050 shares of common stock. Standard Waste Promissory Note #2 was also amended so that interest on the note accrued at a rate of $6,460 per week and so that upon the Company’s listing on a national stock exchange, the holders shall have the right to purchase shares of common stock from the Company using the principal and accrued interest of Standard Waste Promissory Note #2. Lastly, $150,000 of principal relating to Standard Waste Promissory Note #1 was exchanged for 3,000,000 shares of common stock and the payment terms amended so that the remaining principal balance of the note is to be repaid in weekly payments of $5,000 commencing on March 31, 2025. As a result of these transactions the Company recognized a gain on exchange of convertible notes for common stock of $86,459 on the consolidated statement of operations.

As of December 31, 2024, the common stock from these transactions had not been issued and the obligation was recorded to shares to be issued on the consolidated balance sheet in the amount of $212,894. As of the issuance date of these financial statements the common stock had not been issued and the obligation was outstanding.

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

Employer contributions for the years ended December 31, 2024 and 2023 were $10,934 and $15,116, respectively.

NOTE 14 – MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

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

As of December 31, 2023, the Company was authorized to issue a total of 10,000,000 shares of its Preferred Stock in one or more series, and authorized to issue 300,000,000 shares of common stock. As a result of the redomicile and effective January 10, 2024, the authorized capital stock of the Company was amended to 425,000,000 total shares, consisting of 400,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.0001 per share, of which 630,900 shares were designated “Series A Convertible Preferred Stock”. As of December 31, 2024 the Company was authorized to issue 25,000,000 shares of Preferred Stock in one or more series, of which 1,567,900 shares were designated as “Series A Convertible Preferred Stock” and 1,360,000 shares were designated as “Series B Convertible Preferred Stock”.

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

Series B Preferred Stock

As a result of the redomicile and effective January 10, 2024, TraQiQ’s “Series B” class of preferred stock was eliminated. (Note 1 – Organization and Nature of Operations).

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

On March 29, 2024, the Company created a new series of Series B Convertible Preferred Stock consisting of 1,360,000 shares with a redemption value of $10.00 per share. As of December 31, 2024 and December 31, 2023, there were 578,245 and 0 shares of Series B Preferred Stock issued and outstanding, respectively. The summary of the key rights and privileges are as follows.

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

●	Accrued dividends are paid at 105% of the accumulated amount when declared, during liquidation, or upon redemption of the preferred stock. If not paid quarterly on the last day of March, June, September, and December, the dividends will compound until they are paid or converted.
●	The Company may elect to pay dividends in the form of common stock provided no Equity Conditions Failure has occurred, and such a payment would not cause the holder to exceed the Beneficial Ownership Limitation.

○	Equity Conditions Failure occurs if certain conditions are not met during a specified period, including the continued listing of common stock on a trading market, timely delivery of shares issuable upon conversion, compliance with trading market rules, and absence of any Triggering Event.

○	The number of shares issued as a stock dividend is calculated based on the average volume-weighted average price (VWAP) of the common stock.

Conversion Rights

Each share of Series B Convertible Preferred Stock can be converted into common stock as follows:

(a) Optional Conversion

●	Conversion rate is based on the Stated Value plus unpaid dividends divided by the Conversion Price.
●	Initial Conversion Price is $0.05, subject to adjustments.

(b) Triggering Event Conversion

●	During a Triggering Event, holders can convert their shares at 125% of the Stated Value plus unpaid dividends.
●	Conversion is subject to the Beneficial Ownership Limitation.

(c) Mandatory Conversion

●	If the Common Stock price equals or exceeds $1.00 for 20 consecutive Trading Days, with a daily trading volume over $1,000,000, and Equity Conditions are met, the Company can mandate conversion.
●	Mandatory Conversion Notice must be delivered within five Trading Days after the Mandatory Conversion Measuring Period.

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

The Company determined the Series B Preferred Stock is classified as temporary mezzanine equity because redemption could be required at (1) a fixed or determinable date, (2) at the option of the holder, and (3) upon occurrence of a contingent event. The Company valued the redemption feature based on the present value of future cash flows using the following assumptions, (1) term of 1.17 years, (2) dividend rate of 10% and (3) effective interest rate of 8.12%. For the year ended December 31, 2024 the Series B Preferred Stock related to the Offering was accreted $4,168,752. The accretion was analyzed and recorded as a deemed dividend and is disclosed on the consolidated statement of operations. The total offering proceeds was $4,222,000, which was allocated on a relative fair value basis between the Series B Preferred Stock and the warrants. The Series B Preferred Stock and the warrants were valued at $1,568,895 and $2,653,105, respectively.

Additional Series B Preferred Stock Issuances

On April 12, 2024, the Company issued 5,000 shares of Series B Preferred Stock to extend the term of the Michaelson Note until June 30, 2024 (Note 9 – Note Payables). The redemption feature is recorded at fair value and will be accreted to redemption value when it is deemed probable to be exercised. The Company valued the redemption feature at fair value based on the present value of future cash flows using the following assumptions, (1) term, (2) dividend rate, (2) effective interest rate, (3) and redemption value of $65,000. For the year ended December 31, 2024 the Series B Preferred Stock was accreted $3,602.

On June 25, 2024, the Company issued 100,592 shares of Series B Preferred Stock to investors in exchange for equity interests for proceeds received in prior periods. The redemption feature is recorded at fair value and will be accreted to redemption value when it is deemed probable to be exercised. The Company valued the redemption feature at fair value based on the present value of future cash flows using the following assumptions, (1) term, (2) dividend rate, (2) effective interest rate, (3) and redemption value of $1,307,696. For the year ended December 31, 2024 the Series B Preferred Stock was accreted by $52,088.

On July 2, 2024, the Company signed four Exchange Subscription Agreements with four of the Company’s lenders (Note 9 – Notes Payable). In accordance with the terms of the Exchange Subscription Agreements, an aggregate of $500,000 of principal owed to the lenders was cancelled in exchange for the issuance of 50,453 units which include 50,453 warrants to purchase 100 shares of common stock and 50,453 shares of Series B Convertible Preferred Stock. Each warrant has a five-year term and an exercise of $0.06 per share. The redemption feature is recorded at fair value and will be accreted to redemption value when it is deemed probable to be exercised. The Company valued the redemption feature at fair value based on the present value of future cash flows using the following assumptions, (1) term, (2) dividend rate, (2) effective interest rate, (3) and redemption value of $655,889. For the year ended December 31, 2024 the Series B Preferred Stock was accreted by $25,157.

The following table illustrates the activity of the Series B Preferred Stock during the year ended December 31, 2024:

Balance as of December 31, 2023	$-

Issuance of 422,200 Series B Preferred Stock due to Offering	1,568,895
Accretion of 422,200 Series B Preferred Stock due to Offering	4,168,752

Issuance of 100,592 Series B Preferred Stock due to exchange	1,307,696
Accretion of 100,592 Series B issuances	52,088

Issuance of 5,000 Series B Preferred Stock due to extension	15,000
Series B Preferred Stock conversion of liability	50,000
Accretion of 5,000 Series B issuances	3,602

Issuance of 50,453 Series B Preferred Stock	655,889
Accretion of 50,453 Series B issuances	25,157

Balance as of December 31, 2024	$7,847,079

Common Stock

As of December 31, 2024 and December 31, 2023, the Company had 28,211,953 and 15,134,545 shares of common stock issued and outstanding, respectively.

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

During the years ended December 31, 2024 and 2023, the Company issued 13,077,408 and 0 shares of common stock due to exercises of share rights from common stock rights, respectively.

Warrants

As a result of the reincorporation and effective January 10, 2024, all the Company’s outstanding warrants were assumed by Titan and now represent warrants to acquire shares of Titan’s common stock. The following schedule summarizes the changes in the Company’s common stock warrants during the years ended December 31, 2024 and 2023:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2022	-	$-	-	$-	$-

Warrants acquired concurrent with the Titan Merger	108,734	$ 0.008 – 16.00	0.37	$24,905	$9.29
Warrants granted	2,500,000	$0.06	5.00	$1,600,000	$0.06
Warrants exercised	-	$-	-	$-	$-
Warrants expired/cancelled	-	$-	-	$-	$-

Balance at December 31, 2023	2,608,734	$ 0.008 – 16.00	4.81	$1,624,905	$0.44

Exercisable at December 31, 2023	2,606,907	$ 0.008 – 16.00	4.81	$1,623,641	$0.45

Warrants granted	94,699,839	$0.06	4.58	$22,355,963	$9.29
Warrants exercised/exchanged	-	$-	-	$-	$0.06
Warrants expired/cancelled	(98,803)	$ 0.008 – 16.00	-	$-	$-

Balance at December 31, 2024	97,209,770	$ 0.06 – 11.60	4.56	$22,355,963	$0.06

Exercisable at December 31, 2024	97,209,770	$ 0.06 – 11.60	4.56	$22,355,963	$0.06

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

On May 30, 2024, the Company issued 422,200 shares of Series B Preferred Stock and 42,220,000 warrants for an aggregate purchase price of $4,222,000. The warrants have an exercise price of $0.06 and a term of five years. In connection with issuance, the Company issued warrants to purchase an aggregate of 8,440,000 shares of common stock to placement agents. The placement agent warrants are identical to the warrants sold in the offering, except that they have a term of seven years.

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

On August 12, 2024, the Company issued Calvary Fund I 10,000,000 warrants in conjunction with a promissory note of $500,000. The warrants have an exercise price of $0.06 and a five year term.

Between October 15, 2024 and December 26, 2024 the Company issued the 2024 Convertible Notes along with 31,239,385 warrants in exchange for proceeds of $1,813,000 (Note 10 – Convertible Notes). The warrants have an exercise price of $0.06 and a five year term.

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

As a result of the reincorporation and effective January 10, 2024, each of the Company’s Series A Right to Receive Common Stock issued and outstanding immediately prior to the reincorporation was converted into one Series A Right to Receive Common Stock of Titan, which has substantially the same rights and preferences as the Company’s original Series A Rights to Acquire Common Stock. Also, each of the Company’s Series B Right to Receive Common Stock issued and outstanding immediately prior to the reincorporation was converted into one Series B Right to Receive Common Stock of Titan, which has substantially the same rights and preferences as the Company’s original Series B Rights to Acquire Common Stock. At December 31, 2024, there were 176,443,627 Series A Rights outstanding and 17,411,432 Series B Rights outstanding.

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

Restricted Stock Awards

The activity for restricted stock awards under the Company’s incentive plans was as follows for the years ended December 31, 2024 and 2023:

Weighted
		Weighted	Average
		Average	Remaining
	Number	Grant Date	Contractual
	Shares	Fair Value	Term (years)

Nonvested at December 31, 2023	-	$-	-
Granted	-	$-	-
Shares vested	-	$-	-
Forfeitures	-	$-	-
Nonvested at December 31, 2024	-	$-	-

Nonvested at December 31, 2022	-	$-	-
Granted	-	$-	-
Acquired concurrent with the Titan Merger (vested and unreleased)	1,405,000	$0.01	-
Acquired concurrent with the Titan Merger (unvested)	3,600,000	$0.01	-
Shares vested	(300,000)	$0.01	-
Forfeitures and cancelations	(4,705,000)	$0.01	-
Total outstanding at December 31, 2023	-	$-	-

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

Stock-based compensation from restricted stock awards for the years ended December 31, 2024 and 2023 was $0 and $5,590,485, respectively. As of December 31, 2024, there remained $0 of unrecognized stock-based compensation from restricted stock awards. The total fair value of restricted shares that vested during the years ended December 31, 2024 and 2023 was $0 and $3,510, respectively. The fair value of the vested and unreleased shares on the date of the Titan Merger was $16,439.

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

Stock Options

The activity for stock options under the Company’s incentive plans was as follows for the years ended December 31, 2024 and 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	-	$-	-	-
Granted	24,500,000	0.04	5.00	-
Cancelled or forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding as of December 31, 2024	24,500,000	0.04	5.00	-
Exercisable as of December 31, 2024	24,500,000	$0.04	5.00	-

On December 31, 2024 the Company issued 24,500,000 stock options to management and members of the Board of Directors. The stock options vested immediately upon issuance, expire after a term of five years, and have an exercise price of $0.04. The Company recognized immediate stock compensation expense of $65,293. As of December 31, 2024 there was no unrecognized stock-compensation related to unvested stock options.

The Company recognizes stock-based compensation expense from stock options using the grant date fair-value. The fair value of options awarded is measured on the grant date using the Black-Scholes option-pricing model. The following assumptions were used as of December 31, 2024:

	For the Years Ended
	December 31,	December 31,
	2024	2023

Expected term (years)	2.50	N/A
Expected volatility	39.36%	N/A
Expected dividend yield	0.00%	N/A
Risk-free interest rate	4.38%	N/A

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Commitments

On March 21, 2023, Titan Trucking entered into a consulting agreement (the “March 2023 Agreement”) with a consultant for consulting services related to the consolidated waste industry. As consideration, the Company agreed to pay the consultant a monthly fee of $10,000 through the course of the three-year term of the agreement. Upon reaching the maturity, both parties may agree to an optional one-year term extension. Additionally, the Company agreed to pay the consultant a success fee equal to: (1) one percent (1%) of the purchase price paid by the Company to acquire an enterprise engaged in the business of hauling, transportation, waste brokerage, and recycling, (2) two percent (2%) of the purchase price paid by the Company for all stand-alone landfills and transfer stations, (3) one percent (1%) of the revenue received by the Company, for a twelve month period commencing upon execution, for all municipal or large commercial contracts, and 4) one and twenty-five hundredths percent (1.25%) of the purchase price received by the Company for transfer stations associated with a professionally recognized hauling company. As of December 31, 2024, there is an accounts payable balance of $230,000. During the years ended December 31, 2024 and 2023, the Company recognized expenses of $170,000 and $100,000, respectively.

On February 10, 2025 the Company and the consultant effected a settlement agreement and release terminating the March 2023 Agreement. As a result, the Company agreed to settle all amounts owed due to the March 2023 Agreement in exchange for a payment of $3,000, the issuance of a promissory note with a principal value of $70,000 and the issuance of 1,500,000 shares of the Company’s common stock (Note 20 – Subsequent Events).

Related Party Commitments

On April 1, 2023, Titan Trucking entered into a 60-month lease in Detroit, Michigan, with a related party through common ownership. The lease was terminated by the lessor on June 14, 2024 due to a change of ownership of the property. As of December 31, 2024 and December 31, 2023 the Company owed the related party $83,551 and $17,812, respectively (Note 8 – Leases) which is included in accounts payable on the accompanying consolidated balance sheets.

As of December 31, 2024 and December 31, 2023, the Company owed a related party vendor $120,201 and $20,670, respectively, for rental services provided which is included in cost of revenues on the accompanying consolidated statement of operations.

On May 20, 2023, the Company entered into a management consulting agreement (the “May 2023 Agreement”) with a related party consultant. The consultant agreed to assist the Company identify acquisition and merger targets, as well provide other merger and acquisition related services, such as due diligence services, and services related the integration of acquisition targets. The May 2023 Agreement has a term of two years, and its term shall automatically be extended by additional one-year term extensions unless the agreement is terminated by either party prior to the end of the current term. As consideration, the Company agreed to pay a monthly retainer of $19,950 and an acquisition bonus on any acquisition by the Company of a third-party business. The acquisition bonus will be calculated as equal to: (1) two and ninety-five hundredths percent (2.95%) of the first $50,000,000 of consideration paid for the acquisition, (2) one and seventy-five hundredths percent (1.75%) of the next $150,000,000 of consideration paid for the acquisition, and (3) one and twenty-five hundredths percent (1.25%) of the consideration paid for the acquisition over the first $200,000,000 paid. The Company recognized related party consulting expense of $418,711 and $159,600 during the years ended December 31, 2024 and 2023, respectively, due to the May 2023 Agreement. As of December 31, 2024 and 2023, the Company had a related party accounts payable balance of $0and $99,750, respectively, due to the May 2023 Agreement. As of December 31, 2024 and 2023, the Company also had a related party accounts payable balance of $0 and $30,767, respectively, due to expenses paid by the consultant on behalf of the Company. As of December 31, 2024, the May 2023 Agreement had been terminated.

In conjunction with the acquisition of Standard (Note 3 – Business Combinations), the Company engaged the Sellers for consulting services in the period following the Standard Acquisition. Dominic Campo and Sharon Campo each signed a consulting agreement (the “Standard Consulting Agreements”) with the Company. The first consulting agreement commences on June 1, 2024 and has a term of five years. In exchange for consulting services provided, the consultant is to receive a monthly retainer of $23,333. In the event that the consultant meets their demise during the term of the agreement, the retainer shall be reduced to $11,667 per month. The second consulting agreement commenced on June 4, 2024 and has a term of five years. In exchange for consulting services provided, the consultant is to receive a monthly retainer of $10,417. For the year ended December 31, 2024, the Company incurred $236,250 of consulting expenses under these agreements. As of December 31, 2024, the Company did not owe any amounts to the Sellers as a result of the Standard Consulting Agreements.

Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Currently, there is no litigation pending against the Company that could materially affect the Company other than as follows:

In July 2022, a complaint was filed against Titan Trucking in the Circuit Court for Macomb County, Michigan for breach of contract. In the complaint, the plaintiff alleges that Titan Trucking has breached a contractual agreement between Titan Trucking and the plaintiff pertaining to the transport of certain non-hazardous solid waste or recyclables from plaintiff’s transfer station to the locations identified in the contract. The complaint sought unspecified damages, attorney and expert fees and other unspecified litigation costs. Titan Trucking denied the claims of the plaintiff, and in May 2023, Titan Trucking filed amended counterclaims against the plaintiff alleging that plaintiff breached the contractual agreement by preventing Titan Trucking’s performance of its obligations under the agreement by failing to, among things, provide the necessary volumes of materials for shipment and the personnel sufficient to permit Titan Trucking to provide its services and by failing to pay certain invoices and to reimburse Titan Trucking for equipment damaged by plaintiff’s employees and for overweight trailer tickets. As of December 31, 2023, no accruals for loss contingencies had been recorded as the outcome of this litigation was neither probable nor reasonably estimable. On October 25, 2024, Titan Trucking entered into a mutual release with the plaintiff which discharges Titan Trucking and any and all of its executive officers, employees, experts, and attorneys from the claims in this litigation and all other claims, demands, liabilities, causes of action, and damages, including attorneys’ fees, sanctions, interest, costs, and expenses, whether known or unknown, through and including October 25, 2024.

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

In May 2024, the Court signed a new order with an updated schedule. Consistent with that new order, the Company still anticipates conducting deposition discovery in the weeks and months ahead, but the matter is now scheduled for a bench trial in Illinois (no jury) in May 2025. As of December 31, 2024 and 2023, no accruals for loss contingencies have been recorded as the outcome of this litigation is neither probable nor reasonably estimable.

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

NOTE 17 – LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2024 and 2023, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of loss per share, as their effect would have been anti-dilutive.

	December 31, 2024	December 31, 2023
Series A Preferred Stock	139,790,000	-
Series C Preferred Stock (1)	-	63,090,000
Warrants	97,209,770	2,608,734
Stock options	24,500,000	-
Total common stock equivalents	261,499,770	65,698,734

(1)	On January 10, 2024, the Company redomiciled and exchanged all outstanding shares of its pre-existing Series C Preferred Stock for shares of a new class of Series A Preferred Stock (Note 1 – Organization and Nature of Operations). The Statement of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2023 has been retrospectively restated to reflect this change.

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

NOTE 18 – PROVISION FOR INCOME TAXES

Prior to the Titan Merger, Titan Trucking filed its taxes as an S-Corp. The profits and losses of an S-Corp flow through to the owners of the respective company. Upon the acquisition date of the Titan Merger, the S-Corp status was terminated and Titan Trucking began to be taxed as a C-Corp (including the recording of deferred tax assets). The following is a summary of the components giving rise to the income tax (benefit) provision for the years ended December 31, 2024 and 2023:

	2024	2023
Current:
Federal	$-	$-
State	-	-
Foreign	$-	$-
Total current provision	-	-

Deferred:
Federal	$(4,615,110)	(674,213)
State	(542,062)	(265,698)
Foreign	-	-
Total deferred benefit	(5,157,172)	(939,911)
Change in valuation allowance	5,157,172	939,911
Total income tax provision	$-	$-

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2024 and 2023:

	2024	2023
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	2.51%	0.45%
Acquisitions and disposals	3.69%	0.10%
Loss on extinguishment of debt	(0.78)%	(16.44)%
Goodwill impairment	(4.71)%	(2.35)%
Stock based compensation	0.00%	(0.79)%
Tax basis adjustments	(0.21)%	(1.00)%
Change in valuation allowance	(23.84)%	(0.63)%
Other	2.35%	(0.34)%
Totals	0.00%	0.00%

The following is a summary of the components of deferred tax assets and liabilities as of December 31, 2024 and 2023:

	As of	As of
	December 31,	December 31,
	2024	2023
Deferred tax assets:
Net operating losses and other tax attributes	$11,140,078	$5,016,200
Other	13,351	32,759
Total deferred tax assets	11,153,429	5,048,958
Deferred tax liabilities:
Depreciation and amortization	(1,499,337)	(552,039)
Total deferred tax liabilities	(1,499,337)	(552,039)
Less: Valuation allowance	(9,654,091)	(4,496,919)

Net deferred tax assets	$-	$-

As of December 31, 2024, the Company has a net operating loss carry forward of $26.3 million ($14.9 million – 2023). Of the $26.3 million net operating losses, $1.3 million will begin to expire in 2029 and $25.0 million will not expire but will be limited in utilization of 80% of taxable income. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code. The valuation allowance was increased by approximately $5.2 million in 2024 ($4.5 million – 2023).

ASC 740 provides guidance on the financial statement recognition and measurement for uncertain income tax positions that are taken or expected to be taken in a company’s income tax return. The Company has evaluated its tax positions and believes there are no uncertain tax positions as of December 31, 2024. The Company classifies income tax penalties and interest, if any, as part of other general and administrative expenses in the accompanying consolidated statements of operations. The Company did not expense any penalties or interest during the years ended December 31, 2024 or 2023, and did not accrue any penalties or interest as of December 31, 2024 or 2023.

NOTE 19 – SEGMENT REPORTING

Operating segments are components of an enterprise about which separate financial information is available and is evaluated regularly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company had identified its Chief Operating Officer (“COO”) as the CODM. On February 9, 2025 the COO resigned from the Company. The Company has identified its Chief Executive Officer (“CEO”) as the CODM for the period beginning on February 9, 2025. The Company’s CODM makes decisions regarding resource allocation and performance assessment using net loss from continuing operations as presented within the consolidated statement of operations.

Significant expenses within net loss from continuing operations include revenue, cost of revenues, salaries and salary related costs, stock based compensation, professional fees, amortization expense, and general and administrative expenses, which are each separately presented on the Company’s consolidated statement of operations. Other segment items within net loss from continuing operations include interest expense, net of interest income, and other income. The Company’s long-lived assets consist primarily of property and equipment, net and intangibles assets, net arising from the acquisition of Standard.

Prior to the sale of Recoup, the Company operated in two segments: Trucking and Digester. Following the sale of Recoup (Note 4 – Discontinued Operations), the Company manages its business activities on a consolidated basis and operates and reports as a single operating segment: Trucking Segment.

Trucking Segment: The Trucking Segment generates service revenues and incurs expenses by transporting environmental and other waste for customers

(Former) Digester Segment: The Digester Segment primarily generated revenues and incurred expenses through the production and sale of ‘digester’ equipment to customers. The segment also generated revenue through related services such as digester maintenance and software services.

The Company believes that this structure reflects its current operational and financial management, and that it provides the best structure for the Company to focus on growth opportunities while maintaining financial discipline. The factors used to identify the operating segments were the segment’s revenue streams and customer base, the reporting structure for operational and performance information within the Company, and management’s decision to organize the Company around the segment’s revenue generating activities.

NOTE 20 – SUBSEQUENT EVENTS

Subsequent events were evaluated through the issuance date of these financial statements. There were no subsequent events other than those described below:

Certification of Series C Preferred Stock and Authorization of Automatic Conversion of Series A and Series B Preferred Stock

On March 6, 2025, the Company filed a Certificate of Designation of the Preferences of Preferred Stock (the “Certificate of Designation”) pursuant to which it authorized the issuance of up to 6.5 million shares of Series C Preferred Stock and created the terms of the Series C Preferred Stock. Additionally, the Board of Directors of the Company also authorized, subject to receipt of all necessary stockholder approvals, the amendments to the Company’s articles of incorporation to provide that all outstanding shares of Series A Preferred Stock shall automatically convert into common stock, and all outstanding shares of Series B Preferred Stock shall automatically convert into common stock or Series C Preferred Stock, concurrently with the listing of the common stock on a national securities exchange.

Each share of Series C Preferred Stock has a stated value of $2.40 and is convertible into a number of shares of Common Stock equal to (x) the stated value of the Series C Preferred Stock being converted plus all accrued but unpaid dividends, divided by (y) $0.05 per share (the “Conversion Price”); provided, however, that holders of Series C Preferred will not be able to convert shares of Series C Preferred Stock and receive shares of Common Stock upon such conversion to the extent that after giving effect to such issuance, the holder and such holder’s affiliates would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of the shares of Common Stock issuable upon conversion of the applicable shares of Series C Preferred Stock (the “Beneficial Ownership Limitation”).

Holders of Series C Preferred Stock are entitled to receive dividends on shares of Series C Preferred Stock equal (on an as-if-converted-to-Common-Stock basis disregarding for such purpose any conversion limitations) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. Upon the liquidation or dissolution of the Company, the holders of Series C Preferred Stock will be entitled to receive out of the assets of the Company, whether capital or surplus, the same amount that a holder of Common Stock would receive if the Series C Preferred Stock were fully converted (disregarding for such purposes any conversion limitations) to Common Stock, which such amounts following will be paid pari passu with all holders of Common Stock.

Series C Preferred Stock Subscription Agreements

Between March 5, 2025 and March 7, 2025, the Company consummated the transactions contemplated by Subscription Agreements dated February 21, 2025 (the “Subscription Agreements”), pursuant to which the Company offered to certain accredited investors shares of its Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), for a purchase price of $2.00 per share. Each of the five purchasers of shares of Series C Preferred Stock is an accredited investor and is a stockholder of and lender to the Company. The purchasers included Frank Celli, a director of the Company. The purchasers subscribed to purchase an aggregate of 500,000 shares of Series C Preferred Stock for an aggregate purchase price of $1,000,000. The proceeds of the offering will be used by the Company for working capital and the payment of outstanding payables.

The Subscription Agreements also grant to the purchasers of shares of Series C Preferred Stock, among other rights, the right to participate in certain subsequent offerings of securities by the Company and the right to exchange their shares of Series C Preferred Stock for the securities issued in certain subsequent offerings of securities by the Company.

Convertible Notes Exchange Agreements

On March 4, 2025, the Company and the holders of $2,036,000 of the 2023 Bridge Notes, the holder of $212,500 of the Celli Bridge Notes, and the holder of $60,000 of the FC Advisory Bridge note signed exchange agreements which amended the maturity date of the notes to May 31, 2025. On March 30, 2025 the Company and the holder of the 2024 Non-Interest Bearing Bridge Note also entered into an assigned exchange agreement which extended the maturity date of the 2024 Non-Interest Bearing Bridge Note to May 31, 2025. Additionally, it was agreed that immediately prior to an underwritten public offering of the company’s common stock on certain public stock exchanges, each of the notes would be exchanged into a number of shares of the Company’s common stock equal to (i) the sum of (a) the aggregate principal of the notes as of February 9, 2025, (b) plus all interest accrued thereon as of February 9, 2025, (ii) multiplied by 1.4, (iii) plus all interest accrued on the Notes from February 9, 2025 through and including the date of the public offering, (iv) divided by the lesser of (a) $0.05 or (b) 100% of the price per share at which the Common Stock is sold in the public offering (Note 10 – Convertible Notes).

Amendment of Michaelson Note

Subsequent to December 31, 2024, the Company and Michaelson agreed to amend the Michaelson Note. As a result, Michaelson agreed to waive all events of default until April 15, 2025. Additionally, the Michaelson Note was amended in order to have the following principal payment schedule: a principal payment of $165,000 shall be due by February 21, 2025, and a principal payment of $967,090 shall be due by April 15, 2025. The remaining principal owed under the Michaelson Note was sold to a third party, and as of the filing of these financial statements, the Company and the third-party had not yet reached an agreement on the repayment terms of the principal. Additionally, the following payments were due to Michaelson: an interest payment of $21,761 shall be due by February 28, 2025, an interest payment of $21,761 shall be due by March 14, 2025, an interest payment of $21,761 shall be due by April 7, 2025, and a payment of $50,000 for fees and expenses shall be due by April 15, 2025. Lastly, a director of the Company agreed to purchase from the Company a $165,000 portion of the principal obligation owed to Michaelson (Note 9 – Notes Payable).

Settlement of March 2023 Agreement

On February 10, 2025 the Company and the consultant effected a settlement agreement and release related to the March 2023 Agreement. As a result, the Company agreed to settle all amounts owed due to the March 2023 Agreement in exchange for a payment of $3,000, the issuance of a promissory note with a principal value of $70,000 and the issuance of 1,500,000 shares of the Company’s common stock. Additionally, the March 2023 Agreement was terminated effective February 10, 2025 (Note 16 – Commitments and Contingencies).

Exchange of Share Rights

On January 16, 2025, the Company issued 9,434,221 shares of common stock due to the exercises of share rights from common stock rights.

Related Party Paid-In Kind Transaction

As of December 31, 2024, the Company owed a related party vendor $120,201 for rental services provided (Note 16 – Commitments and Contingencies). In January 2025, the Company paid down $99,800 of its outstanding balance owed to the related party with a paid-in kind payment of front-load containers.

Financing and Payoff of Collateralized Notes Payable

On January 6, 2025, the Company signed an agreement with a financier pursuant to which the Company received proceeds of $7,500,000, of which $6,679,365 was used to repay the balance of the Company’s collateralized notes payables, $81,744 was used to repay the entirety of the Company’s finance lease liability, $638,891 of cash was received by the Company, and the remainder was used to pay fees related to the transaction. In exchange, the Company agreed to owe $200,250 per month, payable in weekly installments, beginning on February 6, 2025 and ending on October 6, 2029. The property and equipment that was used as collateral for the repaid collateralized notes payable became collateral for the financing arrangement.

Contingencies

In February 2025, a complaint was filed against the Company, the Company’s operating subsidiaries and Jeffrey Rizzo, the former Chief Operating Officer of the Company (“Rizzo”), in the Supreme Court of the State of New York, Niagara County. The complaint arises out of a sale of future receipts agreement entered into by the plaintiff and the defendants in January 2025 whereby the plaintiff alleges that it agreed to purchase $179,880 of the Company’s future receivables in exchange for a purchase price of $120,000. The Company’s obligations with regard to the agreement were guaranteed by Rizzo. In the complaint, the plaintiff alleges that the Company breached its contract by failing to pay amounts owed to the plaintiff as agreed to in the sale of future receipts agreement, among other breaches. As of December 31, 2024, $179,880 was included within notes payable on the consolidated balance sheet due to this arrangement.

In March 2025, an arbitration was commenced against the Company before the American Arbitration Association in Michigan asserting claims arising under a June 27, 2022 agreement that the claimant entered into with Titan Trucking. In the arbitration, the claimant asserts claims against the Company for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. The Company has advised the claimant’s attorney that it does not believe the Company can be forced to arbitrate any dispute with the claimant because the Company was not bound by the terms of the agreement entered into by the claimant and the Company’s subsidiary and the Company never agreed to an arbitration proceeding. As of the filing of these financial statements, it is unclear whether the Company is subject to the demand for arbitration and what the claims are that the plaintiff is pursuing against the Company, and what the basis is for which the plaintiff intends to recover from the Company.

F-49