Form 10-Q
period 2025-03-31
Titan Environmental Solutions Inc.
filed 2025-05-20
CIK 1514056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of May 20, 2025, was 41,247,856.

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

4

Item 1. Financial Statements

TITAN ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2025 (UNAUDITED) AND DECMBER 31, 2024

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash	$74,980	$2,977
Accounts receivable, net of allowance for expected credit losses of $30,109 and $15,556 as of March 31, 2025 and December 31, 2024, respectively	1,172,233	1,211,642
Note receivable	175,000	250,000
Prepaid expenses and other current assets	194,384	182,371

Total current assets	1,616,597	1,646,990

Property and equipment, net	12,042,856	12,722,248
Intangible assets, net	532,813	550,000
Goodwill	12,332,347	12,440,922
Other assets	20,317	20,317
Right-of-use assets, net	382,437	430,618

Total non-current assets	25,310,770	26,164,105

TOTAL ASSETS	$26,927,367	$27,811,095

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities:
Accounts payable	$6,601,457	$6,905,758
Accrued expenses	413,303	331,336
Accrued interest	1,393,683	981,824
Customer deposits	-	35,492
Accrued payroll and related taxes	198,799	226,856
Convertible notes payable	5,037,857	3,991,379
Convertible notes payable - related parties	2,512,182	480,790
Notes payable	2,307,007	3,883,565
Notes payable - related parties	1,611,748	1,548,196
Financing liability, current	1,586,050	-
Finance lease liability, current	-	31,353
Operating lease liability, current	174,303	178,261
Shares to be issued	212,894	212,894

Total current liabilities	22,049,283	18,807,704

Notes payable, net of current portion	99,138	3,281,212
Convertible notes payable, net of current portion	-	455,303
Convertible notes payable, net of current portion - related parties	-	1,812,799
Financing liability, net of current portion	5,257,760	-
Finance lease liability, non-current	-	51,391
Operating lease liability, net of current portion	223,210	269,181

Total non-current liabilities	5,580,108	5,869,886

Total Liabilities	27,629,391	24,677,590

Commitments and contingencies (Note 17)	-	-

MEZZANINE EQUITY
Series B Redeemable Convertible Preferred Stock, par value $0.0001, 578,245 and 578,245 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	7,989,660	7,847,079

STOCKHOLDERS’ DEFICIT
Preferred stock, 25,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $0.0001, 1,397,900 and 1,397,900 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	140	140
Series C Convertible Preferred Stock, par value $0.0001, 500,000 and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	50	-
Common stock, par value $0.0001, 400,000,000 shares authorized, 39,543,674 and 28,211,953 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3,955	2,821
Additional paid-in capital	169,125,511	167,769,108
Accumulated deficit	(177,821,340)	(172,485,643)
Total stockholders’ deficit	(8,691,684)	(4,713,574)

TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ DEFICIT	$26,927,367	$27,811,095

The accompanying notes are an integral part of these consolidated financial statements.

TITAN ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

	For the Three Months Ended
	March 31,
	2025	2024
REVENUE	$1,750,172	$1,187,582
COST OF REVENUES	1,938,767	1,466,469
GROSS LOSS	(188,595)	(278,887)

OPERATING EXPENSES
Salaries and salary related costs	422,057	429,513
Stock based compensation	473,770	-
Professional fees	682,005	832,746
Amortization expense	17,187	17,188
General and administrative expenses	211,998	342,250

Total Operating Expenses	1,807,017	1,621,697

OPERATING LOSS	(1,995,612)	(1,900,584)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	-	17,500
Interest expense, net of interest income	(3,414,368)	(510,454)
Gain on refinancing	140,442	-
Gain on settlement of accounts payable	131,024	-
Other income (expense)	(81,347)	42,635
Loss on sale of equipment	(56,917)	-
Loss on troubled debt restructuring	(58,919)	-
Total other income (expense)	(3,340,085)	(450,319)

LOSS FROM CONTINUING OPERATIONS, BEFORE PROVISION FOR INCOME TAXES	(5,335,697)	(2,350,903)
Provision for income taxes	-	-
NET LOSS FROM CONTINUING OPERATIONS	(5,335,697)	(2,350,903)

NET INCOME FROM DISCONTINUED OPERATIONS, AFTER TAXES	-	91,959

Net loss	(5,335,697)	(2,258,944)
Deemed dividend related to issuance of warrants	-	(862,289)
Deemed dividend attributable to accretion of Series B Preferred Stock to redemption value	(142,581)	-
Net loss attributable to common stockholders	(5,478,278)	(3,121,233)

Loss from continuing operations per share, basic and diluted	$(0.02)	$(0.01)
Loss from discontinued operations per share, basic and diluted	-	-
Total loss per share, basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding - basic and diluted	222,946,480	222,067,042

The accompanying notes are an integral part of these consolidated financial statements.

TITAN ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

	Redeemable
	Series B Preferred Stock		Series A Preferred Stock (1)		Series C Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Total
Balance - January 1, 2025	578,245	$7,847,079	1,397,900	$140	-	$-	28,211,953	$2,821	$167,769,108	$(172,485,643)	$(4,713,574)
Series C preferred stock offering	-	-	-	-	500,000	50	-	-	999,950	-	1,000,000
Remeasurement of Series B Preferred Stock to redemption value	-	142,581	-	-	-	-	-	-	(142,581)	-	(142,581)
Issuance and exchange of warrants	-	-	-	-	-	-	-	-	474,192	-	474,192
Cashless exercise of warrants	-	-	-	-	-	-	397,500	40	(40)	-	-
Issuance of common stock due to settlement agreement	-	-	-	-	-	-	1,500,000	150	25,826	-	25,976
Issuance of common stock due to exercise of share rights	-	-	-	-	-	-	9,434,221	944	(944)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(5,335,697)	(5,335,697)
Balance - March 31, 2025	578,245	$7,989,660	1,397,900	$140	500,000	$50	39,543,674	$3,955	$169,125,511	$(177,821,340)	$(8,691,684)

	Redeemable
	Series B Preferred Stock		Series A Preferred Stock (1)		Series C Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Total
Balance - January 1, 2024	-	$-	630,900	$63	-	$-	15,134,545	$1,513	$155,377,798	$(150,080,049)	$5,299,325
Issuance of warrants	-	-	-	-	-	-	-	-	1,512,290	(862,289)	650,001
Issuance of share rights (prefunded warrants)	-	-	-	-	-	-	10,252,269	1,026	(1,026)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(2,258,944)	(2,258,944)
Balance - March 31, 2024	-	$-	630,900	$63	-	$-	25,386,814	$2,539	$156,889,062	$(153,201,282)	$3,690,382

(1)	On January 10, 2024, the Company redomiciled and exchanged all outstanding shares of its pre-existing Series C Preferred Stock for shares of a new class of Series A Preferred Stock (Note 1 – Organization and Nature of Operations). The Statement of Changes in Stockholders’ Equity (Deficiency) for the three months ended March 31, 2024 has been retrospectively restated to reflect this change.

The accompanying notes are an integral part of these consolidated financial statements.

TITAN ENVIRONMENTAL SOLTUIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	For the Three Months Ended March 31,
	2025	2024

Net loss	$(5,335,697)	$(2,258,944)
Net income from discontinued operations	-	91,959
Net loss from continuing operations	(5,335,697)	(2,350,903)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for credit losses	(14,553)	-
Loss on sale of equipment	56,917	-
Gain on refinancing	(140,442)	-
Loss on troubled debt restructuring	58,919	-
Impairment of property and equipment	169,070	-
Gain on settlement of accounts payable	(131,024)	-
Loss on exchange of warrants	422	-
Convertible note payable default penalty	342,000	-
Depreciation and amortization	334,392	129,263
Stock based compensation	473,770	-
Change in fair value of derivative liability	-	(17,500)
Amortization of discounts on debt	1,687,569	180,311
Changes in assets and liabilities
Accounts receivable	53,962	159,808
Prepaid expenses and other current assets	(12,013)	24,344
Other assets	-	(502,500)
Right-of-use asset	48,181	101,854
Accounts payable	167,475	875,850
Accrued expenses	81,763	111,554
Accrued interest	468,223	145,576
Customer deposits	(35,492)	14,276
Accrued payroll and payroll taxes	(28,057)	16,282
Finance lease liability	(82,744)	-
Operating lease liability	(49,929)	(85,380)
Net cash used in operating activities	(1,887,288)	(1,105,206)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from note receivable	75,000	-
Acquisition of property and equipment	-	(734,923)
Net cash provided by (used in) investing activities	75,000	(734,923)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Series C Preferred Stock	1,000,000	-
Proceeds from financing liability	7,640,645	-
Transaction costs from financing liability	(379,100)	-
Repayment of financing liability	(295,455)	-
Proceeds from issuance of warrants	-	650,001
Proceeds from convertible notes payable	-	150,000
Proceeds from convertible note payables - related parties	-	50,000
Proceeds from notes payable	143,738	675,493
Repayments of notes payable	(6,054,088)	(328,247)
Proceeds from note payables - related parties	-	290,000
Repayment of notes payable - related parties	(171,449)	(30,000)
Net cash provided by financing activities	1,884,291	1,457,247

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by operations - discontinued operations	-	282,731
Net cash provided by discontinued operations	-	282,731

NET INCREASE (DECREASE) IN CASH	72,003	(100,151)

CASH FROM CONTINUING OPERATIONS - BEGINNING OF PERIOD	2,977	33,840
CASH FROM DISCOUNTINUED OPERATIONS - BEGINNING OF PERIOD	-	69,738
CASH - BEGINNING OF PERIOD	2,977	103,578

CASH FROM CONTINUING OPERATIONS - END OF PERIOD	74,980	2,017
CASH FROM DISCOUNTINUED OPERATIONS - END OF PERIOD	-	1,410
CASH - END OF PERIOD	$74,980	$3,427

CASH PAID DURING THE PERIOD FOR:
Interest expense	$960,933	$172,116
Income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Cashless exercise of warrants	$40	$-
Exercise of Share rights into common stock	$944	$-
Remeasurement of Series B Preferred Shares to redemption value	$142,581	$-
Paid in kind repayment of accounts payable	$136,200	$-
Remeasurement period adjustment to accounts payables	$108,575	$-

The accompanying notes are an integral part of these consolidated financial statements.

TITAN ENVIRONEMENTAL SOLUTIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Titan Environmental Solutions Inc. (“Titan” or along with its wholly-owned subsidiaries, referred to herein as the “Company”), is based out of Bloomfield Hills, Michigan and is an integrated provider of non-hazardous solid waste and recycling collection, transportation and disposal services. The Company conducts its business primarily through its principal operating subsidiary, Standard Waste Services, LLC (“Standard”), which provides waste and recycling collection and disposal services to industrial generators and commercial contractors located in Michigan.

On May 31, 2024, the Company completed its acquisition of Standard through its subsidiary, Titan Trucking, LLC (Titan Trucking”). In accordance with ASC 805, the transaction was treated as a business combination (Note 3 – Business Combinations). On May 19, 2023, the Company completed its acquisition (the “Titan Merger”) of Titan Trucking and Titan Trucking’s wholly owned subsidiary, Senior Trucking, LLC (“Senior”).

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

Going Concern

The Company’s consolidated financial statements as of March 31, 2025 and December 31, 2024 are prepared using accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern. This contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.

For the three months ended March 31, 2025, the Company had a net loss of $5,335,697. The working capital of the Company was a deficit of $20,432,686 as of March 31, 2025 (deficit of $17,160,714 as of December 31, 2024). As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these consolidated financial statements. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives. The Company has been successful in attracting substantial capital from investors interested in the current public status of the Company that has been used to support the Company’s ongoing cash outlays. This includes raising proceeds of approximately $1.0 million during the three months ended March 31, 2025 from the issuance of Series C Preferred Stock.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and notes for complete financial statements. In the opinion of management, all adjustments (consistent of normal recurring accruals and adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included. Results for the interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Cash

The Company considers all highly-liquid money market funds and certificates of deposit with original maturities of less than three months to be cash equivalents. The Company maintains its cash balances with various banks. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company monitors the cash balances held in its bank accounts, and as of March 31, 2025 and December 31, 2024, did not have any concerns regarding cash balances which exceeded the insured amounts.

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

As of March 31, 2025 and December 31, 2024, the Company allocated $30,109 and $15,556, respectively, to the allowance for credit loss. The Company writes off bad debts as they occur during the year.

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

Management regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management’s assessment, there were no indicators of impairment of the Company’s property and equipment as of March 31, 2025 and December 31, 2024, respectively.

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

Finite long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. Management assessed and concluded that no impairment write-down would be necessary for finite long-lived intangible assets as of December 31, 2024. In January of 2025, the Company fully impaired a truck asset due to a vehicle fire. As a result, the Company recorded an impairment expense of $169,070. Additionally, the Company received insurance proceeds of $87,446 due to the vehicle fire. The insurance proceeds and impairment expense are both recognized as components of other expense on the consolidated statement of operations.

The Company amortizes these intangible assets on a straight-line basis over their estimated useful lives, as stated below:

Finite Long-lived Intangible Assets Categories	Estimated Useful Life
Customer Lists	10 Years

Goodwill

Goodwill represents the excess of the acquisition price of a business over the fair value of identified net assets of that business. Goodwill has an indefinite lifespan and is not amortized. The Company evaluates goodwill for impairment at least annually and records an impairment charge when the carrying amount of a reporting unit with goodwill exceeds the fair value of the reporting unit. As of March 31, 2025 and December 31, 2024, the Company’s sole reporting unit within continuing operations was its Trucking unit. Prior to the Company’s sale of Recoup (Note 4 – Discontinued Operations), the Company had a second reporting unit: the Digester unit.

The Company assesses qualitative factors to determine if it is necessary to conduct a quantitative goodwill impairment test. If deemed necessary, a quantitative assessment of the reporting unit’s fair value is conducted and compared to its carrying value in order to determine the impairment charge (Note 7 - Goodwill).

Leases

The Company assesses whether a contract is or contains a lease at inception of the contract and recognizes right-of-use assets (“ROU”) and corresponding lease liabilities at the lease commencement date. The lease term is used to calculate the lease liability, which includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised. As the leases the Company currently holds do not have implicit borrowing rates, the Company utilizes its incremental borrowing rate to measure the ROU assets and liabilities. Operating lease expense is generally recognized on a straight-line basis over the lease term. All leases that have lease terms of one year or less are considered short-term leases, and therefore are not recorded through a ROU asset or liability.

Loan Origination Fees

Loan origination fees represent loan fees, inclusive of original issue discounts, relating to the financing liability, and convertible note payables and note payables granted to the Company. The Company amortizes loan origination fees over the life of the related debt obligation (Note 9 – Notes Payable, Note 10 – Convertible Notes Payable, and Note 11 – Financing Liability). Amortization expense of loan issuance fees for the three months ended March 31, 2025 and 2024 was $1,687,569 and $180,311, respectively. The net amounts of $2,508,410 and $3,798,515 were netted against the outstanding debt obligations as of March 31, 2025 and December 31, 2024, respectively.

Fair Value Measurements

FASB ASC 820 “Fair Value Measurements” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management for the respective periods. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, short-term notes payable, accounts payable and accrued expenses. The carrying value of long-term debt approximates fair value, as the variable interest rates approximate current market rates. The Company measured its derivative liabilities, mezzanine equity and common stock at fair value on a recurring basis using level 3 inputs.

Convertible Instruments

The Company evaluates its convertible instruments, such as warrants and convertible notes, to determine if those contracts or embedded components of those contracts qualify as equity instruments, derivative liabilities, or liabilities, to be separately accounted for in accordance with FASB ASC 815 “Derivatives and Hedging” (“ASC 815”) and FASB ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”). The assessment considers whether the convertible instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the convertible instruments meet all of the requirements for equity classification under ASC 815, including whether the convertible instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of the instrument’s issuance, and as of each subsequent balance sheet date while the instruments are outstanding. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

Prior to December 31, 2024, the Company valued its common stock price using the trading price of its publicly listed common stock. The Company intends to return to this valuation methodology upon the establishment of an active market for the Company’s common stock. Under FASB ASC 250-10-45-17, the Company is applying the change in the accounting estimate prospectively. The Company believes the change in estimate is preferable because it allows the Company to record a more accurate measurement of the fair value of the Company’s common stock.

Redeemable Series B Preferred Stock

The Company applies the guidance enumerated in FASB ASC 480, when determining the classification and measurement of preferred stock. Preferred stock subject to mandatory redemption, if any, is classified as a liability and is measured at fair value. The Company classifies conditionally redeemable preferred stock, which includes preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as mezzanine equity. At all other times, the Company classifies its preferred stock in stockholders’ equity. The Company subsequently measures mezzanine equity based on whether the instrument is currently redeemable or whether or not it is probable the instrument will become redeemable. Given the assessed probability that the instrument will become redeemable, the Company has elected to adjust the value of the Series B Preferred shares to its maximum redemption amount at each reporting date, including amounts representing dividends not currently declared or paid, but which will be payable under the redemption feature.

Stock-Based Compensation

The Company accounts for stock awards to employees and non-employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation” by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award.

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

Concentration Risk

A major customer is defined as a customer that represents 10% or greater of total revenues. The Company does not believe that the risk associated with these customers or vendors will have an adverse effect on the business. The Company’s concentration of revenue was as follows:

	Three Months Ended
	March 31,
	2025	2024
Customer A	*	29%
* Represents amounts less than 10%

As of March 31, 2025 and December 31, 2024, the Company did not have any customers that represented 10% or more of accounts receivable, net. The Company maintains positive customer relationships and continually expands its customer base, mitigating the impact of any potential concentration risks that exist.

Basic and Diluted (Loss) Income per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of vested common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2025 and 2024, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	Three Months Ended
	March 31,
	2025	2024
Series A preferred stock	139,790,000	63,090,000
Series C preferred stock	24,000,000	-
Warrants	121,608,677	5,262,119
Stock options	24,500,000	-
Total common stock equivalents	309,898,677	68,352,119

The Company has assessed the Series A Right to Receive Common Stock (“Series A Rights”) and the Series B Rights to Receive Common Stock (“Series B Rights”) for appropriate balance sheet classification and concluded that the Series A Rights and Series B Rights are freestanding equity-linked financial instruments that meet the criteria for equity classification under FASB ASC 480 and FASB ASC 815. In accordance with ASC 260 Earnings per Share the Company determined that the Series A Rights and Series B Rights should be included in the determination of basic and diluted earnings per share.

Income Taxes and Uncertain Tax Positions

The Company and its U.S. subsidiaries file a consolidated federal income tax return and is taxed as a C-Corporation, whereby it is subject to federal and state income taxes. The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes, established for all the entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company’s taxes are subject to examination by taxation authorities for a period of three years.

Advertising and Marketing Costs

Costs associated with advertising are charged to expense as occurred. For the three months ended March 31, 2025 and 2024, the advertising and marketing costs were $1,700 and $23,399, respectively.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this pronouncement on our related disclosures.

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

NOTE 3 – BUSINESS COMBINATIONS

Standard Waste Services, LLC Business Combination

On May 31, 2024 (the “Standard acquisition date”), the Company completed a transaction to acquire Standard. The total purchase consideration in connection with the acquisition was approximately $16.1 million. The purchase price consisted of $4,652,500 of cash (inclusive of a $652,500 cash deposit paid on January 8, 2024), the issuance of two note payables with an aggregate principal value of $2,859,898 (Note 9 – Notes Payable and Note 10 – Convertible Notes Payable), and the issuance of 612,000 shares of Series A Preferred Stock valued at $8,568,000 (Note 17 – Commitments and contingencies). The convertible stock exchanges at a 100 common shares to 1 share of Series A Preferred Stock and was valued considering the trading price of $0.14, which was the trading price Company’s common stock on the date of close. The goodwill recorded in the business combination is anticipated to be tax-deductible.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date.

Estimated
Description	Fair Value

Assets:
Cash	$2,545
Accounts receivable	1,387,932
Property and equipment	6,995,080
Prepaid expenses and other current assets	12,900
Other receivables	1,600
Right-of-use-asset	294,431
Intangible assets and goodwill	12,332,347
$21,026,835

Liabilities:
Accounts payable and accrued expenses	$(1,235,218)
Accrued payroll and related taxes	(46,189)
Operating lease liability, current	(83,654)
Finance lease liability, current	(29,230)
Notes payable	(3,271,231)
Operating lease liability, noncurrent	(210,778)
Finance lease liability, noncurrent	(70,137)
(4,946,437)

Net fair value of assets (liabilities) acquired	$16,080,398

During the three months ended March 31, 2025 the Company recorded an acquisition measurement period adjustment of $108,575 to reflect adjustments to the accounts payable assumed upon acquisition of Standard. This purchase price allocation adjustment resulted in a $108,575 decrease to goodwill and a corresponding decrease to accounts payable.

Certain estimated fair values for the acquisition, including goodwill, anticipated intangible assets, property and equipment, and promissory notes, are not yet finalized. The anticipated intangible assets consist of contractual backlog, customer relationships, and tradenames. The purchase price was preliminarily allocated based on information available at the acquisition date and is subject to change as the Company completes its analysis of the fair values at the date of the acquisition during the measurement period not to exceed one year, as permitted under ASC 805. Any adjustments to the preliminary fair value of the assets acquired and liabilities assumed will adjust the preliminary goodwill recognized during the measurement period. The Company expects to record amortization expense during the second quarter of the year ended December 31, 2025 for allocated finite lived intangible assets.

As a result of the acquisition, the Company recognized a total of $12.3 million of intangible assets and goodwill within the Trucking segment. Goodwill represents the value expected to be created through new customer relationships for the Company, access to new market opportunities, and expected growth opportunities. The goodwill resulting from the acquisition is susceptible to future impairment charges. Total acquisition costs incurred were approximately $659,000, which was recorded as a component of professional fees expenses during the year ended December 31, 2024. Total acquisition costs incurred during the three months ended March 31, 2024 were approximately $106,000.

Standard’s results of operations are included in the consolidated financial statements from the date of the transaction within the Trucking segment. It is impracticable for the Company to determine the approximate revenue and gross profit for Standard from May 31, 2024 through December 31, 2024, as the operations of Standard and Titan Trucking are closely related and discrete financial information is not available for Standard on a stand-alone basis. The following are the supplemental consolidated financial results of the Company on an unaudited pro forma basis, as if the acquisition of Standard had been consummated on the beginning of the year ended December 31, 2023:

Three Months Ended
March 31,
2024
Total revenue	$3,491,808
Net loss	$(2,159,335)
Pro forma loss per common share	$(0.01)
Pro forma weighted average number of common shares basic and diluted	222,067,042

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

The note receivable has a principal amount of $250,000 and accrues interest at a 7.5% annual rate. It has a maturity date of December 31, 2024. As of March 31, 2025 the Company was due $175,000 from the note receivable. As part of the agreed upon terms of the Recoup Sale, the Company agreed to indemnify $593,674 of accounts payable held by Recoup, subject to certain conditions within the control of Recoup. The indemnified accounts payable are included within accounts payable on the consolidated balance sheets at March 31, 2025.

Recoup’s financial results are presented within income from discontinued operations, after tax in the consolidated statement of operations. The following table presents the amounts that have been reclassified from continuing operations and included in income from discontinued operations within the Company’s consolidated statement of operations for the three months ended March 31, 2024:

Three Months Ended
March 31,
2024
REVENUE	$568,168
COST OF REVENUES	156,687
GROSS PROFIT	411,481

OPERATING EXPENSES
Salaries and salary related costs	57,518
Professional fees	40,693
Depreciation and amortization expense	175,679
General and administrative expenses	59,390
Total operating expenses	333,280

OPERATING INCOME	78,201

OTHER INCOME (EXPENSE)
Other income	13,758
Net income from discontinued operations before income taxes	91,959
Provision for income taxes	-
Net income from discontinued operations after income taxes	$91,959

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Containers	$4,346,839	$4,550,849
Trucks and tractors	9,088,500	9,263,400
Trailers	1,033,259	1,033,259
Shop equipment	52,998	52,998
Furniture	16,843	16,843
Leasehold improvements	133,421	133,421
	14,671,860	15,050,770
Less accumulated depreciation	(2,629,004)	(2,328,522)
Net book value	$12,042,856	$12,722,248

Depreciation expenses for the three months ended March 31, 2025 and 2024 were $317,205 and $112,076, respectively.

In January 2025, the Company repaid $136,200 of accounts payable owed to a related party through the sale of $193,118 of front-load containers. As a result, the Company recognized a loss on the sale of equipment of $56,917 (Note 17 – Commitments and Contingencies). Additionally, in January of 2025, the Company fully impaired a truck asset due to a vehicle fire. As a result, the Company recorded an impairment expense of $169,070. Additionally, the Company received insurance proceeds of $87,446 due to the vehicle fire. The insurance proceeds and impairment expense are both recognized as components of other expense on the consolidated statement of operations.

NOTE 6 – INTANGIBLES, NET

Intangible assets consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Customer Lists	$687,500	$687,500

Less: accumulated amortization	(154,687)	(137,500)
Net book value	$532,813	$550,000

Amortization expense from intangible assets was $17,187 and $17,188 for the three months ended March 31, 2025 and 2024, respectively. As further described in Note 3 – Business Combinations, the valuation of identified intangible assets is still preliminary and not complete as of March 31, 2025. The Company anticipates an allocation of value to various identified finite lived intangible assets during the second quarter of the year ended December 31, 2025. When this occurs the Company will make required charges to amortization expense to adjust the carrying value of the intangible assets through measurement period adjustments.

Future amortization expense from existing intangible assets as of March 31, 2025 are as follows:

For the Years Ended,
December 31,
Remainder of 2025	$51,563
2026	68,750
2027	68,750
2028	68,750
2029	68,750
Thereafter	206,250
Total remaining amortization expense	$532,813

NOTE 7 – GOODWILL

The Company has one reporting unit, the Trucking unit. As of March 31, 2025 and December 31, 2024, the goodwill for the reporting unit was $12,332,347 and $12,440,922, respectively. The goodwill at March 31, 2025 and December 31, 2024, is the result of the Company’s acquisition of Standard. Certain estimated fair values of the assets acquired and liabilities assumed for the acquisition, including goodwill and associated intangible assets, are not yet finalized (Note 3 – Business Combinations). Therefore, the Company anticipates a reduction of the preliminary goodwill balance due to allocations to other tangible and intangible assets and liabilities during the second quarter of the year ended December 31, 2025.

During the three months ended March 31, 2025 the Company recorded an acquisition measurement period adjustment of $108,575 to reflect adjustments to the accounts payable assumed upon acquisition of Standard. This purchase price allocation adjustment resulted in a $108,575 decrease to goodwill and a corresponding decrease to accounts payable.

The changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2025 are as follows:

	Trucking
Gross Goodwill:	$
Balance as of December 31, 2024		12,440,922
Goodwill recognized		-
Acquisition measurement period adjustment		(108,575)
Balance as of March 31, 2025		12,332,347
Accumulated Impairment:
Balance as of December 1, 2024		-
Impairment		-
Balance as of March 31, 2025		-
Net carrying value, as of December 31, 2024		$12,332,347

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

Average lease terms and discount rates are as follows:

	March 31,	December 31,
	2025	2024
Weighted average remaining lease term (in years)	2.12	2.32
Weighted average discount rate	9.29%	9.25%

Future minimum lease payments required under operating leases on an undiscounted cash flow basis as of March 31, 2025, were as follows:

For the Years Ended,
December 31,
Remainder of 2025	$152,129
2026	207,944
2027	80,460
Total minimum lease payments	440,533
Less: imputed interest	(43,020)
Present value of future minimum lease payments	397,513

Current operating lease liabilities	174,303
Non-current operating lease liabilities	$223,210

The Company had operating lease expenses of $48,816 and $136,129 for the three months ended March 31, 2025 and 2024, respectively. The Company records operating lease expense as a component of general and administrative expenses on the consolidated statements of operations.

Financing Leases

As of December 31, 2024, Standard leased a truck used for its operations under a five-year lease that commenced during May of 2022 and which matured in May of 2027. This lease is classified as a finance lease. The lease called for monthly payments of $3,304 bearing interest of 12.08% per annum. The lease included a purchase option upon maturity. As of December 31, 2024, the finance lease right of use asset was $100,686 and was included within property and equipment, net on the accompanying consolidated balance sheets. On January 6, 2025, the finance lease was entirely paid off and the purchase option exercised. The truck was included in the equipment sold to a third-party buyer and simultaneously leased back to the Company (Note 11 – Financing Liability). The average lease terms and discount rates for the Company’s finance leases were as follows:

	March 31,	December 31,
	2025	2024
Weighted average remaining lease term (in years)	0.00	2.33
Weighted average discount rate	N/A	12.08%

The Company’s finance lease costs consisted of $90,549 of interest expense and $0 of amortization of the right of use asset during the three months ended March 31, 2025.

NOTE 9 – NOTES PAYABLE

The Company borrows funds from various creditors to finance its equipment, operations and acquisitions. The Company’s collateralized loans are secured by interest in the financed equipment. The Company’s notes payables balance as of March 31, 2025 and December 31, 2024, consisted of the following:

		March 31,		December 31,
		2025		2024
		Current	Non-current	Current	Non-current

Collateralized Loans:	(a)	$734,492	$99,138	$2,534,832	$4,139,082

Note Payables:
Keystone	(b)	99,000	-	99,000	-
Michaelson	(c)	1,038,851	-	1,657,090	-
Third Party Lender – Formerly Michaelson	(d)	500,000	-	-	-
Loanbuilder	(e)	125,555	-	100,611	26,489
Individual	(f)	25,000	-	25,000	-
February 2025 Note	(g)	70,000	-	-	-

Related Parties:
Standard Waste Promissory Note #1	(h)	175,000	-	175,000	-
Titan Holdings 2	(i)	807,470	-	882,470	-
Titan Holdings 5	(j)	40,551	-	107,000	-
Miller	(k)	305,000	-	305,000	-
J. Rizzo	(l)	48,727	-	78,727	-
Celli – Formerly Michaelson	(m)	165,000	-	-	-

Total outstanding principal		4,134,646	99,138	5,964,730	4,165,571
Less: discounts		(215,891)	-	(532,969)	(884,359)
Total notes payable		3,918,755	99,138	5,431,761	3,281,212

Less: Notes payable – related parties		1,611,748	-	1,548,196	-
Notes payable		$2,307,007	$99,138	$3,883,565	$3,281,212

Guarantee of Debt

On May 31, 2024, the Company entered into a Guaranty Fee Agreement pursuant to which certain outstanding indebtedness owed by the Company to the sellers of Standard is guaranteed. Pursuant to the Guaranty Fee Agreement, Charles B. Rizzo personally guaranteed the obligations of Standard and the Company. In exchange for providing the guarantees, the Company agreed to provide compensation consisting of a deposit fee, a guarantee fee, and an annual fee. The guarantee fee consisted of 15,000,000 shares of common stock or the equivalent shares of Series A Preferred Stock, and the deposit fee consisted of 6,500,000 shares of common stock or the equivalent shares of Series A Preferred Stock. The annual fee consists of 2.5% of the total amount of all outstanding debt on the anniversary of the agreement. The deposit fee and guarantee fee were settled on May 31, 2024 with the issuance of 215,000 shares of Series A Preferred Stock. The total value of the 215,000 shares of Series A Preferred Stock issued on May 31, 2024 was $3,010,000. All of the guarantee fee was recorded as a debt issuance cost discount of $3,010,000 associated with all of Standard’s debt obligations. On January 6, 2025, the Company signed an agreement with a third-party buyer to which the Company received proceeds of approximately $7.5 million, of which approximately $5.8 million was used to repay the principal of the Company’s collateralized notes payables (Note 11 – Financing Liability). As a result, $1,085,037 of the guarantee fee discount was written off and is included within interest expense on the accompanying consolidated statements of operations.

Collateralized

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

On January 6, 2025, the Company’s subsidiaries signed a Master Lease Agreement with a third-party buyer from which such subsidiaries received proceeds of approximately $7.5 million, of which approximately $5.8 million was used to repay the principal of such subsidiaries’ collateralized notes payables (Note 11 – Financing Liability). The aggregated debt as of March 31, 2025 was approximately $834,000 of outstanding principal and was made up of installment notes with a weighted average interest rate of 29.54%, due in monthly instalments with final maturities at various dates ranging from January 2025 to January 2029, secured by related equipment. As of March 31, 2025, approximately $710,000 of the collateralized notes payable were in default.

Notes Payables:

(b)	During the year ended December 31, 2024, there were three note payable agreements executed between the Company and Keystone Capital Partners, LLC for an aggregate amount of $240,000. The agreements were issued between May 30, 2024 and June 7, 2024. All notes mature in less than 12 months and accrue interest at a rate of 10% per annum. On July 2, 2024, Keystone Capital Partners, LLC and the Company agreed to cancel two promissory notes for a total of $150,000 in exchange for 15,134 warrants to purchase 100 shares common stock each and 15,134 shares of Series B Preferred Stock. The warrants each have an exercise price of $0.06 per share (Note 15 – Mezzanine Equity and Stockholders’ Equity). The exchange was analyzed under FASB ASC 470-50 and was concluded a debt extinguishment. As of December 31, 2024 the remaining note was in default, and as a result a $9,000 late payment fee was capitalized as part of the note’s principal. The outstanding balance of the remaining note as of March 31, 2025 and December 31, 2024 was $99,000.

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

In October 2023, the Company and Michaelson agreed to forbear the principal payments owed to Michaelson during the three months ended September 30, 2023 until October 30, 2023. On December 28, 2023, the Company and Michaelson signed a Forbearance Agreement (the “December Michaelson Amendment”) that was accounted for as a debt modification in accordance with FASB ASC 470 – Debt (“ASC 470”).

The December Michaelson Amendment established a period ending on March 31, 2024 during which Michaelson agreed to forbear from exercising its rights against the Company with respect to a default. Additionally, it set the following repayment terms: (1) on or before December 31, 2023, the Company was to make a $125,000 principal payment, (2) on or before January 31, 2024, the Company was to make a principal payment of $50,000, (3) on or before March 31, 2024, the Company was to repay its remaining principal obligations to Michaelson, (4) beginning on January 2024, the Company was to make three monthly interest payments of $22,571, and (5) following the payment of its other obligations owed to Michaelson, the Company was to issue to Michaelson $50,000 worth of preferred stock at the current offering terms and conditions.

In April 2024, the Company and Michaelson agreed to extend the term of the Michaelson Note until June 30, 2024, and forbear all other terms until May 1, 2024. In exchange for such extension and forbearance, the Company agreed: (1) to pay $600,000 to Michaelson upon the closing of the acquisition of Standard Waste Services, LLC, of which $500,000 was repayment of principal and $100,000 was a fee for the forbearance (payable $50,000 in cash and $50,000 in Series B Preferred Stock), (2) any new debt incurred by the Company shall be subordinated to the Michaelson Note, and (3) Michaelson is to receive 25% of the net proceeds on any capital raised greater than $6.0 million. During the year ended December 31, 2024, the Company issued 5,000 shares of Series B Preferred Stock in satisfaction of the Series B Preferred Stock that was owed.

On July 31, 2024, the Company and Michaelson agreed to a Forbearance Agreement that amended the Michaelson Note Payable (the “July Michaelson Amendment”). As a result, the interest rate of the Michaelson Note increased to 16% per annum beginning on July 1, 2024. Additionally, the principal payment schedule of the Michaelson Note was amended as follows: a payment of $750,000 was due on or by August 30, 2024, a payment of $457,089 was due on or by September 30, 2024, and a payment of the remaining outstanding principal was due on or by November 30, 2024. The Company also agreed to pay a forbearance fee of $10,000 to Michaelson. In accordance with ASC 470, the July Michaelson Amendment was accounted for as a debt modification.

In February 2025, the Company and Michaelson agreed to amend the Michaelson Note (the “February Michaelson Amendment”). As a result, Michaelson agreed to waive all events of default until April 15, 2025. Additionally, Michaelson sold $500,000 of the principal obligation owed to it by the Company to a third party lender. Repayment terms between the Company and the lender are expected to be negotiated in future periods and as of the filing of these consolidated financial statements have not yet been determined. Until they are renegotiated, the repayment terms are still governed by the original terms of the Michaelson Note. Further, it was agreed that interest payments of $21,761 were due on February 28, 2025, on March 14, 2025, and on April 7, 2025. The Company and Michaelson also agreed to the following repayment terms: 1) $50,000 of fees is due by April 15, 2025, 2) a principal payment of $165,000 is due by February 21, 2025, and 3) a principal payment of $967,090 is due by April 15, 2025. Lastly, Michaelson sold $165,000 of the principal obligation owed to it by the Company to Frank Celli (“Celli”), a director of the Company. Repayment terms between the Company and Celli are expected to be negotiated in future periods and as of the filing of these financial statements have not yet been determined. Until they are renegotiated, the repayment terms are still governed by the original terms of the Michaelson Note. In accordance with FASB ASC 470-60 “Troubled Debt Restructuring by Debtors” the February Michaelson Amendment qualified for treatment as a Troubled Debt Restructuring. As a result the Company recognized a loss from troubled debt restructuring of $58,919 in the consolidated statements of operations for the three months ended March 31, 2025.

As of March 31, 2025, and December 31, 2024, the outstanding principal balance was $1,038,851 and $1,657,090, respectively. As the April 2025 payment has not yet been made, the Michaelson Note is considered in default.

(d)	During the first quarter of 2025 Michaelson sold $500,000 of the principal obligation owed to it by the Company to a third party lender. Repayment terms between the Company and the lender are expected to be negotiated in future periods and as of the filing of these consolidated financial statements have not yet been determined. As of March 31, 2025, the repayment obligation to the third party lender was recognized as $500,000 as a component of notes payable on the consolidated balance sheet.

(e)	As of December 31, 2024, the Company had 20 remaining required monthly repayments of $6,046 and 4 remaining required monthly repayments of $1,545 of these Notes. As of March 31, 2025, the Company has 20 remaining required monthly repayments of $6,046 and 3 remaining required monthly repayments of $1,545 of these Notes. As of March 31, 2025 the Company was in default with regards to these notes due to missed payments.

(f)	On May 16, 2022, the Company issued a $25,000 promissory note (the “Individual #1 Note”) with an individual private investor. The Individual Note has an annual interest rate of 12% per annum and matured on December 31, 2023, at which time all principal and accrued interest was owed. The Individual #1 Note is in default and therefor incurs additional interest of 0.5% on all outstanding principal and interest owed.

(g)	On February 10, 2025, the Company and a consultant effected a settlement agreement and release related to the March 2023 Agreement. As a result, the Company agreed to settle all amounts owed due to the March 2023 Agreement in exchange for a payment of $3,000, the issuance of a promissory note (the “February 2025 Note”) with a principal value of $70,000 and the issuance of 1,500,000 shares of the Company’s common stock (Note 17 – Commitments and Contingencies). The February 2025 Note has an annual interest rate of 2% and is payable in seven equal installments payable on the first day of each month, commencing on March 1, 2025. As of March 31, 2025 the outstanding balance was $70,000 and the February 2025 Note was in default.

Related Parties:

(h)	On May 30, 2024 the Company entered into a promissory note agreement with Dominic and Sharon Campo for $500,000. The note matured on July 15, 2024. The promissory note has an annual interest rate of 13.75% until maturity date and 18% after the maturity. The Company incurred debt issuance costs of $245,469 in connection with the execution of this agreement of which $245,469 was amortized during the year ended December 31, 2024 (please see Guarantee of Debt above). On December 31, 2024 the Company and the note holders agreed to amend the promissory note. As a result the promissory note is to be repaid with weekly payments of $5,000 and is due on March 31, 2025. All events of default that existed prior to the amendment were cured. Additionally, $150,000 of principal was exchanged for the issuance of 3,000,000 shares of common stock (Note 13 – Shares to be Issued). As of March 31, 2025 and December 31, 2024 the promissory note had an outstanding balance of $175,000.

According to the terms of the promissory note agreement, failure to repay the principal by the maturity date shall result in a fifteen day cure period in which the principal must repaid or else result in a default on the promissory note. As of April 15, 2025 the cure period had elapsed and the Company was in default with respect to the promissory note. Upon expiration of the cure period, a default penalty of either 1) $100,000 payable in cash or 2) 200,000 shares of Series A Preferred Stock, at the option of the note holders, became due.

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

Titan had an informal agreement with Titan Holdings 2 to continually borrow from Titan Holdings 2 as working capital needs arise. These additional funds are to be repaid as funding becomes available. As of March 31, 2025 and December 31, 2024, the Company had informally borrowed an additional $165,000 and $240,000, respectively, under this arrangement.

In July of 2024, the Company sold two customer contracts in exchange for total proceeds of $370,000; consisting of $100,000 in cash, $50,000 of expenses paid on behalf of the Company, and debt forgiveness of $220,000. The debt forgiveness included the forgiveness of $146,000 of principal and $4,000 of accrued interest related to the Titan Holdings 2 Note. As of March 31, 2025 the outstanding balance of the Titan Holdings 2 Note was $807,470 and the Titan Holdings 2 Note was in default.

(j)

On December 31, 2023, Titan Trucking and a stockholder of the Company agreed to an informal agreement (the “Titan Holdings 5 Note”) to borrow funds from the stockholder as working capital needs arise. These additional funds are to be repaid as funding becomes available. As of March 31, 2025, Titan had borrowed $40,551 in additional funding.

On May 30, 2024, the Company and the stockholder agreed to a promissory note for a principal amount of $100,000. The promissory note has an annual interest rate of 10% and a maturity date of September 30, 2024. The note also featured a provision stating the Company will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity. On July 2, 2024 the stockholder and the Company agreed to cancel the promissory note in exchange for 10,091 units that each include 10,091 warrants, each to purchase 100 shares of common stock, and 10,091 shares of Series B Preferred Stock. The warrants each have an exercise price of $0.06 per share (Note 15 – Mezzanine Equity and Stockholders’ Equity). The exchange was analyzed under ASC 470-50 and was concluded a debt extinguishment.

(k)

On October 30, 2023, Titan Trucking and the Company’s CEO, Glen Miller (“Miller”), agreed to a promissory note for a principal amount of $250,000. The promissory note is non-interest bearing and to be repaid within 30 days of the Company’s receipt of bridge funding. The note also features a provision stating Titan Trucking will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity. The promissory note currently has an outstanding balance of $250,000 and as of March 31, 2025 was in default.

On February 23, 2024, the Company and Miller agreed to a promissory note for a principal amount of $55,000. The promissory note is non-interest bearing, had a maturity date of June 30, 2024, and has an original issue discount of $5,000. The note also features a provision stating the Company will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity. The promissory note currently has an outstanding balance of $55,000 and as of March 31, 2025 is in default.

On May 30, 2024, the Company and Miller agreed to a promissory note for a principal amount of $50,000. The promissory note has a maturity date of June 28, 2024, and has an annual interest rate of 10%. The note also features a provision stating the Company will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity. On July 2, 2024, Miller and the Company agreed to cancel the promissory note in exchange for 5,045 units which include 5,045 warrants to purchase 100 shares common stock each and 5,045 shares of Series B Preferred Stock. The warrants each have an exercise price of $0.06 per share (Note 15 – Stockholders’ Equity and Mezzanine Equity). The exchange was analyzed under ASC 470-50 and was concluded a debt extinguishment.

(l)	On November 30, 2023, the Company and its former COO, Jeff Rizzo (“Rizzo”), agreed to a promissory note for a principal amount of $65,000. The promissory note has an interest rate of 10% and a maturity date of June 30, 2024. The note also features a provision stating the Company will pay a 10% late fee in the event repayment is not made by more than 30 days past maturity. As of March 31, 2025, the maturity date had elapsed, the promissory note is in default and the outstanding balance owed to Rizzo was $48,727.

The Company has an informal agreement with Rizzo to continually borrow from Rizzo as working capital needs arise. These additional funds are to be repaid as funding becomes available. As of March 31, 2025 and December 31, 2024, Titan had borrowed $0 and $13,727, respectively, in additional funding.

(m)	In the first quarter of 2025, Michaelson sold $165,000 of the principal obligation owed to it by the Company to Celli. Repayment terms between the Company and Celli are expected to be negotiated in future periods and as of the filing of these financial statements have not yet been determined. As of March 31, 2025 the repayment obligation to Celli was recognized as $165,000 as a component of notes payable on the consolidated balance sheets.

Interest expense on notes payable for the three months ended March 31, 2025 and 2024 was $534,939 and $235,421, respectively.

Principal maturities for the next five years and thereafter for the years ended December 31, are as follows:

Remainder of 2025	$4,128,163
2026	27,850
2027	33,573
2028	40,471
2029	3,727
Thereafter	-
Total principal payments	4,233,784
Less: debt discounts	(215,891)
Total notes payable	$4,017,893

NOTE 10 – CONVERTIBLE NOTES PAYABLE

The Company’s convertible notes as of March 31, 2025 and December 31, 2024 were as follows:

		March 31,		December 31,
		2025		2024
		Current	Non-current	Current	Non-current

Convertible Notes Payable:
2023 Bridge Notes	(a)	$1,332,000	$-	$1,110,000	$-
2023 Automatic Exchange Bridge Notes	(b)	2,036,000	-	2,036,000	-
2024 Bridge Notes	(c)	187,500	-	187,500	-
2024 Automatic Exchange Bridge Note	(d)	525,000	-	525,000	-
2024 Convertible Notes	(e)	2,030,560	-	1,548,960	481,600

Related Parties:
Miller Bridge Notes	(f)	576,000	-	480,000	-
Titan 5 Bridge Note	(g)	144,000	-	120,000	-
Celli Automatic Exchange Note	(h)	212,500	-	150,000	-
FC Advisory Automatic Exchange Note	(i)	60,000	-	60,000	-
Standard Waste Promissory Note #2	(j)	2,359,898	-	-	2,359,898
Total outstanding principal		9,463,458	-	6,279,960	2,841,498
Less: discounts		(1,913,419)	-	(1,807,791)	(573,396)
Total convertible notes payable		7,550,039	-	4,472,169	2,268,102

Convertible notes payable – related parties		2,512,182	-	480,790	1,812,799
Convertible notes payable		$5,037,857	$-	$3,991,379	$455,303

Convertible Notes Payable:
(a)

Between May 19, 2023 and August 7, 2023, the Company issued a series of convertible notes payables (the “2023 Bridge Notes”) to investors with a total principal value of $1,110,000 and an annual interest rate of 10%. The 2023 Bridge Notes were issued with maturity dates ranging from May 19, 2024 through August 7, 2024 and with a 20% original issue discount. The 2023 Bridge Notes also contain identical “rollover rights” conversion features that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. In the event of default, the 2023 Bridge Notes accrue interest at a rate of 24% and all outstanding principal and accrued interest must be repaid at an amount equal to 120% of the outstanding principal balance.

Effective July 29, 2024 and through December 31, 2024, the Company and the investors agreed to waive all events of default and all claims to related default interest, with the exception of any default interest that accrued prior to July 29, 2024. On December 31, 2024 the investors and the Company agreed to amend all of the 2023 Bridge Notes except for one $600,000 note. The amended notes had their maturity date extended to March 31, 2025. As of March 31, 2025, the Company had not repaid the 2023 Bridge Notes and as a result the Company recorded an additional $222,000 and $38,283 of principal and accrued interest, respectively, as a default fee for the 2023 Bridge Notes. The default fee was recorded as a component of interest expense, net of interest income on the consolidated statements of operations.

(b)

Between May 19, 2023 and August 7, 2023, the Company issued a series of convertible notes payables (the “2023 Automatic Exchange Bridge Notes”) to investors with a total principal value of $2,036,000 and an annual interest rate of 10%. The 2023 Automatic Exchange Bridge Notes were issued with maturity dates ranging from May 19, 2024 through August 7, 2024 and with a 20% original issue discount. The 2023 Automatic Exchange Bridge Notes also contain identical “rollover rights” conversion features that enable the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. In the event of default, the 2023 Bridge Notes accrue interest at a rate of 24% and all outstanding principal must be repaid at an amount equal to 120% of the outstanding principal balance.

Effective July 29, 2024 and through December 31, 2024, the Company and the investors agreed to waive all events of default and all claims to related default interest, with the exception of any default interest that accrued prior to July 29, 2024. Additionally, effective July 29, 2024, $264,000 of the 2023 Automatic Exchange Bridge Notes were amended to have a maturity date of December 31, 2024. On December 31, 2024 the investors and the Company agreed to extend the maturity date of the 2023 Automatic Exchange Bridge Notes to March 31, 2025.

On March 4, 2025 the Company and the investors agreed to certain Exchange Agreements that extended the maturity dates of the 2023 Automatic Exchange Bridge Notes to May 31, 2025 and also amended the terms of the 2023 Automatic Exchange Bridge Notes such that immediately prior to the closing of an underwritten public offering of the Company’s common stock in connection with the commencement of the Company’s common stock trading on certain national stock exchanges, the notes shall automatically be exchanged for shares of the Company’s common stock and Series C Preferred Stock. The investors shall receive common stock equal to 1) the sum of the principal and accrued interest of the notes outstanding as of February 9, 2025, 2) multiplied by 1.4, 3) plus all interest accrued on the notes following February 9, 2025 and through the trigger date of the exchange, 4) divided by the lesser of $0.05 or 100% of the price per share at which the common stock is sold in the underwritten public offering. Further, if the issuance of shares of common stock to an investor would result in the investor exceeding 4.99% of the shares of the Company’s common stock outstanding, the Company shall issue the investor one share of Series C Preferred Stock for every 40 shares of common stock in excess of 4.99% of the total shares of the Company’s common stock outstanding, in lieu of the excess shares of common stock.

(c)	On February 28, 2024 and March 7, 2024 the Company issued two 25% original issue discount convertible notes payable (the “2024 Bridge Notes”) with a total principal amount of $187,500. The 2024 Bridge Notes have an annual interest rate of 11% and mature on August 31, 2025. The 2024 Bridge Notes contain a “rollover rights” conversion feature that enables the holders to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

(d)	On August 12, 2024 the Company issued an investor a $525,000 non-interest bearing convertible note payable (the “2024 Automatic Exchange Bridge Note) along with 10,000,000 common stock warrants in exchange for proceeds of $500,000. The Company recognized a debt discount of $413,190 as a result of the warrants (Note 15 – Mezzanine Equity and Stockholders’ Equity). The 2024 Automatic Exchange Bridge Note has a $25,000 original issue discount and a maturity date of October 12, 2024, which was subsequently extended to December 31, 2024. The 2024 Automatic Exchange Bridge Note also contains a “rollover rights” conversion features that enables the holder to convert all or part of the note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering.

On March 4, 2025 the Company and the investor agreed to an Exchange Agreement that extended the maturity dates of the 2024 Automatic Exchange Bridge Note to May 31, 2025 and also amended the terms of the 2024 Automatic Exchange Bridge Note such that immediately prior to the closing of an underwritten public offering of the Company’s common stock in connection with the commencement of the Company’s common stock trading on certain national stock exchanges, the note shall automatically be exchanged for shares of the Company’s common stock and Series C Preferred Stock. The investor shall receive common stock equal to 1) the sum of the principal and accrued interest of the notes outstanding as of February 9, 2025, 2) multiplied by 1.4, 3) plus all interest accrued on the note following February 9, 2025 and through the trigger date of the exchange, 4) divided by the lesser of $0.05 or 100% of the price per share at which the common stock is sold in the underwritten public offering. Further, if the issuance of shares of common stock to the investor would result in the investor exceeding 4.99% of the shares of the Company’s common stock outstanding, the Company shall issue the investor one share of Series C Preferred Stock for every 40 shares of common stock in excess of 4.99% of the total shares of the Company’s common stock outstanding, in lieu of the excess shares of common stock.

(e)	Between October 15, 2024 and December 26, 2024 the Company issued six 12% original issue discount convertible promissory notes (“2024 Convertible Notes”) along with 31,239,385 warrants in exchange for proceeds of $1,813,000. The 2024 Convertible Notes have a total principal amount of $2,030,560. The Company recognized a debt discount of $1,377,978 as a result of the warrants (Note 15 – Mezzanine Equity and Stockholders’ Equity). The 2024 Convertible Notes also have an annual interest rate of 15% and maturity dates ranging from November 15, 2025 through December 26, 2026. Each of the 2024 Convertible Notes contains a conversion feature enabling the principal balance to be converted into common stock at a conversion price of $0.065 per share.

Related Parties:

(f)

Between June 13, 2023 and July 24, 2023, the Company sold and issued two 20% original issue discount Promissory Notes (the “Miller Bridge Notes”) to Miller. The Miller Bridge Notes both have principal amounts of $240,000. The Miller Bridge Notes have an annual interest rate of 10% per annum and were issued with maturity dates ranging from June 13, 2024 to July 24, 2024. The Miller Bridge Note contains a “rollover rights” conversion feature that enables the holders to convert all or part of the Miller Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public offering. In the event of default, the Miller Bridge Notes accrue interest at a rate of 24% and all outstanding principal and accrued interest must be repaid at an amount equal to 120% of the outstanding principal balance.

Effective July 29, 2024 and through December 31, 2024, the Company and Miller agreed to waive all events of default and all claims to related default interest, with the exception of any default interest that accrued prior to July 29, 2024. On December 31, 2024 the Miller Bridge Notes were amended and the maturity date was extended to March 31, 2025. As of March 31, 2025, the Company had not repaid the Miller Bridge Notes and as a result the Company accrued $96,000 and $17,768 of principal and accrued interest, respectively, as a default fee for the Miller Bridge Notes. The default fee was recorded as a component of interest expense, net of interest income on the consolidated statement of operations.

(g)

On June 13, 2023, the Company sold and issued a 20% original issue discount Promissory Note (the “Titan 5 Bridge Note”) to Titan 5, a stockholder of the Company. The Titan 5 Bridge Note has a principal amount of $120,000, an annual interest rate of 10%, and was issued with a maturity date of June 13, 2024. The Titan 5 Bridge Note contains a “rollover rights” conversion feature that enables the holders to convert all or part of the Titan 5 Bridge Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. In the event of default, the Titan 5 Bridge Note accrues interest at a rate of 24% and all outstanding principal and accrued interest must be repaid at an amount equal to 120% of the outstanding principal balance.

Effective July 29, 2024 and through December 31, 2024, the Company and Titan 5 agreed to waive all events of default and all claims to related default interest, with the exception of any default interest that accrued prior to July 29, 2024. On December 31, 2024 the Titan 5 Bridge Note was amended and the maturity date was extended to March 31, 2025. As of March 31, 2025, the Company had not repaid the Titan 5 Bridge Notes and as a result the Company accrued $24,000 and $4,749 of principal and accrued interest, respectively, as a default fee for the Titan 5 Bridge Notes. The default fee was recorded as a component of interest expense, net of interest income on the consolidated statement of operations.

(h)	On December 28, 2023, the Company sold and issued a 20% original issue discount Promissory Note to Celli. The Promissory Note has a principal amount of $150,000, an annual interest rate of 10%, and was issued with a maturity date of December 28, 2024. In the event of a Qualified Financing, the Company will be required to repay all outstanding principal and accrued interest. A Qualified Financing is defined as the issuance and sale of equity securities by the Company to investors prior to the maturity date, with total gross proceeds of not less than $5,000,000. The Promissory Note was amended to extend its maturity date to March 31, 2025. On February 28, 2024, the Company sold and issued a 25% original discount Senior Secured Promissory Note to Celli. The note has a principal amount of $62,500, an annual interest rate of 11%, and was issued with a maturity date of August 31, 2025. These two notes are collectively referred to as the “Celli Automatic Exchange Notes”.

The Celli Automatic Exchange Notes contain a “rollover rights” conversion feature that enables the holder to convert all or part of the Celli Automatic Exchange Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. In the event of default, the Celli Automatic Exchange Notes accrue interest at a rate of 24% and all outstanding principal must be repaid at an amount equal to 120% of the outstanding principal balance.

On March 4, 2025 the Company and Celli agreed to an Exchange Agreement that extended the maturity date of the first promissory note held by Celli to May 31, 2025 and also amended the terms of the Celli Automatic Exchange Notes such that immediately prior to the closing of an underwritten public offering of the Company’s common stock in connection with the commencement of the Company’s common stock trading on certain national stock exchanges, the notes shall automatically be exchanged for shares of the Company’s common stock and Series C Preferred Stock. Celli shall receive common stock equal to 1) the sum of the principal and accrued interest of the notes outstanding as of February 9, 2025, 2) multiplied by 1.4, 3) plus all interest accrued on the note following February 9, 2025 and through the trigger date of the exchange, 4) divided by the lesser of $0.05 or 100% of the price per share at which the common stock is sold in the underwritten public offering. Further, if the issuance of shares of common stock to Celli would result in Celli exceeding 4.99% of the shares of the Company’s common stock outstanding, the Company shall issue Celli one share of Series C Preferred Stock for every 40 shares of common stock in excess of 4.99% of the total shares of the Company’s common stock outstanding, in lieu of the excess shares of common stock.

(i)	On December 22, 2023, the Company sold and issued a 20% original issue discount Promissory Note (the “FC Advisory Automatic Exchange Note”) to FC Advisory, a company owned by a Director of the Company. The FC Advisory Automatic Exchange Note has a principal amount of $60,000, an annual interest rate of 10%, and was issued with a maturity date of December 22, 2024. The FC Advisory Automatic Exchange Note contains a “rollover rights” conversion feature that enables the holders to convert all or part of the FC Advisory Automatic Exchange Note’s principal and accrued interest in the event of a public offering or private placement of the Company’s equity, equity linked, or debt securities into purchase consideration for said public or private offering. Subsequent to its issuance, the FC Advisory Automatic Exchange Note was amended to extend its maturity date to March 31, 2025.

On March 4, 2025 the Company and FC Advisory agreed to an Exchange Agreement that extended the maturity date of the FC Advisory Automatic Exchange Note to May 31, 2025 and also amended the terms of the FC Advisory Automatic Exchange Note such that immediately prior to the closing of an underwritten public offering of the Company’s common stock in connection with the commencement of the Company’s common stock trading on certain national stock exchanges, the notes shall automatically be exchanged for shares of the Company’s common stock and Series C Preferred Stock. FC Advisory shall receive common stock equal to 1) the sum of the principal and accrued interest of the notes outstanding as of February 9, 2025, 2) multiplied by 1.4, 3) plus all interest accrued on the note following February 9, 2025 and through the trigger date of the exchange, 4) divided by the lesser of $0.05 or 100% of the price per share at which the common stock is sold in the underwritten public offering. Further, if the issuance of shares of common stock to FC Advisory would result in FC Advisory exceeding 4.99% of the shares of the Company’s common stock outstanding, the Company shall issue FC Advisory one share of Series C Preferred Stock for every 40 shares of common stock in excess of 4.99% of the total shares of the Company’s common stock outstanding, in lieu of the excess shares of common stock.

(j)

On May 31, 2024 the Company entered into a promissory note agreement (Standard Waste Promissory Note #2) with Dominic and Sharon Campo for $2,359,898. The note matures on May 15, 2027. The promissory note has an annual interest rate of 13.75% for the first year, 14.75% for the second year and 15.75% for the third year. Upon default, a 10 day “cure period” shall begin. The promissory note requires thirty-five (35) monthly installment payments of interest beginning on June 15, 2024, and a balloon payment of all outstanding principal and accrued interest upon maturity. As of March 31, 2025 the outstanding loan balance is $2,359,898. The Company incurred debt issuance costs of $1,158,562 in connection with the execution of this agreement of which $225,276 was amortized during the year ending December 31, 2024 (please see Guarantee of Debt above). The debt issuance cost balance as of March 31, 2025 and December 31, 2024 is $836,739 and $933,286, respectively.

On December 31, 2024 the Company and Dominic and Sharon Campo agreed to amend the Standard Waste Promissory Note #2. As a result $149,352 of accrued interest was converted into 2,987,050 shares of common stock. Additionally, following the amendment interest due from the Standard Waste Promissory Note #2 was changed to $6,460 per week. Lastly, the holders were granted the ability to purchase shares of common stock from the Company upon the Company’s listing on a national stock exchange, using the principal and accrued interest of the Standard Waste Promissory Note #2 in lieu of a cash payment. As of March 31, 2025 this was note was in default.

Interest expense due to convertible note payables for the three months ended March 31, 2025 and 2024 was $259,441 and $101,192, respectively.

Convertible note payables principal maturities for the next two years ended December 31, are as follows:

Remainder of 2025	$8,981,858
2026	481,600
Less: debt discounts	(1,913,419)
Total convertible notes payable	$7,550,039

NOTE 11 – FINANCING LIABILITY

On January 6, 2025, the Company signed an agreement to sell certain equipment to a third-party buyer for $7.5 million and simultaneously lease the equipment from the buyer (the “sale-leaseback”). The lease term began on January 6, 2025 and ends on October 6, 2029. Pursuant to the terms of the sale-leaseback the Company owes the buyer monthly rent of $200,250; payable in weekly payments of $46,212. At the end of the lease term, a terminal lease payment of $375,000 shall also be owed to the buyer. The proceeds from the sale of the equipment were used by the Company to repay approximately $5.8 million of principal from collateralized note payables, approximately $83,000 of principal related to the Company’s finance lease liability, approximately $589,000 of interest from collateralized note payables and the Company’s finance lease liability, and $379,100 of transaction fees. As a result of the repayments, the Company recorded a gain on refinancing of $140,442 in the consolidated statements of operations (Note 8 – Leases and Note 9 – Note Payables).

The Company determined that the buyer met the definition of a buyer-lessor and that the agreement met the definition of a lease. Additionally, the Company determined that control of the equipment did not transfer to the buyer at the time of the sale, that the Company retained the ability to prevent others from using the equipment, and that the Company will continue to receive all the economic benefits of the equipment. Therefor the sale-leaseback does not qualify as a sale and is deemed a “failed sale-leaseback” which must be accounted for as a financing arrangement. As a result, the Company is viewed as having received the sales proceeds from the buyer in the form of a hypothetical loan collateralized by the leased equipment. The hypothetical loan is payable as principal and interest in the form of “lease payments” to the buyer. As such, the Company will not derecognize the equipment from its books for accounting purposes until the end of the lease. The financing arrangement is recognized on the consolidated balance sheets as a “financing liability”.

The $379,100 of transaction costs are considered a cost of the financing liability and are recorded as a discount against the balance of the financing liability. Remaining future cash payments related to the financing liability, for the fiscal years ending December 31 are as follows:

Remainder of 2025	$1,892,362
2026	2,403,000
2027	2,403,000
2028	2,403,000
2029	2,223,462
11,324,824
Less: imputed interest and debt discounts	(4,481,014)
Total financing liability	$6,843,810

NOTE 12 – DERIVATIVE LIABILITIES

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

NOTE 13 – SHARES TO BE ISSUED

Michaelson Forbearance Agreement

On December 28, 2023, the Company and Michaelson signed a Forbearance Agreement (the “December Michaelson Amendment”) which amended the Michaelson Note and was accounted for as a debt modification in accordance with FASB ASC 470 – Debt. The December Michaelson Amendment states that following the payment of its other obligations owed to Michaelson, the Company shall issue Michaelson $50,000 worth of preferred stock at the current offering terms and conditions (Note 9 – Notes Payable). As a result, the Company recognized a $50,000 shares to be issued liability as of December 31, 2023. The Company analyzed these amounts and determined that they are liabilities in accordance with FASB ASC 480 – Distinguishing Liabilities from Equity.

In April 2024, the Company and Michaelson agreed to extend the term of the Michaelson Note until June 30, 2024, and forbear all other terms until May 1, 2024. Among other terms, the Company agreed to pay a $100,000 forbearance fee, payable in $50,000 of cash and $50,000 of Series B Preferred Stock. (Note 9 – Notes Payable). The $50,000 of shares obligated to Michaelson was issued during the second quarter of 2024 and the balance of the obligation was reduced to $0.

Standard Waste Promissory Notes Extension and Subordination Agreement

On December 31, 2024, the Company and the holders of Standard Waste Promissory Note #1 and Standard Waste Promissory Note #2 agreed to amend both notes and to sign a subordination agreement with a third party buyer (Note 11 – Financing Liability). In exchange for signing the subordination agreement, the Company agreed to issue 3,000,000 shares of common stock to the note holders. Additionally, $149,352 of accrued interest relating to Standard Waste Promissory Note #2 was forgiven in exchange for 2,987,050 shares of common stock. Standard Waste Promissory Note #2 was also amended so that interest on the note accrued at a rate of $6,460 per week and so that upon the Company’s listing on a national stock exchange, the holders shall have the right to purchase shares of common stock from the Company using the principal and accrued interest of Standard Waste Promissory Note #2. Lastly, $150,000 of principal relating to Standard Waste Promissory Note #1 was exchanged for 3,000,000 shares of common stock and the payment terms were amended so that the remaining principal balance of the note is to be repaid in weekly payments of $5,000 commencing on March 31, 2025.

As of December 31, 2024, and March 31, 2025, the common stock from these transactions had not been issued and the obligation was recorded to shares to be issued on the consolidated balance sheets in the amount of $212,894. As of the issuance date of these financial statements the common stock had not been issued and the obligation was outstanding.

NOTE 14 – BENEFIT PLAN

Titan Trucking offers a 401(k) plan. Employees are eligible to participate in the plan on the first day of the month following the date of hire. Employees may defer up to $23,500 for 2025 and $23,000 for 2024. Titan Trucking is required to contribute on behalf of each eligible participating employee. Titan Trucking will match 50% of the participants deferral not to exceed 3% of employee compensation. Employees will share in the matching contribution regardless of the amount of service completed during the plan year. Employees will become 100% vested in the employer matching contributions after one year of service.

Employer contributions for the three months ended March 31, 2025 and 2024 were $1,626 and $3,129, respectively.

NOTE 15 – MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

As of December 31, 2023, the Company was authorized to issue a total of 10,000,000 shares of its Preferred Stock in one or more series, and authorized to issue 300,000,000 shares of common stock. As a result of the redomicile and effective January 10, 2024, the authorized capital stock of the Company was amended to 425,000,000 total shares, consisting of 400,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.0001 per share, of which 630,900 shares were designated “Series A Convertible Preferred Stock”. As of March 31, 2025 the Company was authorized to issue 25,000,000 shares of Preferred Stock in one or more series, of which 1,567,900 shares were designated as “Series A Convertible Preferred Stock” and 1,360,000 shares were designated as “Series B Convertible Preferred Stock”.

On March 6, 2025, the Company’s board of directors designated a series of Preferred Stock (“Series C Preferred Stock”) consisting of 6,500,000 shares that were designated Series C Convertible Preferred Stock.

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

The Company determined the Series B Preferred Stock is classified as temporary mezzanine equity because redemption could be required at (1) a fixed or determinable date, (2) at the option of the holder, and (3) upon occurrence of a contingent event. The Company valued the redemption feature based on the present value of future cash flows using the following assumptions, (1) term of 1.17 years, (2) dividend rate of 10% and (3) effective interest rate of 8.12%. For the three months ended March 31, 2025 the Series B Preferred Stock related to the Offering was accreted $104,104. The accretion was analyzed and recorded as a deemed dividend and is disclosed on the consolidated statement of operations. The total offering proceeds was $4,222,000, which was allocated on a relative fair value basis between the Series B Preferred Stock and the warrants. The Series B Preferred Stock and the warrants were valued at $1,568,895 and $2,653,105, respectively.

Additional Series B Preferred Stock Issuances

On April 12, 2024, the Company issued 5,000 shares of Series B Preferred Stock to extend the term of the Michaelson Note until June 30, 2024 (Note 9 – Note Payables). The redemption feature is recorded at fair value and will be accreted to redemption value when it is deemed probable to be exercised. The Company valued the redemption feature at fair value based on the present value of future cash flows using the following assumptions, (1) term, (2) dividend rate, (2) effective interest rate, (3) and redemption value of $65,000. For the three months ended March 31, 2025 the Series B Preferred Stock was accreted $1,233.

On June 25, 2024, the Company issued 100,592 shares of Series B Preferred Stock to investors in exchange for equity interests for proceeds received in prior periods. The redemption feature is recorded at fair value and will be accreted to redemption value when it is deemed probable to be exercised. The Company valued the redemption feature at fair value based on the present value of future cash flows using the following assumptions, (1) term, (2) dividend rate, (2) effective interest rate, (3) and redemption value of $1,307,696. For the three months ended March 31, 2025 the Series B Preferred Stock was accreted by $24,804.

On July 2, 2024, the Company signed four Exchange Subscription Agreements with four of the Company’s lenders (Note 9 – Notes Payable). In accordance with the terms of the Exchange Subscription Agreements, an aggregate of $500,000 of principal owed to the lenders was cancelled in exchange for the issuance of 50,453 units which include 50,453 warrants to purchase 100 shares of common stock and 50,453 shares of Series B Convertible Preferred Stock. Each warrant has a five-year term and an exercise of $0.06 per share. The redemption feature is recorded at fair value and will be accreted to redemption value when it is deemed probable to be exercised. The Company valued the redemption feature at fair value based on the present value of future cash flows using the following assumptions, (1) term, (2) dividend rate, (2) effective interest rate, (3) and redemption value of $655,889. For the three months ended March 31, 2025 the Series B Preferred Stock was accreted by $12,440.

The following table illustrates the activity of the Series B Preferred Stock during the three months ended March 31, 2025:

Balance as of December 31, 2024	$7,847,079

Accretion of 422,200 Series B Preferred Stock due to Offering	104,104
Accretion of 100,592 Series B issuances	24,804
Accretion of 5,000 Series B issuances	1,233
Accretion of 50,453 Series B issuances	12,440

Balance as of March 31, 2025	$7,989,660

Series C Preferred Stock

On March 6, 2025, the Company’s board of directors designated a series of Preferred Stock (“Series C Preferred Stock”) consisting of 6,500,000 shares that were designated Series C Convertible Preferred Stock. As of March 31, 2025 there were 6,500,000 shares of Series C Preferred Stock authorized. As of March 31, 2025 the Company had 500,000 shares of Series C Stock issued and outstanding.

Each share of Series C Preferred Stock has a stated value of $2.40 and is convertible into a number of shares of Common Stock equal to (x) the stated value of the Series C Preferred Stock being converted plus all accrued but unpaid dividends, divided by (y) $0.05 per share (the “Conversion Price”); provided, however, that holders of Series C Preferred will not be able to convert shares of Series C Preferred Stock and receive shares of Common Stock upon such conversion to the extent that after giving effect to such issuance, the holder and such holder’s affiliates would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion of the applicable shares of Series C Preferred Stock. The holders of Series C Preferred Stock are not entitled to vote on any matter presented to the stockholders of the Company for their action. However, as long as any shares of Series C Preferred are outstanding, the Company may not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series C Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series C Preferred Stock, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series C Preferred Stock, or (c) increase the number of authorized shares of Series C Preferred Stock.

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

On February 10, 2025, the Company and certain investors agreed to subscriptions agreements pursuant to which the Company issued the investors 500,000 shares of Series C Preferred Stock in exchange for proceeds of $1,000,000. The investors included Celli. The securities agreements granted the investors the right to exchange the issued Series C Preferred Stock for any equity securities, or any equity-linked or related securities (including convertible securities, debt securities and preferred stock) that the Company issues in a subsequent securities placement (the “Exchange Right”). The Company determined that the Exchange Right is not clearly and closely related to its equity host contract and should be bifurcated as a separate derivative liability in accordance with ASC 815-40, Derivatives and Hedging. As the value of new securities a holder receives is equal to the stated value of Series C Preferred Stock exchanged upon exercising the Exchange Right, the Company determined the value of the Exchange right is de minimis. The Company will reevaluate these considerations at each reporting period.

Common Stock

As of March 31, 2025 and December 31, 2024, the Company had 39,543,674 and 28,211,953 shares of common stock issued and outstanding, respectively.

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

During the three months ended March 31, 2025 and 2024, the Company issued 9,434,221 and 10,252,269 shares of common stock due to exercises of share rights from common stock rights, respectively.

On February 10, 2025 the Company and a consultant effected a settlement agreement and release related to the March 2023 Agreement. As a result, the Company agreed to settle all amounts owed due to the March 2023 Agreement in exchange for a payment of $3,000, the issuance of a promissory note (the “February 2025 Note”) with a principal value of $70,000 and the issuance of 1,500,000 shares of the Company’s common stock (Note 17 – Commitments and Contingencies). The common stock issuance was recorded at a fair value of $0.02 per share, for a total fair value of $25,976.

Warrants

As a result of the redomicile and effective January 10, 2024, all the Company’s outstanding warrants were assumed by Titan and now represent warrants to acquire shares of Titan’s common stock. The following schedule summarizes the changes in the Company’s common stock warrants during the three months ended March 31, 2025 and 2024:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2024	102,004,617	$0.06 – 11.60	4.56	$22,355,963	$0.06

Warrants granted	26,444,060	$0.001 – 0.05	6.17	$5,739,934	$0.01
Warrants exercised	(400,000)	$0.001	-	$-	$-
Warrants expired/cancelled	(6,440,000)	$0.06	-	$-	$-

Balance at March 31, 2025	121,608,677	$0.001 – 11.60	4.72	$21,892,630	$0.05

Exercisable at March 31, 2025	121,608,677	$0.001 – 11.60	4.72	$21,892,630	$0.05

Balance at December 31, 2023	2,608,734	$0.008 – 16.00	4.81	$1,624,905	$10.67

Warrants granted	2,750,001	$0.06	4.77	$1,870,001	$0.06
Warrants exercised	-	$-	-	$-	$-
Warrants expired/cancelled	(96,616)	$0.008 – 16.00	-	$-	$-

Balance at March 31, 2024	5,262,119	$0.06 – 16.00	4.75	$3,570,001	$0.09

Exercisable at March 31, 2024	5,262,119	$0.06 – 16.00	4.75	$3,570,001	$0.09

On January 5, 2024, the Company issued 2,750,001 warrant shares to three investors in exchange for $650,000. The warrants were valued at their fair value at the time of grant, which was deemed to be $0.55 per share. The fair value of the warrants was in excess of the consideration received, and as a result the Company recognized a deemed dividend of $862,289.

On May 30, 2024, the Company issued 422,200 shares of Series B Preferred Stock and 42,220,000 warrants for an aggregate purchase price of $4,222,000. The warrants have an exercise price of $0.06 and a term of five years. In connection with issuance, the Company issued warrants to purchase an aggregate of 8,440,000 shares of common stock to placement agents. The placement agent warrants are identical to the warrants sold in the offering, except that they have a term of seven years. On January 3, 2025, the Company and the holder of 6,440,000 of the placement agent warrants agreed to exchange the placement agent warrants for 6,444,000 warrants that would be distributed to different holders. The new warrants have a term ending on May 31, 2031, and an exercise price of $0.05 per share.

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

On January 3, 2025 the Company issued 20,060,000 common stock warrants as compensation for services provided in connection with the Series B Offering. The warrants mature on May 31, 2031 and have an exercise price of $0.001 per share. The Company recognized stock-based compensation of $470,770 on the consolidated statement of operations as a result of the warrant issuance (Note 16 – Stock-Based Compensation).

On March 19, 2025 the holder of 400,000 warrants exercised their warrants in a cashless exercise. As a result, the holder received 397,500 shares of common stock. On April 3, 2025, the holder of 1,578,143 common stock warrants exercised their warrants in a cashless exercise. As a result, the holder received 1,522,363 shares of common stock (Note 19 – Subsequent Events).

Right to Receive Common Shares

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

The Company assessed the Series A Rights and Series B Rights for appropriate balance sheet classification and concluded that the Series A Rights and Series B Rights are freestanding equity-linked financial instruments that meet the criteria for equity classification under ASC 480 and ASC 815. Accordingly, they are classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. The Company also determined that the Series A Rights and Series B Rights should be included in the determination of basic and diluted earnings per share in accordance with FASB ASC 260, Earnings per Share.

As a result of the redomicile and effective January 10, 2024, each of the Company’s Series A Right to Receive Common Stock issued and outstanding immediately prior to the redomicile was exchanged for one Series A Right to Receive Common Stock of Titan, which has substantially the same rights and preferences as the Company’s original Series A Rights to Acquire Common Stock. Also, each of the Company’s Series B Right to Receive Common Stock issued and outstanding immediately prior to the redomicile was exchanged for one Series B Right to Receive Common Stock of Titan, which has substantially the same rights and preferences as the Company’s original Series B Rights to Acquire Common Stock. At December 31, 2024, there were 176,443,627 Series A Rights outstanding and 17,411,432 Series B Rights outstanding. At March 31, 2025, there were 176,443,627 Series A Rights outstanding and 7,977,241 Series B Rights outstanding.

NOTE 16 – STOCK-BASED COMPENSATION

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

On January 3, 2025, the Company issued 20,060,000 common stock warrants as compensation for services provided in connection with the Series B Offering. The warrants mature on May 31, 2031 and have an exercise price of $0.001 per share. The Company recognized stock-based compensation of $470,770 on the consolidated statements of operations as a result of the warrant issuance (Note 15 – Mezzanine Equity and Stockholders’ Equity).

Stock Options

The activity for stock options under the Company’s incentive plans was as follows for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	24,500,000	$0.04	5.00	-
Granted	-	-	-	-
Cancelled or forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding as of March 31, 2025	24,500,000	0.04	4.19	-
Exercisable as of March 31, 2025	24,500,000	$0.04	4.19	-

On December 31, 2024, the Company issued 24,500,000 stock options to management and members of the Board of Directors. The stock options vested immediately upon issuance, expire after a term of five years, and have an exercise price of $0.04 per share. As of March 31, 2025 and December 31, 2024, there was no unrecognized stock-compensation related to unvested stock options.

The Company recognizes stock-based compensation expense from stock options using the grant date fair-value. The fair value of options awarded is measured on the grant date using the Black-Scholes option-pricing model. There was not any stock-based compensation recognized from stock options during the three months ended March 31, 2025 and 2024.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Commitments

On March 21, 2023, Titan Trucking entered into a consulting agreement (the “March 2023 Agreement”) with a consultant for consulting services related to the consolidated waste industry. As consideration, the Company agreed to pay the consultant a monthly fee of $10,000 through the course of the three-year term of the agreement. Upon reaching the maturity, both parties may agree to an optional one-year term extension. Additionally, the Company agreed to pay the consultant a success fee equal to: (1) one percent (1%) of the purchase price paid by the Company to acquire an enterprise engaged in the business of hauling, transportation, waste brokerage, and recycling, (2) two percent (2%) of the purchase price paid by the Company for all stand-alone landfills and transfer stations, (3) one percent (1%) of the revenue received by the Company, for a twelve month period commencing upon execution, for all municipal or large commercial contracts, and 4) one and twenty-five hundredths percent (1.25%) of the purchase price received by the Company for transfer stations associated with a professionally recognized hauling company. As of March 31, 2025 and December 31, 2024, there was an accounts payable balance of $0 and $230,000, respectively. During the three months ended March 31, 2025 and 2024, the Company recognized expenses of $0 and $30,000, respectively due to the March 2023 Agreement.

On February 10, 2025 the Company and the consultant effected a settlement agreement and release terminating the March 2023 Agreement. As a result, the Company agreed to settle all amounts owed due to the March 2023 Agreement in exchange for a payment of $3,000, the issuance of a promissory note with a principal value of $70,000 and the issuance of 1,500,000 shares of the Company’s common stock (Note 9 – Notes Payables and Note 15 – Mezzanine Equity and Stockholders’ Equity). The common stock issuance was recorded at a fair value of $0.02 per share, for a total fair value of $25,976. As a result of the settlement agreement, the Company recognized a gain on settlement of accounts payable of $131,024.

Related Party Commitments

On April 1, 2023, Titan Trucking entered into a 60-month lease in Detroit, Michigan, with a related party through common ownership. The lease was terminated by the lessor on June 14, 2024 due to a change of ownership of the property. As of March 31, 2025 and December 31, 2024 the Company owed the related party $0 and $83,551, respectively (Note 8 – Leases) which is included in accounts payable on the accompanying consolidated balance sheets.

As of March 31, 2025 and December 31, 2024, the Company owed a related party vendor $6,046 and $120,201, respectively, for rental services provided which is included in cost of revenues on the accompanying consolidated statements of operations. In January of 2025 the Company repaid $136,200 of accounts payable owed to the related party through the sale of $193,118 of front-load containers. As a result, the Company recognized a loss on the sale of equipment of $56,917 (Note 5 – Property and Equipment, Net).

On May 20, 2023, the Company entered into a management consulting agreement (the “May 2023 Agreement”) with a related party consultant. The consultant agreed to assist the Company identify acquisition and merger targets, as well provide other merger and acquisition related services, such as due diligence services, and services related the integration of acquisition targets. The May 2023 Agreement has a term of two years, and its term shall automatically be extended by additional one-year term extensions unless the agreement is terminated by either party prior to the end of the current term. As consideration, the Company agreed to pay a monthly retainer of $19,950 and an acquisition bonus on any acquisition by the Company of a third-party business. The acquisition bonus will be calculated as equal to: (1) two and ninety-five hundredths percent (2.95%) of the first $50,000,000 of consideration paid for the acquisition, (2) one and seventy-five hundredths percent (1.75%) of the next $150,000,000 of consideration paid for the acquisition, and (3) one and twenty-five hundredths percent (1.25%) of the consideration paid for the acquisition over the first $200,000,000 paid. The Company recognized related party consulting expense of $0 and $59,850 during the three months ended March 31, 2025 and 2024, respectively, due to the May 2023 Agreement. As of March 31, 2025 and December 31, 2024, the Company had a related party accounts payable balance of $0 due to the May 2023 Agreement. As of December 31, 2024, the May 2023 Agreement had been terminated.

In conjunction with the acquisition of Standard (Note 3 – Business Combinations), the Company engaged the Sellers for consulting services in the period following the Standard Acquisition. Dominic Campo and Sharon Campo each signed a consulting agreement (the “Standard Consulting Agreements”) with the Company. The first consulting agreement commenced on June 1, 2024 and has a term of five years. In exchange for consulting services provided, the consultant is to receive a monthly retainer of $23,333. In the event that the consultant meets their demise during the term of the agreement, the retainer shall be reduced to $11,667 per month. The second consulting agreement commenced on June 4, 2024 and has a term of five years. In exchange for consulting services provided, the consultant is to receive a monthly retainer of $10,417. For the three months ended March 31, 2025, the Company incurred $101,250 of consulting expenses under these agreements. As of March 31, 2025 and December 31, 2024, the Company had an accounts payable balance due to the Sellers of $3,500 and $0, respectively. As of March 31, 2025, and December 31, 2024, the Company had an accrued expenses balance related to the Standard Consulting Agreements of $67,500 and $0, respectively.

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

In February 2025, a complaint was filed against the Company, the Company’s operating subsidiaries and Jeffrey Rizzo, the former Chief Operating Officer of the Company (“Rizzo”), in the Supreme Court of the State of New York, Niagara County. The complaint arises out of a sale of future receipts agreement entered into by the plaintiff and the defendants in January 2025 whereby the plaintiff alleges that it agreed to purchase $179,880 of the Company’s future receivables in exchange for a purchase price of $120,000. The Company’s obligations with regard to the agreement were guaranteed by Rizzo. In the complaint, the plaintiff alleges that the Company breached its contract by failing to pay amounts owed to the plaintiff as agreed to in the sale of future receipts agreement, among other breaches. As of March 31, 2025 and December 31, 2024, $179,880 was included within notes payable on the consolidated balance sheets due to this arrangement.

On or about April 3, 2025, a Demand for Arbitration was filed with the American Arbitration Association (the “AAA”) in Michigan against Titan Trucking, LLC (“Titan Trucking”), a wholly-owned subsidiary of the Company, by O’Keefe & Associates Consulting, L.L.C. (“O’Keefe”).  In its Demand for Arbitration, O’Keefe alleges that on or about June 27, 2022, Titan Trucking entered into an agreement with O’Keefe pursuant to which Titan Trucking engaged O’Keefe to be its “exclusive financial advisor” relating to one or more “Transactions” and that Titan Trucking subsequently breached that agreement.  O’Keefe also asserts claims against Titan Trucking for breach of the covenant of good faith and fair dealing, and for unjust enrichment, all based on the same underlying facts.

Titan Trucking declined to submit an answer by the May 13, 2025 deadline for a response to the Demand for Arbitration, thereby denying all allegations asserted by O’Keefe therein.  As of the filing date of the consolidated financial statements, the parties are in the process of selecting an arbitrator, and are working with the AAA to define the issues to be addressed and the timetable for proceeding.

NOTE 18 – SEGMENT REPORTING

Operating segments are components of an enterprise about which separate financial information is available and is evaluated regularly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its Chief Executive Officer (“CEO”) as the CODM. The Company’s CODM makes decisions regarding resource allocation and performance assessment using net loss from continuing operations as presented within the consolidated statements of operations.

Significant expenses within net loss from continuing operations include revenue, cost of revenues, salaries and salary related costs, stock based compensation, professional fees, amortization expense, and general and administrative expenses, which are each separately presented on the Company’s consolidated statements of operations. Other segment items within net loss from continuing operations include interest expense, net of interest income, and other expense. The Company’s long-lived assets consist primarily of property and equipment, net and intangibles assets, net arising from the acquisition of Standard.

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

The Company believes that, prior to the sale of Recoup, this structure reflected its then-current operational and financial management, and that it provided the best structure for the Company to focus on growth opportunities while maintaining financial discipline. The factors used to identify the operating segments were the segment’s revenue streams and customer base, the reporting structure for operational and performance information within the Company, and management’s decision to organize the Company around the segment’s revenue generating activities.

NOTE 19 – SUBSEQUENT EVENTS

Subsequent events were evaluated through the issuance date of these financial statements. There were no subsequent events other than those described below:

Exercise of Warrants

On April 3, 2025, the holder of 1,578,143 common stock warrants exercised their warrants in a cashless exercise. As a result they received 1,522,363 shares of common stock (Note 15 – Mezzanine Equity and Stockholders’ Equity).

Issuance of Notes Payables

On April 15, 2025 Standard issued Senior Notes (the “April 2025 Note Payables”) to certain investors in exchange for proceeds of $299,000. The April 2025 Notes Payables have a principal balance of $453,534 and are non-interest bearing. Additionally, the April 2025 Notes Payables mature on the earlier of 1) January 15, 2026 or 2) the initial time of consummation by the Company of any public or private offering(s), individually or in the aggregate, of securities with gross proceeds of at least $1,000,000. The investors include Celli. Celli’s Senior note has a principal balance of $227,272.

On May 6, 2025, Standard issued Senior Notes (the “May 2025 Note Payables”) to certain investors in exchange for proceeds of $150,000. The May 2025 Notes Payables have a principal balance of $214,286 and are non-interest bearing. Additionally, the May 2025 Notes Payables mature on the earlier of 1) January 15, 2026 or 2) the initial time of consummation by the Company of any public or private offering(s), individually or in the aggregate, of securities with gross proceeds of at least $1,000,000. The investors include Celli and Dominic Campo, the Company’s Chief Operating Officer. Celli’s Senior Note has a principal balance of $71,429. Dominic Campo’s Senior Note has a principal balance of $71,429.

Settlement Agreement

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

On April 29, 2025, we entered into a settlement and release agreement with the plaintiff to settle all claims made by the plaintiff in this litigation. Pursuant to such agreement, we issued to the plaintiff 181,819 shares of common stock and agreed to pay to the plaintiff $15,000 in cash on or before July 1, 2025.

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

The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three months ended March 31, 2025 and 2024, including the notes to those statements, appearing elsewhere in this report, as well as management’s discussion and analysis and the consolidated financial statements included in our 2024 Annual Report on Form 10-K. This section and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

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

Sale of Recoup Technologies, Inc. (“Recoup”)

On October 31, 2024, we completed the sale (the “Recoup Sale”) of our wholly-owned subsidiary, Recoup Technologies, Inc. (“Recoup”), which qualified for reporting as a discontinued operation. As a result, Recoup’s results, including the income on disposal, are presented in a single line item, income from discontinued operations, after tax in our consolidated statement of operations and excluded from continuing operations for all periods presented. Accordingly, any discussion of our historical financial information below reflects Recoup’s results as a discontinued operation and amounts and disclosures below pertain to our continuing operations for all periods presented, unless otherwise noted.

We received consideration with a total purchase price of $1,000,000 for the sale of Recoup. The consideration was composed of the forgiveness of $750,000 of accounts payables and the receipt of a $250,000 note receivable. We also agreed that, for a period of five years from the closing date, we will not engage in a business that competes with the business of Recoup. Recoup is in the business of marketing an aerobic digestion technology solution for the disposal of food waste at the point of generation. Please see Note 4 – Discontinued Operations, to the consolidated financial statements included in Part I, Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further details on the transaction.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date.

Estimated
Description	Fair Value

Assets:
Cash	$2,545
Accounts receivable	1,387,932
Property and equipment	6,995,080
Prepaid expenses and other current assets	12,900
Other receivables	1,600
Right-of-use-asset	294,431
Intangibles and goodwill	12,332,347
$21,026,835

Liabilities:
Accounts payable and accrued expenses	$(1,235,218)
Accrued payroll and related taxes	(46,189)
Operating lease liability, current	(83,654)
Finance lease liability, current	(29,230)
Notes payable	(3,271,231)
Operating lease liability, noncurrent	(210,778)
Finance lease liability, noncurrent	(70,137)
$(4,946,437)

Net fair value of assets (liabilities) acquired	$16,080,398

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

As a result of the SWS acquisition, we recognized a total of $12.3 million of intangibles and goodwill. The goodwill represents the value expected to be created through new customer relationships for our company, access to new market opportunities, and expected growth opportunities. The goodwill resulting from the acquisition is susceptible to future impairment charges.

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

Going Concern

For the three months ended March 31, 2025, we had a net loss of $5,335,697. We had a working capital deficit of $20,432,686 as of March 31, 2025 (deficit of $17,160,714 as of December 31, 2024). These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date on which our consolidated financial statements were issued.

Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenue and cash flow to meet our obligations on a timely basis. We will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these consolidated financial statements. Management believes that actions presently being taken to obtain additional funding provide the opportunity for us to continue as a going concern. There is no guarantee we will be successful in achieving these objectives. We have been successful in attracting substantial capital from investors interested in our current public status that has been used to support our ongoing cash outlays. This includes raising proceeds of approximately $1.0 million during the three months ended March 31, 2025 from the issuance of Series C Preferred Stock.

Employee Benefit Plan

Titan Trucking offers a 401(k) plan. Employees are eligible to participate in the plan on the first day of the month following the date of hire. Employees may defer up to $23,500 for 2025 and $23,000 for 2024. Titan Trucking is required to contribute on behalf of each eligible participating employee. Titan Trucking will match 50% of the participants deferral not to exceed 3% of employee compensation. Employees will share in the matching contribution regardless of the amount of service completed during the plan year. Employees will become 100% vested in the employer matching contributions after one year of service.

Employer contributions for the three months ended March 31, 2025 and 2024 were $1,626 and $3,129, respectively.

Results of Operations and Financial Condition for the Three Months Ended March 31, 2025 as Compared to the Three Months Ended March 31, 2024

	Three Months Ended
	March 31,	March 31,	Percent
	2025	2024	Change

Revenue	$1,750,172	$1,187,582	47%
Cost of revenues	1,938,767	1,466,469	32%
Gross loss	(188,595)	(278,887)	-32%

Operating expenses
Salaries and salary related costs	422,057	429,513	-2%
Stock based compensation	473,770	-	100%
Professional fees	682,005	832,746	-18%
Amortization expense	17,187	17,188	0%
General and administrative expenses	211,998	342,250	-38%
Total operating expenses	1,807,017	1,621,697	11%

Operating loss	(1,995,612)	(1,900,584)	5%

Other income (expense)
Change in fair value of derivative liability	-	17,500	-100%
Interest expense, net	(3,414,368)	(510,454)	569%
Gain on refinancing	140,442	-	100%
Gain on settlement of accounts payable	131,024	-	100%
Other expense	(81,347)	42,635	-291%
Loss on sale of equipment	(56,917)	-	100%
Loss on troubled debt restructuring	(58,919)	-	100%
Total other income (expense)	(3,340,085)	(450,319)	642%

Provision for income taxes	-	-	0%
Net loss from continuing operations, after tax	(5,335,697)	(2,350,903)	127%

NET INCOME FROM DISCONTINUED OPERATIONS, AFTER TAXES	-	91,959	-100%

Net loss	$(5,335,697)	$(2,258,944)	136%

Revenue

For the three months ended March 31, 2025 compared to March 31, 2024, our revenues increased by $562,590, or 47%, from $1,187,582 to $1,750,172. The increase was primarily as a result of our acquisition of SWS on May 31, 2024, and the resulting revenue generated by the combined operations of our company and SWS. We also expanded our operations with the acquisition of new containers and other fixed assets which, as a result, increased the revenue generated during the period.

Cost of Revenue

For the three months ended March 31, 2025 compared to March 31, 2024, our cost of revenue increased by $472,298, or 32%, from $1,466,469 to $1,938,767. The increase was primarily a result of the acquisition of SWS on May 31, 2024, and the resulting increased revenue caused by the combined operations of our company and SWS. We also have continued to expand our operations with the acquisition of new containers and other fixed assets which also resulted in increased cost of revenues.

Operating Expenses

For the three months ended March 31, 2025 compared to March 31, 2024, our salary and salary-related costs decreased by $7,456 or 2%, from $429,513 to $422,057. There were no significant changes in our salary and salary-related costs.

For the three months ended March 31, 2025 compared to March 31, 2024, our stock-based compensation increased by $473,770, or 100%, from $0 to $473,770. The stock-based compensation incurred during the three months ended March 31, 2025 was due to warrants issued by the Company for advisory services received in connection with the Company’s Series B Preferred Stock Offering in 2024.

For the three months ended March 31, 2025 compared to March 31, 2024, our professional fees decreased by $150,741, or 18%, from $832,746 to $682,005. The decrease was attributed primarily to decreased consulting, accounting and legal fees incurred due to our decreased acquisition activities.

For the three months ended March 31, 2025 compared to March 31, 2024, our amortization expense decreased by $1, or 0%, from $17,188 to $17,187. There were no significant changes in our amortization expense.

For the three months ended March 31, 2025 compared to March 31, 2024, our general and administrative expenses decreased by $130,252, or 38%, from $342,250 to $211,998. The decrease was primarily due to decreased rent expense from our operating leases and decreased marketing and advertising expenses.

Interest Expense, net of Interest Income

For the three months ended March 31, 2025 compared to March 31, 2024, our interest expense, net of interest income increased by $2,501,114, or 569%, from $510,454 to $3,414,368. The increase was due to an increase in debt instruments accruing interest on our consolidated balance sheets as a result of the acquisition of SWS. As well as our issuance of new debt instruments subsequent to March 31, 2024. The increased number of debt instruments resulted in increased interest expense. Additionally, we used funds from our financing liability to repay a large number of collateralized notes payables early. This resulted in an accelerated payment of interest and an accelerated amortization of debt discounts during the first quarter of 2025.

Net Loss from Continuing Operations

For the three months ended March 31, 2025 compared to March 31, 2024, our net loss from continuing operations increased by $2,984,794, or 127%, from $2,350,903 to $5,335,697 due primarily to the increase in interest expense, net of interest income, the increase in cost of revenues, and the increase in stock-based compensation. The increase in net loss from continuing operations was primarily offset by a decrease in professional fees, a decrease in general and administrative expenses, and the increase in revenues.

Segment Analysis

Operating segments are components of an enterprise about which separate financial information is available and is evaluated regularly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition we have identified our Chief Executive Officer as the CODM. Our CODM makes decisions regarding resource allocation and performance assessment using net loss from continuing operations as presented within the consolidated statement of operations included in Part I, Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.

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

Adjusted EBITDA (Non-GAAP Financial Measure)

We have included in this report Adjusted EBITDA, a measure of financial performance that is not defined by GAAP. We believe that this measure provides useful information to investors and include this measure in other communications to investors.

For this non-GAAP financial measure, we are providing below a reconciliation of the differences between the non-U.S. GAAP measure and the most directly comparable GAAP measure, an explanation of why our management and board of directors believe the non-GAAP measure provides useful information to investors and any additional purposes for which our management and board of directors use the non-GAAP measures. This non-GAAP measure should be viewed in addition to, and not in lieu of, the comparable GAAP measures.

We define Adjusted EBITDA as net loss from continuing operations before interest expense (net of interest income), income taxes, depreciation and amortization, and certain non-recurring and non-cash transactions such as stock-based compensation, and the change in fair value of derivative liabilities. Our management believes that this presentation provides useful information to management and investors regarding our core trends by providing a more direct view of the underlying costs and performance. In addition, management uses this measure for reviewing our financial and operational results. Adjusted EBITDA is a non-GAAP measure and may not be comparable to similarly titled measures reported by other companies.

We do not consider Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of Adjusted EBITDA is that it excludes certain expenses and income that are required by GAAP to be recorded in our consolidated financial statements. In addition, Adjusted EBITDA is subject to inherent limitations as this metric reflects the exercise of judgment by management about which expenses and income are excluded or included in determining Adjusted EBITDA. In order to compensate for these limitations, management presents Adjusted EBITDA in connection with GAAP results. A reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months Ended
	March 31,
	2025	2024

Net loss from continuing operations	$(5,335,697)	$(2,350,903)

Interest expense, net of interest income	3,414,368	510,454
Income taxes	-	-
Depreciation and amortization (a)	334,392	129,264
	(1,586,937)	(1,711,185)
Non-recurring, non-cash transactions:
Change in fair value of derivative liability (b)	-	(17,500)
Stock-based compensation	473,770	-
Gain on refinancing (c)	(140,442)	-
Gain on settlement of accounts payable (d)	(131,024)	-
Loss on sale of equipment (e)	56,917	-
Loss on troubled debt restructuring (f)	58,919	-
Adjusted EBITDA	$(1,268,797)	$(1,728,685)

(a)	This amount includes $317,205 and $112,076 of depreciation expense included in cost of revenues in the consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively.

(b)	This amount reflects the change in fair value of our derivative liability during the three months ended March 31, 2024 (Note 12 – Derivative Liability in Part I, Item 1. Financial Statements).

(c)	On January 6, 2025, we signed an agreement to sell certain equipment to a third-party buyer for $7.5 million and simultaneously lease the equipment from the buyer (the “sale-leaseback”). The proceeds from the sale of the equipment were used by us to repay approximately $5.8 million of principal from collateralized note payables, approximately $83,000 of principal related to our finance lease liability, approximately $589,000 of interest from collateralized note payables and our finance lease liability, and $379,100 of transaction fees. As a result of the repayments, we recorded a gain on refinancing of $140,645 in the consolidated statements of operations (Note 11 – Financing Liability in Part I, Item 1. Financial Statements).

(d)	On February 10, 2025, we and a consultant effected a settlement agreement and release terminating a consulting agreement. As a result, we agreed to settle all amounts owed due to the agreement in exchange for a payment of $3,000, the issuance of a promissory note with a principal value of $70,000 and the issuance of 1,500,000 shares of our common stock. As a result of the settlement agreement, we recognized a gain on settlement of accounts payable of $131,024 (Note 17 – Commitments and Contingencies in Part I, Item 1. Financial Statements).

(e)	In January 2025, we repaid $136,200 of accounts payable owed to a related party through the sale of $193,118 of front-load containers. As a result, the Company recognized a loss on the sale of equipment of $56,917 (Note 5 – Property and Equipment, Net in Part I, Item 1. Financial Statements).

(f)	In February 2025, we and Michaelson agreed to amend the Michaelson Note (the “February Michaelson Amendment”). In accordance with ASC 470-60 “Troubled Debt Restructuring by Debtors” the February Michaelson Amendment qualified for treatment as a Troubled Debt Restructuring. As a result we recognized a loss from troubled debt restructuring of $58,919 in the statements of operations for the three months ended March 31, 2025 (Note 9 – Notes Payable in Part I, Item 1. Financial Statements).

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2025, we had $74,980 in cash compared to $2,977 at December 31, 2024, an increase of $72,003, resulting primarily from the proceeds from issuing Series C Preferred Stock. As of March 31, 2025, we had approximately $1,172,000 in accounts receivable compared to approximately $1,212,000 at December 31, 2024.

As of March 31, 2025, we had total current assets of approximately $1.6 million and total current liabilities of approximately $22.0 million, or negative working capital of approximately $20.4 million, compared to total current assets of approximately $1.6 million and total current liabilities of approximately $18.8 million, or negative working capital of $17.2 million at December 31, 2024. This is a decrease in working capital of approximately $3.2 million over the working capital balance at the end of 2024 driven primarily by an increase in accrued interest, an increase in convertible notes payable and an increase in the our financing liability. The increase was offset by a decrease in notes payable and a decrease in accounts payable.

As of March 31, 2025, we had undiscounted obligations in the amount of approximately $15.5 million relating to the payment of indebtedness due within one year. We anticipate meeting our cash obligations on our current indebtedness as of March 31, 2025, primarily through the issuance of debt and equity securities.

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

During the three months ended March 31, 2025 and 2024, our capital expenditures were $0 and approximately $735,000, respectively.

We expect our capital expenditures for next 12 months will grow as we continue to expand the SWS operational activities. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

Cash Flows

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities – continuing operations	$(1,887,288)	$(1,105,206)
Net cash used in investing activities – continuing operations	75,000	(734,923)
Net cash provided by financing activities – continuing operations	1,884,291	1,457,247
Net cash used in operating activities – discontinued operations	-	282,731
Net increase (decrease) in cash and cash equivalents	$72,003	$(100,151)

Operating Activities. The net cash used in operating activities for the three months ended March 31, 2025 was primarily used to fund a net loss of approximately $5.3 million, adjusted for non-cash expenses in the aggregate amount of approximately $2.8 million. Non-cash expenses were primarily made up of approximately $1,688,000 of debt discount amortization, $474,000 of stock-based compensation, $342,000 of default fees on convertible notes payable, and $334,000 of depreciation and amortization expense. Approximately $612,000 of cash was generated from net changes in the levels of operating assets and liabilities, primarily related to an increase in accrued interest, and an increase in accounts payable. The cash generated was offset primarily by a decrease in the finance lease liability.

The net cash used by operating activities for the three months ended March 31, 2024 was primarily used to fund a net loss of approximately $2.3 million, adjusted for non-cash income in the aggregate amount of approximately $292,000. Approximately $862,000 was generated by net changes in the levels of operating assets and liabilities, primarily related to increases in accounts payable, increases to accrued interest, increases in accrued expenses and a decrease in the right-of use asset, which was offset in part by decreases in other assets and decreases in the operating lease liability.

Investing Activities. During the three months ended March 31, 2025, we received $75,000 under a note receivable that had been consideration for the sale of a business. During the three months ended March 31, 2024 we did not have any investing activities.

During the three months ended March 31, 2024, our cash used in investing activities was composed of approximately $735,000 used for the acquisition of property and equipment.

Financing Activities. There was approximately $1.9 million in cash generated from financing activities during the three months ended March 31, 2025. This was primarily due to proceeds from the financing liability of $7.6 million and proceeds from the issuance of Series C Preferred Stock of $1,000,000. The cash generated from financing activities was primarily offset by the repayment of notes payable of $6.1 million, transaction costs from the financing liability of $379,000, the repayment of the financing liability of approximately $295,000, and the repayment of related party notes payable of approximately $171,000.

There was approximately $1.5 million of cash generated from financing activities during the three months ended March 31, 2024. The cash provided by financing activities was due primarily to the proceeds from notes payable of approximately $675,000, proceeds from warrants of $650,000, and proceeds from related party note payables of $290,000, offset by the repayment of note payables of $328,000.

Non-Cash Investing and Financing Activities. We note that we had a paid-in kind repayment of accounts payable of $136,200 during the three months ended March 31, 2025. There was also non-cash activity of $142,581 due to the remeasurement of the Series B Preferred Stock to its redemption value, non-cash activity of $944 due to the exercise of share rights into common stock, and non-cash activity of $40 due to the cashless exercise of warrants. Lastly, there was non-cash activity of $108,575 from a measurement period adjustment to accounts payable.

Cash Payments for Interest and Income Taxes. We had approximately $961,000 and $172,000 of cash payments for interest expense for the three months ended March 31, 2025 and 2024, respectively. There were no cash payments for income taxes for the three months ended March 31, 2025 and 2024, respectively.

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

Convertible Instruments

We evaluate our convertible instruments, such as warrants and convertible notes, to determine if those contracts or embedded components of those contracts qualify as equity instruments, derivative liabilities, or liabilities, to be separately accounted for in accordance with FASB ASC 815 “Derivatives and Hedging” (“ASC 815”) and FASB ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”). The assessment considers whether the convertible instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the convertible instruments meet all of the requirements for equity classification under ASC 815, including whether the convertible instruments are indexed to our own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of the instrument’s issuance, and as of each subsequent balance sheet date while the instruments are outstanding. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

Stock-Based Compensation

We account for stock awards to employees and non-employees following FASB ASC Topic 718, Compensation – Stock Compensation by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, our Certifying Officers concluded that our disclosure controls and procedures were not effective as a result of continuing weaknesses in our internal control over financial reporting principally due to the following:

-	We have not established adequate financial reporting processes or monitoring activities to ensure adequate financial reporting and to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions and therefore there is lack of segregation of duties.

-	An outside consultant assists in the preparation of the annual and quarterly financial statements and partners with us to ensure compliance with GAAP and SEC disclosure requirements.

-	We did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties over complex transactions.

Changes in Internal Control over Financial Reporting

There have been no change in our internal control over financial reporting that occurred during the period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2024 or other legal proceedings commenced against us our or our subsidiaries, except as follows:

As reported in our Annual Report, in July 2023, a complaint was filed against us and Ajay Sikka, a director of our company and our former chief executive officer, in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois titled Alta Waterford, LLC v. TraQiQ, Inc. and Ajay Sikka (Case No. 23LA00000476) for breach of contract. In the complaint, the plaintiff alleges that we breached contracts for the payment of compensation for investor relations and web development and copyright services allegedly provided by the plaintiff, which payment obligation was personally guaranteed by Mr. Sikka. The complaint seeks damages in the amount of $324,000, attorney fees and other unspecified litigation costs.

On April 29, 2025, we entered into a settlement and release agreement with the plaintiff to settle all claims made by the plaintiff in this litigation. Pursuant to such agreement, we issued to the plaintiff 181,819 shares of common stock and agreed to pay to the plaintiff $15,000 in cash on or before July 1, 2025.

On or about April 3, 2025, a Demand for Arbitration was filed with the American Arbitration Association (the “AAA”) in Michigan against Titan Trucking, LLC (“Titan Trucking”), a wholly-owned subsidiary of our company, by O’Keefe & Associates Consulting, L.L.C. (“O’Keefe”).  In its Demand for Arbitration, O’Keefe alleges that on or about June 27, 2022, Titan Trucking entered into an agreement with O’Keefe pursuant to which Titan Trucking engaged O’Keefe to be its “exclusive financial advisor” relating to one or more “Transactions” and that Titan Trucking subsequently breached that agreement.  O’Keefe also asserts claims against Titan Trucking for breach of the covenant of good faith and fair dealing, and for unjust enrichment, all based on the same underlying facts.

Titan Trucking declined to submit an answer by the May 13, 2025 deadline for a response to the Demand for Arbitration, thereby denying all allegations asserted by O’Keefe therein.  At the present time, the parties are in the process of selecting an arbitrator, and are working with the AAA to define the issues to be addressed and the timetable for proceeding.  Regardless of how these aforementioned issues are addressed, however, Titan Trucking disputes O’Keefe’s allegations and intends to vigorously defend the purported claims asserted.

As of March 31, 2025, no accruals for loss contingencies have been recorded as the outcomes of such litigations is neither probable nor reasonably estimable.

Item 1A. Risk Factors

Not required under Regulation S-K for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities within the the reporting period covered by this report that would be required to be disclosed in this Report pursuant to Item 701 of Regulation S-K, except as follows.

Between March 5, 2025 and March 7, 2025, we sold to five accredited investors, including Frank Celli, one of our directors, an aggregate of 500,000 shares of our Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), for a purchase price of $2.00 per share, or an aggregate purchase price of $1,000,000. Pursuant to the terms of the subscription agreements for the Series C Preferred Stock, we will be required to issue to such purchasers additional shares of Series C Preferred Stock if we sell shares of common stock in our proposed offering of common stock for a purchase price of less than $5.00 per share. Such shares of Series C Preferred Stock were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended March 31, 2025, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

(c) During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

Titan Environmental Solutions Inc.

Date: May 20, 2025	By:	/s/ Glen Miller
Glen Miller
Chief Executive Officer (principal executive officer)

Date: May 20, 2025	By:	/s/ Anna Skowron
Anna Skowron
Chief Financial Officer (principal financial and accounting officer)

